Form 10-K405
period 2001-12-31
NAVIGATION TECHNOLOGIES CORP
filed 2002-04-01
CIK 834208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   X      ACT OF 1934
-------
          For the fiscal year ended December 31, 2001

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934


                       NAVIGATION TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    77-0170321
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

           222 MERCHANDISE MART                        (312) 279-3390
        THE MERCHANDISE MART PLAZA             (Registrant's Telephone Number,
                SUITE 900                             Including Area Code)
         CHICAGO, ILLINOIS 60654
(Address of Principal Executive Offices,
           including Zip Code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
        Employee Stock Options to purchase Common Stock, $0.001 par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  X     No
                                                           -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                        Yes  X     No
                                                           -----      -----

     Substantially all of the voting and non-voting common equity is held by affiliates of the registrant. There is no established trading market for shares of the registrant's Common Stock.

     The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of February 28, 2002 was 398,299,368.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents of the registrant are incorporated herein by reference:

             DOCUMENT                                      PART OF FORM 10-K
             --------                                      -----------------

     None.

================================================================================

                                     PART I

     Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the terminology used - for example, words and phrases such as "may," "should," "expect," "anticipate," "plan," "believe," "estimate," "predict" and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in the section of Navigation Technologies' Registration Statement on Form 10, File No. 0-21323 captioned "Risk Factors" under Item 1 thereof. Readers should carefully review this document in its entirety, including, but not limited to, the financial statements and notes thereto. Navigation Technologies undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. You should rely only on the information contained in this document. We have not authorized anyone to provide you with information that is different. The information contained herein may only be accurate as of the date of this document.

     "NAVTECH," "NAVTOOLS," "SDAL" and "SDAL Format" are trademarks of Navigation Technologies Corporation.

ITEM 1.  BUSINESS.

OVERVIEW AND HISTORY.

     Navigation Technologies Corporation is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end-users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, including personal digital assistants and cell phones; server-based systems, including internet and wireless services; and paper media.

     A growing number of companies have developed or are in the process of developing a variety of products and services that use map information furnished in digital form. We believe that commercial acceptance and successful operation of many of these products and services is dependent on the availability of a highly accurate and comprehensive geographical database, such as our NAVTECH data. Our database is a digital representation of road transportation networks in the United States, Canada, Western Europe and selected other countries, constructed to provide a high level of accuracy and useful level of detail. Our database includes extensive road, route and related travel information, including attributes collected by road segment. Some examples of the attributes collected for the NAVTECH database are:

     - Existence, location, shape and arterial classification of roads;

     - Details regarding ramps, road barriers/dividers, bridges and overpasses;

     - Certain traffic rules and regulations, such as one-way streets, turn restrictions, vehicle restrictions and speed limits;

     - Sign information;

     - Street names and addresses; and

     - Points of interest, such as airports, hotels and restaurants.

     We currently provide coverage relating to approximately 5.0 million miles of roadway in the United States and Canada, including virtually all main roadways plus detailed coverage in areas in which a majority of the population of the United States and Canada live and work. In Western Europe, our database covers virtually all main arterial roads within Western Europe's major highway network and has detailed coverage in over 320 cities in Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Switzerland, Sweden and United Kingdom. In addition, we offer coverage in Bahrain, the Czech Republic, the Kingdom of Saudi Arabia, Kuwait, the Republic of South Africa, the Slovak Republic, and United Arab Emirates.

                                ----------------

     Our principal office is located at 222 Merchandise Mart Plaza, The Merchandise Mart, Suite 900, Chicago, Illinois 60654 and our telephone number at that location is (312) 279-3390. We were incorporated originally in California in 1985, and we subsequently reincorporated in Delaware in 1987.

RELATIONSHIP WITH AND CONTROL BY PHILIPS.

     Koninklijke Philips Electronics N.V. ("Philips") is our principal stockholder, holding, as of December 31, 2001, approximately 50.2% of the issued and outstanding shares of our common stock, all of our issued and outstanding shares of Series A preferred stock, all of our issued and outstanding shares of Series B preferred stock and warrants to acquire up to 47,380,000 shares of our common stock. Philips has the power to elect all of the members of our board of directors, except to the extent that it has been agreed that another shareholder or individual shall have the right to appoint or serve as a director. See "Executive Officers and Directors" under Item 10. Directors and Executive Officers for additional information regarding these agreements and Philips' rights.

INDUSTRY BACKGROUND.

     Businesses and consumers are seeking solutions for a wide range of navigation and transportation needs. Their goals include time savings, increased efficiency and economy, increased safety and security, reduced stress and inconvenience, and improved traffic congestion reporting and management. Achieving these goals is impeded by the lack of usable information, such as accurate and understandable driving directions, complete and up-to-date information about local travel conditions and restrictions, and similar information. People not travelling by automobile also have been looking for ways to use their wireless telephones and similar wireless devices to access location-based information, such as street-level directions and information about local points of interest.

     In response to these demands, a variety of businesses in several industries, including automotive, electronics, communications and the Internet, have been actively developing and marketing a wide range of navigation products and geographic information-based systems and services. For personal navigation, much of the focus of product development efforts and offerings historically has been on automotive navigation systems. The more technologically sophisticated products - route guidance products - use integrated hardware and software systems located inside a vehicle that enable accurate and efficient vehicle navigation by providing dynamic real-time positioning information and turn-by-turn driving directions. The less technologically sophisticated - map and/or route planning products - are computer-based and typically enable the user to designate geographic points and obtain detailed driving instructions between the points, but lack the just-in-time type of navigation instructions that are characteristic of route guidance products.

     As the market for "smart" navigation products and services has continued to develop, new applications for the technology have also been developing. In addition to automotive navigation systems, these applications include: advances in geographic information systems (GIS) and fleet management applications; wireless/hand-held product applications; public safety/emergency services; internet mapping; PC-based applications; and call center-based navigation services.

     Many of these products and services are dependent upon the availability of a comprehensive database, such as our NAVTECH database. We believe that business and consumer acceptance of these products and services will depend significantly on factors such as the accuracy and detail of the database, the scope of its coverage and the commitment of the database provider to quality and to updating and enhancing the database.

STRATEGY.

     We have devoted substantial resources to the development of a comprehensive, accurate and detailed navigable database for the United States, Canada, Western Europe and other select countries. Our efforts to develop our business to date have consisted principally of the creation, updating and enhancement of our NAVTECH database, the establishment of a multi-office, multi-country field organization, and the development of technology and software related to our NAVTECH database. Our strategy is to establish Navigation Technologies as the leading provider of digital map information and enabling technology for navigation and other geographic information-based products and services and other applications.

NAVTECH DATABASE.

     The NAVTECH database is a digital representation of road transportation networks in the United States, Canada, Western Europe and selected other countries, constructed to provide the high level of accuracy and detail necessary to support route guidance products and similar applications. We devote significant resources to creating, updating and enhancing our data and maintaining its quality. We also have made significant investments in software and related tools for database creation and updating. The NAVTECH database is constructed to the same general specifications regardless of coverage area so that product developers, manufacturers and service providers generally can design a single product that can be sold throughout the United States, Canada, Western Europe and other select countries.

     Generally, we provide varying levels of coverage: our base coverage is intertown coverage and our most comprehensive coverage is detailed coverage. Detailed coverage provides sufficient detail to allow door-to-door, turn-by-turn route guidance to addresses, points of interest and other locations within coverage areas. This coverage also generally includes a broad, logical driving area around the named city regardless of city, county and state boundaries. Intertown coverage includes the major roadways and select local travel information, and seamlessly connects the detailed coverages. Route guidance products typically incorporate both detailed and intertown information.

     In the contiguous 48 states of the United States and portions of Hawaii and Canada, detailed coverage is complete for cities and their respective surrounding areas covering in the aggregate approximately 58% of the total combined population of the United States and Canada, and intertown coverage is complete for virtually the entire continental United States.

     In Europe, detailed coverage is complete for urban and rural areas covering approximately 71% of the total combined population of the following 21 countries: Andorra, Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Norway, Portugal, San Marino, Spain, Sweden, Switzerland, Vatican City and the United Kingdom. Intertown coverage is complete for all mentioned countries with the exception of Finland, Ireland, Norway and the Northern Ireland part of the United Kingdom. In these countries as well as in the Czech Republic and the Slovak Republic the intertown coverage is limited to the connector roads between the major metropolitan areas and the country borders.

     Creating, maintaining and delivering a comprehensive, high quality navigable database is a multi-step, labor-intensive process. The major steps consist of:

     - Data Collection. We gather raw geographic data, street name information and navigation information (e.g., barriers, one-way restrictions, turn restrictions and other driving rules) from a variety of sources, including government agencies and other regional and local sources, and by direct observation using our field staff.

     - Data Entry. We use our proprietary technologies and methods to convert the data that we have collected into our database according to our specifications. The method is to create a geometric base of elements that represent objects in the real world and then to apply additional data, such as street names and addresses, postal codes, one-way road information, and points of interest to that geographic base.

     - Data Validation. Throughout the data entry process, our proprietary systems constantly check the accuracy of the data.

     - Data Extraction. We process the data into a variety of formats and data sets for delivery to our customers.

     During initial database creation, our field personnel build relationships with authorities at all levels responsible for the roadways to gather driving rule and other information and field-verify the database. Once initial development for an area is complete, the assigned field office assumes primary responsibility for keeping the database up to date and accurate.

     We continually update our NAVTECH database to reflect changes to the roadway network and points of interest, and we release these updates to our customers on a periodic basis throughout the year.

     Our local field offices gather information on road conditions and plans from multiple sources, check data quality and continually validate database information. Our local field personnel also contribute to the updating and quality control efforts by driving the roads to check and update database information. We also use customer and end-user feedback to identify errors and anomalies in the data and to improve our database.

     In connection with our NAVTECH database, we also provide consulting services, customer support, software and software development tools to our customers. We believe these services help our customers reduce the development costs and time to market for their products and services which use NAVTECH data.

TECHNOLOGY.

     We believe that a significant factor in our successful creation and updating of the NAVTECH database is our proprietary software environment. We have employed an integrated, large-system approach, with databases, software support and operations environments. We have devoted significant resources and expertise to the development of a custom data management software and communications environment. We also have built our workstation software to enable sophisticated database creation and the performance of updating tasks in a well-controlled and efficient environment. A particular advantage that we have developed in this area is the ability to access the common database from any of our many field offices and the ability to edit portions of the data on a concurrent basis among several users. Our field personnel are able to operate our proprietary software for data capture on portable computers which are taken into field vehicles to capture data in real-time and then can be taken back into the field office for further processing of the data.

     We have also developed software known as SDAL software, which is intended to support a common database physical storage format known as SDAL Format, which we also developed. This software and format allows and encourages interoperability across navigation systems of different suppliers and simplifies database distribution and support logistics. We also have developed and make available to our customers a suite of software development tools known as NAVTOOLS software, which includes software for route calculation, route explication, map display, vehicle positioning, destination determination and geocoding. Collectively, this software suite enables customers to bring products based on the NAVTECH database to market more quickly and at reduced cost.

MARKETING AND DATABASE DISTRIBUTION.

     We market our NAVTECH database to vehicle manufacturers, automotive electronics manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers. Our marketing efforts include a direct sales force, attendance and exhibition at trade shows and conferences, advertisements in relevant industry periodicals, via the Internet and direct sales mailings.

     There are multiple methods of distribution to provide NAVTECH data to end users. For example, our customers produce copies of NAVTECH data on various storage media, such as CD-ROMs, DVDs and other media, and distribute those media, either bundled or otherwise incorporated into the customer's products or separate but for use with the customer's products, to end users directly and indirectly through retail establishments, vehicle manufacturers and their dealers, and other re-distributors. We also produce copies of NAVTECH data and distribute those copies to end users both directly and indirectly through vehicle manufacturers and their dealers. In those cases where we produce and distribute copies to end users, the copies are either prepared for specific use with our customers' products or are in our SDAL Format. Additionally, some of our customers store NAVTECH data on servers and distribute information, such as map images, driving directions, etc. containing information based on the NAVTECH data over the Internet and through other communication networks.

     Our general policy is to charge a license fee for use of our NAVTECH data. The amount of the fee varies depending upon the nature of the application using the data and may be charged on a per-copy or per-transaction or other basis. Typically, where our customer makes and distributes copies of our NAVTECH database, the customer is responsible for paying a license fee to us. Where we make and distribute end user-ready copies of our NAVTECH database, a license fee is sometimes paid to us by the end user and sometimes paid to us by the maker or reseller of the product in which the copy of our NAVTECH database is to be used. For in-vehicle navigation systems, we sometimes provide services related to the distribution of copies of the database and charge a fee for the provision of such services.

     Our technical customer support organization assists customers from product inception through testing and market introduction, with support continuing beyond. A customer support manager is assigned to large customers and works closely with our database creation and updating groups to coordinate availability of appropriate database coverage in conjunction with customer product release and roll-out plans.

CUSTOMERS.

     We have established customer relationships and entered into licensing arrangements with vehicle manufacturers, automotive electronics manufacturers and other developers, manufacturers and marketers of products and services that use NAVTECH data. Our customers include: customers who primarily sell or develop vehicle route guidance products for factory installation, dealer installation and aftermarket sale; customers who develop and market online and wireless products and services incorporating NAVTECH data in a variety of applications, including travel information and driving direction services; and customers such as software logistics solutions firms and developers and marketers of fleet routing, scheduling and similar products.

     During our fiscal years ended December 31, 1999 and December 31, 2000, BMW AG (including its affiliates) was our only customer who represented 10% or more of our revenue. During the fiscal year ended December 31, 2001, each of BMW AG (including its affiliates) and Harman International Industries, Inc. (including its affiliates) represented 10% or more of our revenue.

     We have entered into written agreements of various types, principally license agreements, with each of our customers. These agreements, however, are not requirements contracts. We endeavor to grow and diversify our customer base on a continuous basis through our marketing and sales efforts.

LICENSE AGREEMENTS.

     We license and distribute our database in several ways, including by licensing and delivering our database to our business customers - such as application developers and service providers - who then distribute the database directly or indirectly to business and consumer end users in connection with their products and services, and we also license and distribute our database directly (or indirectly through distributors) to both business and consumer end users. In addition to the basic license terms which typically provide for non-exclusive licenses, our license agreements generally include additional terms and conditions for the licenses relating to the specific use of the data. Our license fees vary depending on several factors, including the use for which the data has been licensed, the content of the data to be used by the product or service, and the geographical scope of the data.

     The license fees paid for the licenses are usually on a per-copy basis or a per-transaction basis. In general, there is no requirement that a customer sell a minimum number of copies or transactions, although certain of the licenses require a minimum annual license fee to be paid by the customer.

     Certain of the license agreements allow our customers to require or request us to produce copies of the database on their behalf and to deliver those copies to the customer or to another distributor for redistribution to consumer end users. Similarly, we produce and deliver such database copies to vehicle manufacturers pursuant to purchase orders or other agreements, and the vehicle manufacturers and their dealers redistribute the copies to vehicle purchasers. If a customer makes an election for us to provide such database copies, or if we agree to provide such copies to a vehicle manufacturer, then such customer, vehicle manufacturer or another party is obligated to pay us a fee for each copy that we produce and deliver that includes a per-copy license fee and a service fee for packaging and distribution.

COMPETITION.

     The market for map information is highly competitive. We compete with other companies, as well as with governmental and quasi-governmental agencies, that provide map information in a wide range of map applications with varying levels of functionality. We believe that the principal elements of competition in the market for map information are the geographical coverage of the database, the range and specificity of the information in the database, database accuracy, the price to customers for the use of the database, the price to consumers for the applications or other goods in which the applications are provided, alternative goods available to purchasers, and the availability of software and hardware products that are compatible with the database (or available or used in products/services that use such map information). We currently have several major competitors in providing map information including, TeleAtlas N.V., Geographic Data Technologies Incorporated, ALK Technologies Incorporated and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use.

INTELLECTUAL PROPERTY.

     Our success and ability to compete are dependent, in part, upon our ability to establish and adequately protect our intellectual property rights. In this regard, we rely primarily on a combination of copyright laws (including, in Europe, database protection laws), trade secrets, patents and contractual rights to establish and protect our intellectual property rights in our NAVTECH database, software and related technology. Navigation Technologies also protects its database, software and related technology, in part, by confidentiality agreements with our employees, consultants, customers and others. We also claim rights in our trademarks and service marks. Certain of our marks are registered in the United States, Europe and elsewhere and we have filed applications to register certain other marks in such jurisdictions. We have licensed others to use certain of our marks in connection with our database and software and expect to continue licensing certain of our marks in the future.

EMPLOYEES.

     As of December 31, 2001, we had a total of approximately 1,158 employees. We believe that relations with our employees are good, and we have not experienced any work stoppages due to labor disputes. Our employees are not represented by any collective bargaining organization.

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS.

     We have substantial operations in Western Europe and other jurisdictions and we expect a significant portion of our revenues and expenses will be generated by our Western European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, including compliance with, or changes in, the laws and regulatory requirements of various foreign countries and the European Union, difficulties in staffing and managing foreign subsidiary operations, taxes, trade barriers and business interruptions. In addition, substantially all of our expenses and revenues relating to our international operations are denominated in foreign currencies. Historically, we have not engaged in activities to hedge our foreign currency exposures and we currently have no plans to do so in the foreseeable future. As a result, we are and will continue to be, subject to risks related to foreign currency fluctuations. Any of these matters could increase our expenses and have a material adverse effect on our financial condition and results of operations.

ITEM 2.    PROPERTIES.

     Our corporate headquarters are located in Chicago, IL and we maintain a regional headquarters in Best, The Netherlands. We also have a production facility in Fargo, ND. The table below provides additional information concerning our principal facilities, including the approximate square footage of each facility and the lease or sublease expiration date. We believe that our facilities are suitable to meet our needs for the foreseeable future.

       LOCATION                  USE/PURPOSE           SQUARE FOOTAGE     LEASE EXPIRATION
       --------                  -----------           --------------     ----------------
Chicago, IL                Corporate Headquarters           99,545        September 30, 2007

Fargo, ND                  Production Facility              56,500          August 31, 2010

Best, The Netherlands      Regional Headquarters            40,900         December 31, 2006


     In addition to these facilities, we also have approximately 108 field and other offices in 18 countries worldwide.

ITEM 3.    LEGAL PROCEEDINGS.

     We are not subject to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     By the written consent, dated November 8, 2001, of the holders of a majority of the issued and outstanding common stock of Navigation Technologies, Navigation Technologies' certificate of incorporation was amended and restated to increase the number of authorized shares from 1,650,000,000 (consisting of 1,600,000,000 shares of common stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value $0.001) to 1,870,000,000 authorized shares (consisting of 1,800,000,000 shares of common stock, par value $0.001 per share and 70,000,000 shares of preferred stock, par value $0.001).

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established trading market for shares of Navigation Technologies common stock; therefore, information with respect to the market prices of the common stock has been omitted. Although Navigation Technologies did not undertake a formal evaluation of the fair market value of its common stock in August, 2001, Navigation Technologies believed that the fair market value of Navigation Technologies' common stock at such time was significantly lower than $0.85 per share.

     As of December 31, 2001, 468 persons held of record shares of our common stock, 1 person held of record shares of our Series A preferred stock, 1 person held of record shares of our Series B preferred stock, 315 persons of record held employee stock options to acquire our common stock and 1 person of record held warrants to acquire our common stock. As of December 31, 2001, an aggregate of 16,469,220 shares of our common stock were subject to employee stock options and 47,380,000 shares of our common stock were subject to warrants. See "Relationship with Philips" under Item 13. Certain Relationships and Related Transactions for a description of the conversion rights of the Series A and Series B preferred stock.

     We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. In addition, the terms of our Stock Purchase Agreement with Philips B.V. currently prohibit us from paying dividends on our stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

     During the period covered by this report, we have issued securities in the transactions described below without registration under the Securities Act. These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering, Regulation S under the Securities Act relating to sales made outside of the United States, and/or Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans.

     No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting the transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

     - In March 2001, we sold 2,405,969 shares of our Series A preferred stock and 42,600,003 shares of our Series B preferred stock to Philips Consumer Electronic Services B.V. pursuant to the stock purchase agreement with Philips described elsewhere in this document under the caption "Relationship with Philips - Stock Purchase Agreement" in Item
        13. Certain Relationships and Related Transactions.

     - In May 2001, we sold 200,000 shares of our Series A preferred stock to Philips at a purchase price of $10 per share pursuant to the terms of the stock purchase agreement with Philips described elsewhere in this document under the caption "Relationship with Philips - Stock Purchase Agreement" in Item 13. Certain Relationships and Related Transactions.

     - In June 2001, we sold 800,000 shares of our Series A preferred stock to Philips at a purchase price of $10 per share pursuant to the terms of the stock purchase agreement with Philips described elsewhere in this document under the caption "Relationship with Philips - Stock Purchase Agreement" in Item 13. Certain Relationships and Related Transactions.

     - In July 2001, we sold 600,000 shares of our Series A preferred stock to Philips at a purchase price of $10 per share pursuant to the terms of the stock purchase agreement with Philips described elsewhere in this document under the caption "Relationship with Philips - Stock Purchase Agreement" in Item 13. Certain Relationships and Related Transactions.

     - During the fiscal year ended December 31, 2001, an aggregate of 280,961 shares of our common stock have been issued in connection with the exercise of stock options granted under our employee stock option plans and agreements.

ITEM 6.    SELECTED FINANCIAL DATA.

     The following selected historical consolidated financial data as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000, and 2001, have been derived from the audited consolidated financial statements of Navigation Technologies, appearing elsewhere in this document. The following selected historical consolidated financial data as of December 31, 1997, 1998, and 1999 and for the years ended December 31, 1997 and 1998, have been derived from the audited consolidated financial statements of Navigation Technologies, which are not included herein. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto appearing elsewhere in this document.


              NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                                 (In Thousands)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------------------------
                                                                              1997        1998       1999       2000       2001
                                                                           ----------  ---------  ----------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net revenue                                                                $   8,678     26,844      51,088     82,195    110,431

Database licensing and production costs                                       54,948     69,039      73,987     78,659     80,653
Selling, general and administrative expenses                                  24,238     37,684      56,043     54,855     58,669
                                                                           ----------  ---------  ----------  ---------  ---------
                                                                              79,186    106,723     130,030    133,514    139,322
                                                                           ----------  ---------  ----------  ---------  ---------
Operating loss                                                               (70,508)   (79,879)    (78,942)   (51,319)   (28,891)

Other expense, net                                                            (9,548)   (24,798)    (42,053)   (58,249)   (18,050)
                                                                           ----------  ---------  ----------  ---------  ---------
Loss before extraordinary item                                               (80,056)  (104,677)   (120,995)  (109,568)   (46,941)

Extraordinary loss on early extinguishment of debt                                --         --          --         --    (69,568)
                                                                           ----------  ---------  ----------  ---------  ---------
Net loss                                                                     (80,056)  (104,677)   (120,995)  (109,568)  (116,509)

Cumulative preferred stock dividends                                              --         --          --         --    (91,417)
                                                                           ----------  ---------  ----------  ---------  ---------
Net loss applicable to common stockholders                                   (80,056)  (104,677)   (120,995)  (109,568)  (207,926)
                                                                           ==========  =========  ==========  =========  =========

Basic and diluted loss per common share before extraordinary item          $   (0.30)     (0.31)      (0.32)     (0.28)     (0.35)
Basic and diluted loss per common share related to extraordinary item             --         --          --         --      (0.17)
                                                                           ----------  ---------  ----------  ---------  ---------
Basic and diluted loss per common share                                    $   (0.30)     (0.31)      (0.32)     (0.28)     (0.52)
                                                                           ==========  =========  ==========  =========  =========
Shares used in per share computation                                         266,537    334,643     380,653    396,664    398,178
                                                                           ==========  =========  ==========  =========  =========
OTHER DATA:
   Depreciation and amortization                                           $   2,857      3,277       3,345      5,193      8,541
   Amortization of goodwill                                                      508      6,092      11,677         --         --
   Capital expenditures                                                       (3,402)    (5,539)     (2,697)   (18,162)   (15,892)

                                                                                              DECEMBER 31,
                                                                           -------------------------------------------------------
                                                                              1997       1998        1999       2000       2001
                                                                           ----------  ---------  ----------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
   Total assets                                                            $  28,561     30,466      22,220     51,263     62,476
   Long-term debt (1)                                                         91,319    165,252     237,632    339,733         --
   Total stockholders' equity (deficit) (1)                                  (85,421)  (163,389)   (259,360)  (345,908)     3,571


(1) The Company's outstanding borrowings with Philips were settled in exchange for preferred stock during 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified in Navigation Technologies' Registration Statement on Form 10, as amended, File No. 0-21323, that could cause results to differ materially from those expressed in such forward-looking statements.

OVERVIEW.

     Navigation Technologies Corporation is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, including personal digital assistants and cell phones; server-based systems, including internet and wireless services; and paper media.

     We have been unprofitable since our inception and as of December 31, 2001, we had an accumulated deficit of $765.8 million. Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. We anticipate that operating expenses will continue to increase as we continue our growth and development activities, including further development and enhancement of the NAVTECH database and increasing our sales and marketing efforts. Although our revenues have grown significantly over the past three years, we may not be able to sustain these growth rates. While we have been successful in reducing our operating loss over the three year period from 1999 to 2001, we cannot assure you that we will achieve profitable operations in the future.

     The market for products and services that use the NAVTECH database is evolving, and we believe that our future success depends upon the development of markets for a variety of products and services that use our database. Even if such products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will result in our achieving profitable operations. Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database which could materially adversely affect our business and prospects.

     A material portion of our revenues and expenses have been generated by our European operations and we expect that our European operations will account for a material portion of our revenues and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, and fluctuations in the value of currencies in relation to the United States dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Historically, we have not engaged in activities to hedge our foreign currency exposures and have no plans to do so in the foreseeable future. Revenues derived from our European operations in 1999, 2000 and 2001, accounted for approximately 62%, 59%, and 64%, respectively, of our total revenue.

CRITICAL ACCOUNTING POLICIES.

     Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The significant accounting policies that most impact our consolidated financial statements are those that relate to revenue recognition and database licensing and production costs.

     We derive a substantial majority of our revenue from licensing our database. We also generate revenue from professional services. Revenue is recognized net of provision for estimated uncollectible amounts. Database licensing revenue includes revenue that is associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), prepaid licensing fees from our distributors and customers and direct sales to end users. Nonrefundable minimum licensing fees are recognized as revenue ratably over the period of the arrangement. License fees from usage (including license fees in excess of the nonrefundable minimum fees) are recognized in the period in which they are reported by the customer to us. Prepaid licensing fees are recognized in the period in which the distributor or customer reports that it has shipped our database to the end user. Multiple element license fees including upgrade rights are allocated based on the relative fair values of the elements and recognized when Navigation Technologies ships elements to the end users. Revenue for direct sales licensing is recognized when the database is shipped to the end user. Revenue from the sale of professional services provided on a time and material basis is recognized as the services are performed.

     Since our inception we have invested significant amounts in creating and updating our database and developing related software applications for internal use. Database licensing and production costs consist of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs are expensed as incurred. These costs include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content. Database licensing and distribution costs include the direct costs related to reproduction of the database for licensing and per-copy sales and shipping and handling costs. Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable our core database to operate with emerging technologies, and (iii) applications to facilitate customer use of our database. Costs of internal-use software are accounted for in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally five years. Research and development activities are expensed as incurred.

RESULTS OF OPERATIONS.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 2001

     Revenues. Total revenues increased 34.3% from $82.2 million in 2000 to $110.4 million in 2001. The increase in total revenues was due to a significant increase in revenues from database licensing which resulted primarily from increased sales to existing customers. Growth was strong in all geographic regions in 2001, as North American revenues increased 18.8% from $33.5 million in 2000 to $39.8 in 2001, and European revenues increased 45.0% from $48.7 million in 2000 to $70.6 in 2001. Approximately 34% of our revenues in 2000 came from three customers (accounting for 17%, 9% and 8% of total revenues, respectively), while approximately 38% of our revenues for 2001 came from three customers (accounting for 19%, 11%, and 8% of total revenues, respectively).

     Database Licensing and Production Costs. Database licensing and production costs increased 2.5% from $78.7 million in 2000 to $80.7 million in 2001. This increase was due primarily to our investment in updating and improving the coverage of our database in both North America and Europe, offset, in part, by the capitalization of $7.8 million and $10.8 million of development costs for internal-use software in 2000 and 2001 respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.9% from $54.9 million in 2000 to $58.7 million in 2001. This increase was due primarily to our investments in growing the size and capabilities of our worldwide sales force, and in improving our infrastructure to support future growth.

     Other Income and Expense. Interest expense decreased from $58.5 million in 2000 to $17.9 million in 2001. The decrease was due primarily to the reduction of our indebtedness during the first quarter of 2001 through the exchange of shares of our Series A and Series B preferred stock for our outstanding borrowings from Philips.

     Operating Loss, Net Loss and Net Loss Per Common Share. Our operating loss decreased from $51.3 in 2000 to $28.9 million in 2001, due primarily to the operating leverage generated by our revenue growth in 2001. Our net loss, however, increased from $109.6 million in 2000 to $116.5 million in 2001, as a result of the $69.6 million extraordinary loss from the early extinguishment of debt we incurred in connection with the exchange of the shares of our preferred stock for our outstanding indebtedness to Philips offset in part by a reduction in interest expense caused by the early extinguishment. Basic and diluted net loss per common share before extraordinary item increased from $(0.28) in 2000 to $(0.35) per share in 2001. This change reflects the impact of cumulative preferred stock dividends of $91.4 million on the preferred stock issued to Philips during the first quarter of 2001 in exchange for the extinguishment of debt. This impact was partially offset by reduced operating loss and reduced interest expense in 2001. Including the extraordinary loss on the early extinguishment of debt, basic and diluted net loss per common share increased from $(0.28) in 2000 to $(0.52) in 2001.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 2000

     Revenues. Our total revenues increased 60.9% from $51.1 million in 1999 to $82.2 million in 2000. The increase in total revenues was due primarily to a significant increase in revenues from database licensing which resulted primarily from increased sales to existing customers. Growth was strong in all geographic regions in 2000, as North American revenues increased 70.9% from $19.6 million in 1999 to $33.5 million in 2000, and European revenues increased 54.6% from $31.5 million in 1999 to $48.7 million in 2000. Approximately 22% of our revenues in 1999 came from one customer, while approximately 34% of our revenues in 2000 came from three customers (accounting for 17%, 9% and 8% of total revenues, respectively).

     Database Licensing and Production Costs. Database licensing and production costs increased 6.4% from $74.0 million in 1999 to $78.7 million in 2000. This increase was due primarily to our investment in updating and improving the coverage of our database in both North America and Europe offset, in part, by the capitalization of $7.8 million of development costs for internal use software in 2000, less $0.4 million of amortization expense thereon.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2.0% from $56.0 million in 1999 to $54.9 million in 2000 primarily as a result of the complete amortization of goodwill as of December 31, 1999. This was partially offset by increases in our selling and marketing expenses due to our investment in growing the size and capabilities of our worldwide sales force and in improving our infrastructure to support future growth.

     Other Income and Expense. Interest expense increased 41.3% from $41.4 million in 1999 to $58.5 million in 2000 as a result of increased borrowings from Philips to support increased investment in the NAVTECH database and sales force. Amortization of the debt discount recognized as the result of the issuance of warrants to Philips in conjunction with the related borrowings, contributed to the increase in non-cash interest expense in 2000.

     Operating Loss, Net Loss and Net Loss Per Common Share. Our operating loss decreased from $78.9 million in 1999 to $51.3 million in 2000 as revenues increased at a higher rate relative to the increase in our expenses. Net loss decreased from $121.0 million in 1999 to $109.6 million in 2000, and basic and diluted net loss per common share decreased from $(0.32) per share in 1999 to $(0.28) per share in 2000, due primarily to the reduced operating loss offset, in part, by the increased interest expense noted above.

INCOME TAXES.

     As of December 31, 2001, we had net operating loss carryforwards for Federal and state income tax purposes of approximately $189.7 million and $54.9 million, respectively. The difference between the federal and state loss carryforwards results primarily from a 50% limitation on California loss carryforwards, capitalized research and development costs for California income tax purposes and a five-year limit on California net operating loss carryforwards. Net operating loss carryforwards are available to reduce future taxable income and expire if not utilized through 2021. They begin to expire, in part, if not used by the end of

2002. Under certain provisions of the Internal Revenue Code, the availability of our operating loss carryforwards may be subjected to limitation if we experience certain substantial changes in our ownership. We did experience such a change in May 1992, which limits the amount of net operating loss carryforwards incurred from 1985 through May 1992 that we may use in any particular year.

     Navigation Technologies has interest expense carryforwards for both Federal and state income tax purposes of approximately $216.0 million. We also have available tax credit carryforwards of approximately $3.2 million and $2.4 million for Federal and state tax purposes, respectively. There is no expiration date for state tax carryforwards and interest expense carryforwards.

     We also have operating loss carryforwards in Europe and Canada of approximately $313.8 million and $2.3 million, respectively. The European loss carryforwards have no expiration date and the Canadian loss carryforwards generally have a seven-year carryforward period.

LIQUIDITY AND CAPITAL RESOURCES.

     We have financed our operations through private placements of equity securities, borrowings from Philips and, to a lesser extent, through cash generated from operating revenue. As of December 31, 2001, cash and cash equivalents totaled $7.5 million. Historically, we have been substantially dependent upon Philips for funding. We entered into a stock purchase agreement with Philips dated as of March 29, 2001, pursuant to which Philips converted an aggregate of $443.0 million of our indebtedness to Philips into 1,695,968.805 shares of our Series A preferred stock and 42,600,002.533 shares of our Series B preferred stock. In conjunction with the closing of the stock purchase agreement, Philips purchased 710,000 additional shares of Series A preferred stock for $7.1 million. The stock purchase agreement stipulates that Philips will provide up to $50,000,000 of financing to us in exchange for the issuance of Series A cumulative convertible stock. As of December 31, 2001, 994,031 shares of our Series A Preferred Stock remain available, subject to call, for an aggregate purchase price of $9.9 million.

     We entered into a short term loan agreement dated as of December 28, 2001, with Philips Electronics North America Corporation. Pursuant to the terms of the short term loan agreement, Philips Electronics North America Corporation borrowed $5,000,000 from us for the purpose of cash management, at an interest rate of LIBOR minus 1/4%. The short term loan had a final maturity date of January 2, 2002, at which time all amounts due and payable were paid in full.

CREDIT FACILITY

     On March 26, 2002 we obtained a bank line of credit maturing in one year. Pursuant to the terms of the line of credit, we may borrow up to $15.0 million at an interest rate of LIBOR plus 30 basis points or prime rate at the Company's option. The line of credit is secured by an unconditional and irrevocable guarantee issued by Philips.

     The following chart presents our contractual cash obligations and commercial commitments as of the December 31, 2001:

                                                   Payments due by Period
                                                        (In Millions)
                                                        -------------
    Contractual Cash                             1 year                        After
      Obligations                       Total    or less  1-3 years 4-5 years 5 years
      -----------                       -----    -------  --------- --------- -------
Operating leases                       $  33.7   $   7.8   $  11.1   $  8.6   $  6.2

Refundable license fees                $   7.0   $   7.0         -        -        -

Long-term source material
     obligations                       $   1.8   $   0.2   $   0.6   $  0.3   $  0.7
                                       -------   -------   -------   ------   ------
Total contractual cash obligations     $  42.5   $  15.0   $  11.7   $  8.9   $  6.9
                                       =======   =======   =======   ======   ======
                                                  Amount Expiring Per Period
                                                        (In Millions)
                                                        -------------
                                                 1 year                        After
Commercial Commitments                  Total    or less  1-3 years 4-5 years 5 years
----------------------                  -----    -------  --------- --------- -------

Contingently refundable license fees   $   3.5   $   3.5         -        -        -

Standby letter of credit               $   2.0   $   0.3   $   0.6   $  0.5   $  0.6
                                       -------   -------   -------   ------   ------
Total commercial commitments           $   5.5   $   3.8   $   0.6   $  0.5   $  0.6
                                       =======   =======   =======   ======   ======

     In addition to operating lease commitments for our facilities, we presently have an obligation to pay upon demand a refundable deferred licensing fee of $7.0 million and long-term source material obligations of $1.8 million payable based upon future revenues generated from our licensing of our database containing the source material. We also have a contingent obligation to repay $3.5 million of another deferred license fee that is contingent upon our performance to specific operating objectives in 2002 and a $2.0 million reducing stand by letter of credit commitment supporting a facility lease.

     As of December 31, 2001, we believe that our current cash resources on hand, operating revenues and available sources of financing (including amounts that we may raise by issuing additional shares of Series A preferred stock to Philips or by borrowing on our line of credit) will satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least 12 months. After that, we expect that we will require additional funds to support our working capital and other requirements at our current level of operations, and may seek to raise additional funds from public or private equity issuances, debt financings or other sources. We cannot assure you that additional financing will be available on a timely basis, on terms acceptable or favorable to us or at all. If such financing is not available, we may be required to delay implementation of our current business plan or modify our business plan to curtail operations.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 2001

     For the year ended December 31, 2000, net cash used in operating activities was $45.6 million. For the year ended December 31, 2001, net cash used in operating activities was $11.5 million. The decrease in cash used in operating activities reflects primarily the effect of the reduced operating loss and an $8 million licensing fee received in advance from one customer.

     Net cash used in investing activities for the year ended December 31, 2000 was $18.2 million compared with $20.9 in 2001. Increased investments in software developed for internal use and a $5.0 million loan to Philips were partially offset by reduced investments in property and equipment.

     For the year ended December 31, 2000, cash provided by financing activities was $67.4 million. For the year ended December 31, 2001, net cash provided by financing activities was $32.6 million. Loans from Philips provided $65.5 million of cash in 2000, while loans from Philips provided $16.6 million and sales of our Series A preferred stock to Philips accounted for $23.1 million of cash from financing activities during 2001. The $6.8 million repayment of a refundable licensing advance also reduced the net cash provided by financing activities for the year ended December 31, 2001.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 2000

     For the year ended December 31, 1999, net cash used in operating activities was $60.9 million compared with $45.6 million for the year ended December 31, 2000. The decrease in cash used in operating activities reflects primarily the effect of the reduced operating loss during 2000.

     Net cash used in investing activities for the year ended December 31, 1999 was $2.7 million compared to $18.2 million for the year ended December 31, 2000. The increase in cash used in investing activities reflects primarily investments in property and equipment and capitalization of $7.8 million of development costs for internal-use software in 2000.

     For the year ended December 31, 1999, net cash provided by financing activities was $66.2 million. For the year ended December 31, 2000, net cash provided by financing activities was $67.4 million. . The increase is primarily attributable to issuances of common stock during 2000. Loans from Philips provided $65.3 million of cash during 1999, as compared to $65.5 million of cash during 2000.

NEW ACCOUNTING PRONOUNCEMENTS.

     In July 2001, Statement of Financial Accounting Standards ("SFAS") No.141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets", were issued. In October 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. The adoption of SFAS No. 141 has not impacted our consolidated financial statements.

     SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, will not be amortized but must be tested for impairment at least annually. Identified intangible assets should be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The adoption of SFAS No. 142 is not expected to impact our consolidated financial statements.

     SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to impact our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We invest our cash in highly-liquid cash equivalents and do not currently have investments in derivative financial instruments. We do not believe that our exposure to interest rate risk is material to our results of operations.

     A material portion of our revenues and expenses have been generated by our European operations and we expect that our European operations will account for a material portion of our revenues and expenses in the future. In addition, substantially all our expenses and revenues related to our international operations are denominated in foreign currencies. Historically, we have not engaged in activities to hedge our foreign currency exposure and we currently have no plans to do so in the foreseeable future. As a result, we are and will continue to be, subject to risks related to foreign currency fluctuations, which may have a negative effect on our earnings. Based on our 2001 net loss, a $0.10 change in the average U.S. dollar/euro currency exchange rate (actual 2001 average rate of 0.89 euro/U.S. dollar), would have increased or decreased the Company's net loss by $1.4 million.

EURO CONVERSION.

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins are being used and legacy currencies are being withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have developed plans to address the systems and business issues affected by the euro currency conversion. These issues include, among others,
(i) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions, and (ii) the competitive impact of cross border price transparency, which may affect pricing strategies. As of December 31, 2001, the operating subsidiaries affected by the euro conversion had implemented such plans. This conversion did not have a material impact on Navigation Technologies' financial condition or results of operations.

RELATED PARTY TRANSACTIONS

     Navigation Technologies has material related party transactions with Philips. Refer to Item 13. Certain Relationships and Related Transactions for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Financial Statements beginning on page F-1 and the Financial Statement Schedule on page F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

EXECUTIVE OFFICERS AND DIRECTORS.

     Our executive officers and directors and their ages, as of December 31, 2001, are as follows:

NAME                                  AGE                            POSITION(S)
----                                  ---                            -----------
Executive officers and directors:

Judson C. Green (2)(6)                 49     President, Chief Executive Officer and Director
Denis M. Cohen                         61     Executive Vice President, Marketing & Sales Europe and Japan
John K. MacLeod                        44     Executive  Vice  President,  Marketing  & Sales  North  America and
                                              World Markets
Lawrence D. Chesler                    64     Senior Vice President, Corporate Affairs and Corporate Secretary
M. Salahuddin Khan                     49     Senior  Vice   President,   Technology  &  Development   and  Chief
                                              Technology Officer
Mary D. Hardwick                       42     Vice President, Quality
James M. Herbst                        38     Vice President, Digital Mapping Operations
Lawrence M. Kaplan                     38     Vice President and General Counsel
Christine C. Moore                     51     Vice President, Human Resources

Non-management directors:

Richard J. A. de Lange (1)(5)          56     Director - Chairman
T. Russell Shields (4)                 60     Director - Vice Chairman
William E. Curran (1) (3)(5)           53     Director
James P. Nolan (5)                     41     Director
Dirk-Jan van Ommeren(1)(3)(5)          51     Director

-----------

(1)  Member of the Compensation Committee.
(2)  Member of the Stock Incentive Plan Committee.
(3)  Member of the Audit Committee.
(4) Philips B.V., NavPart I B.V. and Marten A.J.M. Scholtens, as escrow agent on behalf of NavPart II B.V., have each agreed that so long as Mr. Shields and his immediate family beneficially own 10% or more of the outstanding shares of common stock, each such shareholder and its respective controlled affiliates shall vote in favor of Mr. Shields' election to the board of directors. In addition, pursuant to the Separation Agreement with Mr. Shields, Navigation Technologies agreed to use its best efforts to cause his election to the board of directors, so long as Mr. Shields and his family beneficially own 10% or more of the outstanding shares of common stock.
(5) Pursuant to an agreement between Philips B.V. and NavPart I B.V., Philips B.V. has agreed that so long as NavPart I B.V. holds more than 10% of our common stock, Philips B.V. will vote its shares in support of electing two NavPart I B.V. designated directors to our board of directors and NavPart I B.V. has agreed that so long as Philips B.V. holds 25% or more of our common stock, NavPart I B.V. will vote its shares in support of electing three Philips designated directors to our board of directors. Currently, Mr. van Ommeren is the only NavPart I B.V. designated director and Messrs. de Lange, Curran and Nolan are Philips-designated directors.
(6) Serves as a member of the board of directors pursuant to the terms of his employment agreement.

EXECUTIVE OFFICERS.

JUDSON C. GREEN

     Judson C. Green currently serves as our President and Chief Executive Officer and as a member of our Board of Directors. Mr. Green joined us in May 2000. Previously, Mr. Green was the President of Walt Disney Attractions from August 1991 until December 1998, when he became Chairman. Prior to his positions at Walt Disney Attractions, he served as Chief Financial Officer of The Walt Disney Company from December 1989 until August 1991.

DENIS M. COHEN

     Denis M. Cohen currently serves as our Executive Vice President, Marketing and Sales for Europe and Japan. Mr. Cohen joined us as President, Europe in 1997. From 1993 until 1997, Mr. Cohen was with Thomas-CSF as General Manager of Subsidiaries and Sales Offices Network Worldwide for Components Applications.

JOHN K. MACLEOD

     John K. MacLeod currently serves as our Executive Vice President of Marketing and Sales for North America and World Markets. Mr. MacLeod joined us in September 2000. From November 1999 until September 2000 he was an independent consultant. As of January 1996 and until November 1999, Mr. MacLeod was Senior Vice President, Sony Retail Entertainment division of Sony Corporation of America.

LAWRENCE D. CHESLER

     Lawrence D. Chesler currently serves as our Senior Vice President of Corporate Affairs and Corporate Secretary. He joined us in November 1998 as Vice President and General Counsel. Prior to joining us, Mr. Chesler was a senior member of the Andersen Worldwide legal group from October 1995 to November 1998. Earlier he held vice president and general counsel positions with Directory & Operator Services Division of Northern Telecom, Inc., the U.S. subsidiaries of STC (Standard Telephone & Cable), plc, and Computer Consoles, Inc.

M. SALAHUDDIN KHAN

     M. Salahuddin Khan currently serves as our Senior Vice President, Technology & Development and Chief Technology Officer. Mr. Khan joined us in 1998 as Vice President, OEM Marketing. Previously Mr. Khan was at Computervision Corporation for nearly twenty years, most recently as Vice President, Research and Product Development.

MARY D. HARDWICK

     Mary D. Hardwick currently serves as our Vice President, Quality. Dr. Hardwick joined us in 1993 and has held positions of increasing responsibility, most recently as Director of Planning, Worldwide Database Operations.

JAMES M. HERBST

     James M. Herbst currently serves as our Vice President, Digital Mapping Operations. Mr. Herbst joined us as a Programmer Analyst in 1987 when the company was then known as Karlin and Collins, Inc. He has held a series of increasingly responsible positions over the years, most recently as Vice President, Technical Product Management.

LAWRENCE M. KAPLAN

     Lawrence M. Kaplan currently serves as our Vice President and General Counsel. Mr. Kaplan joined us in 1995 as our Director of Intellectual Property and became Vice President and General Counsel in January 2001. Previously, he was an attorney in private practice with the law firm of Brinks Hofer Gilson & Lione.

CHRISTINE C. MOORE

     Christine C. Moore currently serves as our Vice President, Human Resources. Ms. Moore joined us in June 2000. Previously, Ms. Moore was with The Walt Disney Company for almost 30 years, most recently as Director, Communications and Special Projects, for the Chairman of Disney's Theme Parks and Resorts Division. During her career with Disney, Ms. Moore held a variety of positions including General Manager, Human Resources, for the Disneyland Paris project, and Manager of Administration and Personnel for the Walt Disney World Resorts.

NON-MANAGEMENT DIRECTORS.

RICHARD J. A. DE LANGE

     Richard J. A. de Lange has served as a member of our board of directors since June 1996 and is the Chairman of the board of directors. He joined Philips Electronics Nederland B.V. in 1970 and has held various positions of increasing responsibility within Philips. Mr. de Lange has been Chairman and Chief Executive Officer of the board of management of Philips Electronics Nederland B.V. since October 1998. Mr. de Lange is also a member of the board of directors of Philips B.V. Since March 1996, he has been a member of the Supervisory Board of United Pan-Europe Communications N.V. Mr. de Lange is also a member of the Supervisory Board of the University of Amsterdam.

T. RUSSELL SHIELDS

     T. Russell Shields currently serves as a director and Vice Chairman of our board of directors. As of January 1996, and until October 1999 Mr. Shields was our Chief Executive Officer. From November 1999 to January 2001 Mr. Shields was Executive Director of AMI-C. In addition, since January 2000, Mr. Shields has served as Principal of Ygomi, LLC. Mr. Shields is the chairman and principal stockholder of SEI Information Technology.

WILLIAM E. CURRAN

     William E. Curran has served as a member of our board of directors since April 1996. Since July 1999, he has been President and Chief Executive Officer of Philips Electronics North America Corporation ("Philips North America"), a Philips affiliate. From 1996 until October 1999, Mr. Curran was Senior Vice President, Chief Financial Officer of Philips North America. In addition, Mr. Curran has been a director of Philips North America since 1996. From March 1993 to February 1996, he was Chief Operating Officer of Philips Medical Systems, and from February 1987 to February 1996, Mr. Curran was Chief Financial Officer of Philips Medical Systems. Mr. Curran has served on the board of directors of MedQuist, Inc. since July 2000. Mr. Curran has also served as a director of FEI Company since February 1997.

JAMES P. NOLAN

     James P. Nolan has served as a member of our board of directors since March 2000. Since January 2000, Mr. Nolan has been employed with Philips International B.V. as Vice President in the Mergers and Acquisitions department of the corporate centre of Philips. Prior to joining Philips International B.V., Mr. Nolan served in the position of Corporate Advisory, Banking, with Rabobank International from November 1995 through January 2000.

DIRK-JAN VAN OMMEREN

     Dirk-Jan van Ommeren has served as a member of our board of directors since March 1999. Mr. van Ommeren is also the Chairman of the Board of Managing Directors of Oranje-Nassau Groep B.V. Previously, Mr. van Ommeren was the Managing Director of Oranje-Nassau Groep B.V. from 1996 to 1999. Mr. van Ommeren has also held management positions with Amsterdam Investeringsbank, N.V., Westland/Utrecht Hypotheekbank N.V., and Amsterdam-Rotterdam Bank N.V. Mr. van Ommeren also holds positions with the following companies: Reon Investments (Curacao) N.V. (member of the Supervisory Board), Financiere Franco-Neerlandaise (Administrator), VVAA, VVAA Insurance Company, VVAA Life Insurance Company (Member of the Supervisory Board) and Hyva Groep B.V. (Member of the Supervisory Board).

BOARD STRUCTURE AND COMPOSITION.

     All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Currently, our directors do not receive compensation for services provided as a director.

     Our bylaws provide that our board of directors may designate one or more board committees. We currently have a compensation committee, an audit committee and a stock incentive plan committee.

     Our compensation committee, which currently consists of Messrs. de Lange, van Ommeren and Curran:

     - taking into consideration the recommendations of our President and Chief Executive Officer, determines: (i) salaries and bonuses to be paid to officers who report directly to the President and Chief Executive Officer, and the terms and conditions of their employment; and (ii) the overall allotment of shares to all employees, officers and directors under any stock option plans and/or stock option agreements; and

     - is designated as the committee to act as "Administrator" under our 2001 Stock Incentive Plan, as well as under individual stock option agreements, with respect to stock options to be granted to officers.

     Our audit committee, which currently consists of Messrs. Curran and van
Ommeren:

     - recommends to our board of directors the independent auditors engaged to conduct the annual audit of our financial statements;

     -  reviews the proposed scope and results of the audit; and

     - reviews accounting and financial controls, accounting principles and auditing practices and procedures with the independent auditors.

     Our stock incentive plan committee, which currently consists of Mr. Green, is the administrator under our 2001 Stock Incentive Plan and has the full power and authority, subject to resolutions of our board of directors delegating authority elsewhere, to take all actions necessary to carry out the purpose and intent of the 2001 Stock Incentive Plan, including, but not limited to, the authority to:

     - select the directors, consultants and employees to whom awards may be granted;

     -  determine whether and to what extent awards are granted;

     - determine the number of shares of common stock to be covered by each award granted;

     - approve the forms of agreement for use under the 2001 Stock Incentive Plan; and

     - determine the terms and conditions of awards granted under the 2001 Stock Incentive Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     As noted above, the members of our compensation committee are Messrs. Curran, van Ommeren and de Lange. None of these individuals were at any time during fiscal year 2001 an officer or employee of Navigation Technologies. In addition, no Navigation Technologies executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

EMPLOYMENT AGREEMENTS.

     We have entered into written employment agreements with our named executive officers currently employed with us, the terms of which are summarized below.

PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Judson C. Green has an employment agreement with us which terminates on the earlier of April 17, 2004 or Mr. Green's death, disability or termination. Mr. Green is entitled to receive a base salary of $600,000 per annum and is eligible to receive an annual bonus of 100% of his base salary. One-half of his bonus is subject to Mr. Green's achievement of applicable corporate milestones and objectives established by the board of directors and the other half is subject to Mr. Green's achievement of personal objectives established by the board of directors. Mr. Green is also entitled to reimbursement for his travel expenses and receives an allowance of $3,000 per month for certain business-related expenses. Mr. Green has agreed to a non-compete and non-solicitation provision which continues for a period of one year beyond the termination of his employment agreement.

     In the event that Mr. Green is terminated by us without cause or as a result of our breach of the employment agreement or by Mr. Green as a result of good cause (defined as a significant diminution of his duties and/or a reduction in his base annual compensation and/or target bonus) or by Mr. Green within 60 days of a change of control, Mr. Green is entitled to certain severance benefits ranging from one to three years of his base salary, depending upon in which year his employment terminates. If there is a change of control during the twelve month period following August 15, 2001, and during such twelve month period Mr. Green is terminated for any reason other than cause or Mr. Green terminates his employment due to our breach of the terms of his employment agreement or for good cause, whether prior to or after such change of control, then we are required, in addition to the foregoing severance payment requirements, to pay Mr. Green an additional severance payment equal to two years of his base annual compensation and target bonuses. Pursuant to the terms of his employment agreement, the failure of Mr. Green to be elected and continue as a director on our board of directors, other than as a result of his voluntary resignation, constitutes a breach of the employment agreement by Navigation Technologies.

     In connection with his employment, Mr. Green was granted an option to acquire 35,000,000 shares of our common stock at an exercise price of $0.85 per share, subject to vesting at a rate of 25% per year, commencing with 25% of the shares subject to the option vesting on the date of grant, May 1, 2000. In connection with our offer to exchange the options granted to Mr. Green and others described under "Stock Option Plans - Offer to Exchange Options," Mr. Green has exchanged such options for the right to receive new options for the same number of shares on or about April 2, 2002, subject to the terms set forth in the exchange offer. The exercise price of the new options to be granted pursuant to the offer will equal the fair market value of our common stock on the date of the grant as determined in good faith by our board of directors. Mr. Green's new options will have the same vesting as his tendered options; provided, however, that if prior to the date of grant of the new options, there is a change of control, then Mr. Green's new options will all vest and become exercisable on the grant date of the new options. Mr. Green's vested options will be exercisable for the full 10-year term, regardless of any termination of his employment, except in the following case: if there is no change of control in the ownership of Navigation Technologies prior to the date of the new grant and Mr. Green, following the date of the new grant but prior to a change of control, terminates his employment other than as a result of a breach of his employment agreement by the company and/or for good cause, then the vested options will be exercisable for a period of 60 days following the date of such employment termination. Mr. Green also has the right to acquire stock in Navigation Technologies in certain circumstances at the same price as such stock is being sold to others.

EXECUTIVE VICE PRESIDENT, MARKETING & SALES NORTH AMERICA AND WORLD MARKETS

     John K. MacLeod is the Executive Vice President, Marketing & Sales North America and World Markets of Navigation Technologies. We have entered into an employment agreement dated as of September 18, 2000 with Mr. MacLeod pursuant to which he is entitled to an annual base salary of $300,000 and a discretionary bonus of up to 50% of his base salary. Under the terms of the employment agreement, Mr. MacLeod is also entitled to receive reimbursement for a one time relocation expense within the first year of his employment. In the event that Mr. MacLeod is terminated by us without cause or voluntarily terminates his employment for good reason, he is entitled to receive severance in an amount equal to his base salary in either a lump sum or equal monthly installments for 12 months following his termination, and to continue to participate in all of our benefit programs for which all senior executives are eligible (other than bonus and incentive compensation plans) from the date of such termination through the first anniversary of the date of termination. Mr. MacLeod's severance will be reduced on a dollar for dollar basis by the amount of any compensation received by Mr. MacLeod upon his obtaining employment with another employer. Mr. MacLeod has agreed to a non-compete and non-solicitation provision which continues for a period of one year beyond the termination of his employment with us.

     In connection with his employment, we also entered into a stock option agreement with Mr. MacLeod pursuant to which he was granted options to acquire 3,000,000 shares of our common stock at $1.10 per share. In connection with our offer to exchange the options granted to Mr. MacLeod and others described under "Stock Option Plans - Offer to Exchange Options," Mr. MacLeod has exchanged such options for the right to receive new options for the same number of shares on or about April 2, 2002, subject to the terms set forth in the exchange offer. The exercise price of the new options to be granted pursuant to the offer will equal the fair market value of our common stock on the date of the grant as determined in good faith by our board of directors. The new options granted to Mr. MacLeod will vest as follows: (1) the number of options equivalent to (i) the portion of his options that was exercisable at the time of cancellation of the options accepted for exchange, plus (ii) the portion of his options that would have become exercisable by the date of the new grant had the cancellation not occurred, will be exercisable on the grant date of the new options; and (2) 1/28 of the remaining portion of his new options will become exercisable on the first day of each month thereafter.

EXECUTIVE VICE PRESIDENT, MARKETING AND SALES EUROPE AND JAPAN

     We entered into a letter agreement with Denis M. Cohen dated February 13, 1997 pursuant to which Mr. Cohen became President of NavTech Europe. His title has since changed to Executive Vice President, Marketing and Sales Europe and Japan.

     Pursuant to the letter agreement, Mr. Cohen was entitled to a base annual salary of 1,072,000 French francs (approximately United States $188,517) plus a signing bonus of 804,000 French francs (approximately United States $141,387), paid in installments over the term of his employment. In addition, he was eligible to receive an annual performance bonus of up to 50% of his base salary, subject to his achievement of applicable milestones and objectives.

     The letter agreement also provided that it would be recommended to the board of directors that Mr. Cohen be granted an option to acquire 200,000 shares of our common stock at the fair market value at the time of grant, such options to vest in equal annual installments over a four year period and subject to Mr. Cohen's continued employment with us. Mr. Cohen received an option to acquire 200,000 shares of our common stock at an exercise price of $0.85 per share in connection with his employment. In the event that Mr. Cohen's employment was terminated without cause and in connection with either a change of control or a change in the nature of our business, Mr. Cohen had the option to take a similar position in the United States or receive his base salary and benefits for a period of one year. In the event that Mr. Cohen's employment was terminated without cause for any other reason he was entitled to receive his base salary and benefits for the remainder of the term of his agreement, but in no event for less than a year.

SENIOR VICE PRESIDENT, TECHNOLOGY & DEVELOPMENT AND CHIEF TECHNOLOGY OFFICER

     We entered into a letter agreement dated February 3, 1998 with M. Salahuddin Khan pursuant to which he joined us as Vice President, OEM Marketing. His title has since changed to Senior Vice President, Technology & Development and Chief Technology Officer. Pursuant to the letter agreement, Mr. Khan is entitled to receive a base salary of $225,004 per annum and is eligible to receive annual bonuses of up to 40% of his base salary, subject to his achievement of applicable milestones and objectives. In addition, Mr. Khan received a signing bonus of $25,000.

     The letter agreement also provided that if Navigation Technologies adopts a long-term incentive plan, it was anticipated that Mr. Khan would receive an option to purchase 600,000 shares of our common stock at fair market value on the date of the grant, with vesting to occur over a four year period. Mr. Khan received an option to acquire 675,000 shares of our common stock at $0.85 per share in connection with his employment.

     Mr. Khan is an at-will employee and his employment is for no specific term. However, in the event that he is terminated without cause, Mr. Khan is entitled to receive severance pay equal to six months of his base salary plus any earned, but unpaid bonuses and the continuation of his benefits for a six-month period. In the event that Mr. Khan has not obtained employment elsewhere at the expiration of the six month period we will pay him his base salary for an additional three months or until he receives other employment, whichever occurs sooner.

SENIOR VICE PRESIDENT, CORPORATE AFFAIRS AND CORPORATE SECRETARY

     We entered into a letter agreement dated October 27, 1998 with Lawrence D. Chesler pursuant to which he joined us as Vice President and General Counsel. His title has since changed to Senior Vice President, Corporate Affairs and he is also our Corporate Secretary. Pursuant to the letter agreement, Mr. Chesler is entitled to receive a base salary of $200,000 per annum and is eligible to receive annual bonuses of up to 30% of his base salary, subject to his achievement of applicable milestones and objectives. In addition, Mr. Chesler received a signing bonus of $20,000.

     The letter agreement also provided that if Navigation Technologies adopts a long-term incentive plan, it was anticipated that a recommendation would be made to the Board for Mr. Chesler to receive an option to purchase 600,000 shares of our common stock at fair market value on the date of the grant, with vesting to occur over a four year period. Mr. Chesler received an option to acquire 600,000 shares of our common stock at $0.85 per share in connection with his employment.

     Mr. Chesler is an at-will employee and his employment is for no specific term. However, in the event that he is terminated without cause, Mr. Chesler is entitled to receive severance pay equal to nine months of his base salary, and the continuation of his benefits for a nine-month period. In the event that Mr. Chesler has not obtained employment elsewhere and is not otherwise being compensated for business or professional activities on a similar basis at the expiration of the nine month period, and provided that Mr. Chesler exercised reasonable and best continuous efforts to secure such employment or compensation, we will pay him his base salary and provide normal benefits for an additional three months or until he receives other employment or compensation, whichever occurs sooner.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes the compensation earned in the fiscal years ended December 31, 2000 and December 31, 2001 by our chief executive officer and the other four most highly paid executive officers whose total salary and bonus awards exceeded $100,000 for the fiscal year ended December 31, 2001. In this document, we refer to these individuals as our named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                                                      COMPENSATION
                                                                    ANNUAL COMPENSATION                   AWARDS
                                                                    -------------------                   ------
                                                                                                          SHARES
                                                                                        OTHER           UNDERLYING
NAME AND PRINCIPAL POSITION                           SALARY          BONUS          COMPENSATION         OPTIONS
---------------------------                           ------          -----          ------------         -------
Judson C. Green,
     President and Chief Executive Officer
     Year 2000                                        $380,769       $382,000          $ 24,000(1)       35,000,000
     Year 2001                                        $600,000       $480,000          $ 36,000(1)                0
Lawrence D. Chesler,
     Senior Vice President, Corporate Affairs
     Year 2000                                        $224,231        $87,671                 0             650,000
     Year 2001                                        $251,577        $70,000                 0             250,000
Denis M. Cohen
     Executive Vice President, Marketing and
     Sales for Europe and Japan
     Year 2000                                        $211,339        $98,136                 0             650,000
     Year 2001                                        $204,401       $115,000                 0                   0
M. Salahuddin Khan,
     Senior Vice President, Technology &
     Development and Chief Technology Officer
     Year 2000                                        $266,875       $150,920                 0           2,325,000
     Year 2001                                        $316,154       $145,000                 0             500,000
John K. MacLeod,
     Executive Vice President, Marketing &
     Sales, North America and World Markets
     Year 2000                                         $80,769       $160,000                 0           3,000,000
     Year 2001                                        $324,231       $145,000          $102,192(2)                0

----------------------
(1)  Represents an allowance for business expenses.
(2)  Represents relocation expenses.

OPTION GRANTS.

     The following table contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during the fiscal year ended December 31, 2001. The percentage of total options granted to employees set forth below is based on an aggregate of 1,447,942 shares subject to options granted in 2001. All options were granted at fair market value as determined by the board of directors as of the date of grant.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF STOCK
                                                                                               PRICE APPRECIATION
                                              INDIVIDUAL GRANTS                                 FOR OPTION TERM
                          ----------------------------------------------------------      ---------------------------
                           NUMBER OF       PERCENT OF
                          SECURITIES     TOTAL OPTIONS
                          UNDERLYING      GRANTED TO       EXERCISE OR
                            OPTIONS        EMPLOYEES       BASE PRICE     EXPIRATION
NAME                        GRANTED         IN 2001         ($/SHARE)        DATE             5%(1)          10%(1)
----                        -------         -------         ---------        ----             -----          ------
Judson C. Green                   0              0%               -            -                    -               -
M. Salahuddin Khan          500,000          34.54%           $1.10        1/26/2011         $345,892        $876,558
John K. MacLeod                   0              0%               -            -                    -               -
Lawrence D. Chesler         250,000          17.26%           $1.10        1/26/2011         $172,946        $438,279
Denis M.Cohen                     0              0%               -            -                                    -

----------------------

(1)  Based upon exercise price of option.


                             YEAR-END OPTION VALUES

     Each of Navigation Technologies' named executive officers participated in the exchange offer described more fully under the caption "Offer to Exchange Stock Options" in this Item 11. Executive Compensation. Pursuant to the terms of the exchange offer, the stock options held by each named executive officer have been cancelled and Navigation Technologies has agreed to grant new options to each participant in the exchange offer with an exercise price at the current fair market value of our common stock as determined by the board of directors on or about April 2, 2002, subject to the terms and conditions set forth in the exchange offer. None of the named executive officers exercised any options to purchase common stock during the fiscal year ended December 31, 2001.

STOCK OPTION PLANS AND AGREEMENTS.

2001 STOCK INCENTIVE PLAN

     Our 2001 Stock Incentive Plan was adopted by our board of directors on August 15, 2001 and allows us to grant the following to all eligible plan participants: options (including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-qualified stock options); stock appreciation rights; restricted or unrestricted stock awards; phantom stock; performance awards; stock purchase rights; other stock-based awards; or any combinations of the foregoing.

     All of our employees, officers, directors and consultants are eligible to participate in the 2001 Stock Incentive Plan. The maximum aggregate number of shares we may award under the 2001 Stock Incentive Plan is 153,038,630 (subject to adjustment under certain circumstances), and these shares may consist of authorized, but unissued shares of our common stock or common stock that we have reacquired.

     The 2001 Stock Incentive Plan provides that the plan be administered by our board of directors or by a delegated committee of the board. The board or the committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan and to interpret its provisions. The board or the committee also may make adjustments in the terms and conditions of the awards in the event of stock dividends, stock splits and reverse stock splits, non-change in control transactions affecting our common stock and unusual or nonrecurring events. Our board of directors may amend, alter, suspend or terminate the 2001 Stock Incentive Plan at any time. However, any action by the board of directors in this regard cannot impair the rights of any grantee without the consent of the grantee, except in the event of a merger or consolidation, certain unusual or nonrecurring circumstances and other limited situations as specified in the plan. Our board of directors has appointed Judson
C. Green, our chief executive officer, as the administrator under the 2001 Stock Incentive Plan, except for the duties expressly reserved for the Compensation Committee of the board of directors. The Compensation Committee shall determine the stock option grants with respect to the president and chief executive officer and officers of the company who report directly to the president and chief executive officer and the overall allotment of shares to all employees, officers and directors under any stock option plans and/or stock option agreements of Navigation Technologies.

     The terms and conditions for each grant made under the 2001 Stock Incentive Plan are memorialized in a grant agreement between Navigation Technologies and each grantee. Subject to any applicable limitations contained in the plan, our board or directors or the committee selects the recipients of the awards to be made and determines, among other things: the number of shares of common stock covered by options and the date or dates upon which the options become exercisable; the exercise price of the options; duration of the options; and the number of shares of common stock subject to any other stock-based awards (including stock appreciation rights, phantom stock units, shares of restricted or unrestricted stock) and other terms and conditions of such awards, including conditions regarding issue price, repurchase price and conditions of repurchase.

     We may grant options at an exercise price less than, equal to or greater than the fair market value of our common stock on the date of grant of the option. The terms of the plan also permit the administrator to determine how optionees may pay the exercise price of their options, including by cash, check, promissory note, or in connection with a "cashless exercise" by surrender of shares of our common stock by the option holder to us, or by any combination of these permitted forms of payment. Incentive stock options may only be granted to Navigation Technologies employees (including parent and/or subsidiary employees). Non-qualified stock options may be granted to Navigation Technologies employees, consultants, or non-employee directors.

         Eligible participants in the 2001 Stock Incentive Plan also may receive awards of stock appreciation rights. Stock appreciation rights entitle the grantee to receive a cash payment from us having an aggregate value equal to the product of (i) the excess of (a) the aggregate fair market value on the exercise date of one share of common stock over (b) the exercise price per share specified in the grant agreement, times
(ii) the number of shares specified by the stock appreciation rights, or portion thereof, which is exercised by the grantee.

     Grants to eligible participants in the 2001 Stock Incentive Plan denominated in stock-equivalent units (commonly referred to as "phantom stock") may be made in such amounts and on such terms and conditions as the plan administrator determines. Grantees of phantom stock do not have the rights of a stockholder except as otherwise provided in the grant agreement.

     Other stock awards may be denominated in cash, common stock or other securities, in stock-equivalent units, in stock appreciation units, in securities or debentures convertible into common stock or in a combination of the foregoing.

     A change in control transaction will result in the termination of outstanding options and stock appreciation rights, unless the continuation or assumption of such outstanding options or stock appreciation rights is provided for as part of the change of control transaction. In the event that the 2001 Stock Incentive Plan is terminated (a) the outstanding options and stock appreciation rights that will terminate upon the effective time of the change of control become fully vested immediately prior to such effective time and (b) the holders of options and stock appreciation rights will be permitted, for a period of at least fifteen days prior to the effective time of the change of control, to exercise their rights with respect to all portions of such options or stock appreciation rights then exercisable. In the event of our dissolution or liquidation, unless exercised or as otherwise specified in the plan, all outstanding options will terminate immediately prior to the liquidation or dissolution.

     We have also adopted separate sub-plans for residents of the Netherlands, Belgium, France, the United Kingdom and California, each having provisions particular to recipients of stock options residing in such locations.

OTHER OPTION PLANS AND AGREEMENTS

     In addition to the options to be granted under the 2001 Stock Incentive Plan, we have options outstanding under our prior employee stock option plans. As of December 31, 2001, we had options to acquire up to 1,393,227, 13,152,611 and 1,923,382 shares of our common stock outstanding under our 1998 California Stock Option Plan, 1996 Stock Option Plan, and 1988 Stock Option Plan, respectively. The terms of the options outstanding under our 1998 California Stock Option Plan, 1996 Stock Option Plan, and 1988 Stock Option Plan are substantially similar to the terms of the options to be granted under the 2001 Stock Incentive Plan. As is the case with our 2001 Stock Incentive Plan, we also maintained separate sub-plans under our 1996 Stock Option Plan for our employees who are residents of certain foreign countries, each having provisions particular to recipients of stock options residing in such locations.

     No additional stock options, stock purchase rights or other rights will be granted in the future under any of the prior employee stock option plans, other than the 2001 Stock Incentive Plan.

     In addition, we have entered into stock option agreements with Judson C. Green, Mark O. Remissong and John K. MacLeod in connection with their employment. Pursuant to the terms of his stock option agreement, Mr. Green has the right to acquire 35,000,000 shares of our common stock at $0.85 per share. Similarly, under the terms of the stock option agreements with Mr. Remissong and Mr. MacLeod, each has the right to acquire 7,500,000 shares and 3,000,000 shares of our common stock at $1.10 per share, respectively. Both Mr. Green and Mr. MacLeod participated in the exchange offer described under the heading "Offer to Exchange Stock Options" below. Mr. Remissong's resignation was effective on September 14, 2001.

OFFER TO EXCHANGE STOCK OPTIONS

     We have made an offer to exchange all outstanding common stock options having an exercise price of $0.85 to $1.10 held by our employees, including officers, granted under our stock option plans (other than the 2001 Stock Incentive Plan), for an equal number of new options with an exercise price equal to the fair market value of our common stock on the grant date of the new options. In addition, options granted to Mr. Green and Mr. MacLeod pursuant to their stock option agreements were subject to the exchange offer. On October 1, 2001 we accepted the employee tenders of options under the offer to exchange, at which time options representing the right to acquire 84,409,316 shares of our common stock were exchanged for the right to receive new options, which are expected to be granted on or about April 2, 2002, subject to the terms and conditions set forth in the exchange offer at the fair market value of our common stock on that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2001 by: (1) each person known by us to beneficially own more than 5% of our outstanding capital stock; (2) each of our directors and named executive officers and (3) all directors and executive officers as a group. Unless otherwise indicated, the address for each stockholder listed in the table is c/o Navigation Technologies Corporation, 222 Merchandise Mart Plaza, The Merchandise Mart, Suite 900, Chicago, Illinois 60654.

     For purposes of calculating the percentage of our common stock beneficially owned as of December 31, 2001, 462,142,588 shares of common stock equivalents are deemed outstanding as of such date, consisting of 398,293,368 shares of common stock outstanding and 47,380,000 shares of common stock equivalents issuable upon exercise of outstanding warrants and 16,469,220 shares of common stock equivalents issuable upon exercise of outstanding options exercisable within 60 days of December 31, 2001. As of December 31, 2001 there were 4,005,969 shares of Series A preferred stock and 42,600,003 shares of Series B preferred stock issued and outstanding. In addition, 777,858 shares of Series A preferred stock and 8,363,886 shares of Series B stock are issuable upon the declaration of the cumulative, but unpaid dividends on the shares of Series A and Series B preferred stock beneficially owned by Philips. Except as otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

                                                                                                 PERCENTAGE OF
                                                                      NUMBER OF SHARES              SHARES
     TITLE OF                                 NAME OF                   BENEFICIALLY             BENEFICIALLY
      CLASS                             BENEFICIAL OWNER                    OWNED*                   OWNED
      -----                             ----------------                    ------                   -----
Series A Preferred    Philips                                            4,783,827(1)                  100%
Series B Preferred    Philips                                           50,963,888(1)                  100%
Common                Philips                                          247,176,148(2)                53.48%
Common                NavPart I B.V.                                   120,420,075(3)                26.06%
Common                T. Russell Shields                                51,482,678                   11.14%
Common                Judson C. Green                                    1,176,471                       **
Common                Dirk-Jan van Ommeren                                       0(4)                    **
Common                William E. Curran                                          0(5), (6)               **
Common                Richard J. A. de Lange                                     0(5)                    **
Common                James P. Nolan                                             0(5)                    **
Common                Lawrence D. Chesler                                        0                       **
Common                M. Salahuddin Khan                                         0                       **
Common                John K. MacLeod                                            0                       **
Common                Denis M. Cohen                                             0                       **

Common                Total of all Directors and Executive Officers     52,659,149                   11.39%

--------------------
(*) Represents shares beneficially owned pursuant to Rule 13d-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended, including shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of December 31, 2001, shares held by a spouse, shares held by or for the benefit of the director or officer or one or more members of the director's or officer's immediate family, shares held as community property, held in joint tenancy with a spouse or other members of the director's or officer's immediate family, in which the director or officer has a beneficial interest, shares in which the director or officer may disclaim beneficial ownership and shares credited to the account of a director or officer under the SEI Information Technology Retirement Plan.

(**)   Less than 1%.

(1) Includes cumulative, but unpaid dividends. These shares are held of record by Philips B.V., an indirect wholly-owned subsidiary of Philips.

(2) Includes 199,796,148 shares of common stock and warrants to acquire 47,380,000 shares of common stock. These shares are held of record by Philips B.V., an indirect wholly-owned subsidiary of Philips.

(3) NavPart I B.V. is the recordholder of 84,294,052 shares of our common stock and Maarten Scholtens, as escrow agent on behalf of NavPart II B.V., a wholly-owned subsidiary of NavPart I B.V., is the recordholder of 36,126,023 shares of our common stock. NavPart I B.V. is a non-public entity and is owned by an institutional investor group.

(4) Mr. van Ommeren is an officer of NavPart I B.V. and disclaims beneficial ownership with respect to the shares of common stock beneficially owned by NavPart I B.V.

(5) In each case, the individual is an officer of a subsidiary of Philips and disclaims beneficial ownership with respect to the shares owned by or for the benefit of Philips.

(6)    Mr. Curran has options to acquire 87,416 shares of Philips common stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH PHILIPS.

PRINCIPAL STOCKHOLDER

     Philips is our principal stockholder, owning through Philips B.V. an aggregate, as of December 31, 2001, of 199,796,148 shares of common stock (approximately 50.2% of the total issued and outstanding), 4,005,969 shares of Series A preferred stock (100% of the total issued and outstanding), 42,600,003 shares of Series B preferred stock (100% of the total issued and outstanding), and warrants to acquire up to 47,380,000 shares of common stock. In addition, 777,858 shares of Series A preferred stock and 8,363,886 shares of Series B preferred stock are issuable upon declaration of the cumulative but unpaid dividends on the shares of Series A and Series B preferred stock owned by Philips.

     Certain terms of the shares of Series A and Series B preferred stock owned by Philips are described below. The terms of the Series A and Series B preferred stock provide that such shares will automatically convert into shares of common stock upon the earliest to occur of (i) the closing of a qualifying initial public offering of our securities, (ii) the closing of a qualifying change of control transaction, or (iii) October 1, 2002. Upon the occurrence of one of the foregoing events, each share of Series A and Series B preferred stock shall automatically convert into the number of fully paid and non-assessable shares of common stock determined by dividing the liquidation preference of $10 per share, plus all cumulative, but unpaid dividends per share, by the applicable per share conversion price.

     In the event of an initial public offering, the per share conversion price will be the price per share at which shares of common stock are offered in the initial public offering (before giving effect to any underwriting discounts or other expenses including legal fees). In the event of a change of control transaction, the per share conversion price will be the price per share payable by the entity acquiring the common stock or the price per share equivalent of any aggregate purchase price payable by the acquiror of our assets for cash, which amount in a qualifying change of control transaction cannot be lower than $0.65 per share, as adjusted by subsequent stock splits, combinations, stock dividends or any other changes effecting our capitalization as of March 28, 2001. On October 1, 2002, the conversion price will be the current fair market value as of such date, as determined by a majority of the disinterested members of our board of directors, based on a valuation of Navigation Technologies to be performed by an investment bank on or before September 15, 2002.

MASTER LOAN AGREEMENT

     We entered into an Amended and Restated Master Loan Agreement dated April 1, 1997 with Philips B.V. Pursuant to the terms of the master loan agreement, we had the right to borrow funds from Philips B.V. on a monthly basis, in amounts not to exceed our expected cash shortfall for the following month. The loans were required to be utilized for working capital. Each monthly loan was subject to a promissory note due April 1, 2007 and accrued interest at 14% annually. All of the promissory notes outstanding under the terms of the master loan agreement were exchanged in connection with our entering into the stock purchase agreement with Philips B.V. described below.

WARRANT AGREEMENT

     Pursuant to the terms of our amended and restated master loan agreement dated as of April 1, 1997 with Philips B.V., which was terminated on March 29, 2001, we granted Philips B.V. warrants to purchase shares of our common stock. Pursuant to the terms of the warrant agreement we entered into with Philips B.V. in connection with the master loan agreement, the warrants we issued to Philips B.V. may be exercised upon payment of the purchase price of $0.01 per share or through a cashless exercise. The right to exercise the warrants expires on April 1, 2007. The purchase price and number of shares which may be acquired under the warrants are subject to certain antidilution provisions. Currently, Philips B.V. holds warrants to acquire 47,380,000 shares of our common stock.

DEMAND PROMISSORY NOTES

     We executed and delivered four demand promissory notes for the benefit of Philips B.V. in connection with amounts loaned to us by Philips B.V. between January 19, 2001 and March 22, 2001. The promissory notes were in an aggregate principal amount of $16,600,000 and bore an average interest rate of approximately 14.4% per annum. Each of the demand promissory notes was exchanged in connection with our entering into the Stock Purchase Agreement with Philips B.V. described below.

STOCK PURCHASE AGREEMENT

     We entered into a Stock Purchase Agreement with Philips B.V. dated as of March 29, 2001 pursuant to which Philips B.V. acquired 1,695,968.805 shares of our Series A preferred stock and 42,600,003 shares of our Series B preferred stock on such date in exchange for promissory notes which had been previously issued by us having an aggregate value of $443,000,000. In conjunction with the closing of the stock purchase agreement, Philips purchased 710,000 shares of Series A preferred stock for $7.1 million. In addition, Philips B.V. agreed to purchase that number of shares of our Series A preferred stock as we request by delivering a call notice no more frequently than once a month to Philips B.V. at a price of $10 per share and Philips B.V. is obligated to purchase the number of shares indicated in each call notice, provided that the aggregate purchase price for those Series A preferred shares does not exceed our expected monthly cash shortfall for the calendar month immediately following the month in which the applicable call notice is delivered and that the aggregate purchase price of all shares of Series A preferred stock purchased by Philips B.V. does not exceed $50,000,000. Since entering into the stock purchase agreement, Philips B.V. has acquired an additional 1,600,000 shares of our Series A preferred stock for an aggregate consideration of $16,000,000. As of December 31, 2001, Philips B.V. has acquired 4,005,969 shares of Series A preferred stock for $40,059,688 and 994,031 shares of Series A Preferred Stock remain subject to call for an aggregate purchase price of $9,940,312.

     Pursuant to the terms of the stock purchase agreement, we are subject to certain restrictive covenants, including covenants with respect to the incurrence of indebtedness. For example, we have agreed not to incur any indebtedness, except: (i) indebtedness secured by qualifying permitted encumbrances; (ii) at any time after October 1, 2001, indebtedness not to exceed the greater of $15,000,000 or the average balance of our trade receivables for the two-month period prior to any such time, under a revolving credit facility for working capital needs; and (iii) indebtedness not to exceed $15,000,000 outstanding at any time under capital leases with respect to information technology equipment and secured on a nonrecourse basis. The covenants will terminate on the earliest date on which a conversion event under the terms of the Series A and Series B preferred stock shall occur or earlier if for any reason Philips shall cease to hold at least 50% of the preferred stock it acquired pursuant to the stock purchase agreement.

     Philips B.V. also has a 30-day right of first refusal with respect to the issuance of any common stock or securities convertible into or exercisable for shares of our common stock or any other rights, options, warrants or agreements for the purchase or acquisition of shares of our common stock. The right of first refusal may not be exercised in connection with the issuance of shares to employees, directors or consultants, shares issued as a result of a reclassification, stock split or stock dividend, shares issued in an initial public offering, shares issued in connection with a business acquisition of or by Navigation Technologies, or the issuance of shares to strategic partners.

REGISTRATION RIGHTS AGREEMENT

     We also entered into a Registration Rights Agreement with Philips B.V. dated as of March 29, 2001. Under this agreement, we have granted Philips B.V. certain rights with respect to the registration under the Securities Act of shares of our common stock owned by Philips. Philips B.V. may require that we register, at our expense, some or all of its shares at any time after the earlier of a qualifying initial public offering by us or October 1, 2002. Philips B.V. is entitled to make up to five demands for registration. We are not required to effect any requested registration, however, until a period of six months has elapsed from the effective date of the most recent previous registration.

     In addition to the demand registration rights, if we propose to register any shares of our common stock for public sale under the Securities Act, either for our own account or the account of any other person, Philips B.V. may require that we include some or all of its shares in that registration. We are obligated to pay all of the expenses incurred in connection with the registration (other than certain selling expenses of Philips B.V.). The underwriter of an offering of our securities proposed to be made under this provision may limit the number of shares of our stock owned by Philips to be included in the registration under certain circumstances.

     Our obligations terminate with respect to the registration rights after the earlier of (i) five years after our initial public offering or (ii) the date at which Philips B.V. is able to sell all registrable securities held by it within a 180 day period in accordance with Rule 144 under the Securities Act.

OTHER TRANSACTIONS

     We have entered into transactions with affiliates of Philips, including ATOS ORIGIN Technology in Business, Inc. (as of October 31, 2000 Philips holds less than 50% of the common stock of this affiliate), Philips Speech Processing Aachen, a division of Philips GmbH, Philips International B.V., Philips Nederland B.V., and Philips Electronics North America Corporation, to provide us with certain consulting services, tax consulting services, fleet services, and purchasing services, respectively. In 2001, we incurred total fees of $1,697,418 from these Philips affiliates in connection with these transactions, 1,047,839 of which was paid to ATOS ORIGIN Technology in Business, Inc. for consulting fees and $543,954 was paid to Philips Speech Processing Aachen for purchased services. We have incurred fees of $24,732 from Philips International B.V. for tax consulting services, $15,893 from Philips Nederland B.V. for fleet services, and $65,000 from Philips Electronics North America Corporation for purchasing services in 2001.

     Navigation Technologies obtained an irrevocable standby letter of credit with LaSalle Bank N.A. in conjunction with one of our facility leases. The original face amount of $2.0 million declines annually over the next seven years until November 30, 2007, which is the end of the facility lease. Philips issued an unconditional and irrevocable guarantee to LaSalle Bank N.A. as the primary obligor in accordance with Navigation Technologies' obligations regarding this facility lease.

     We entered into a Short Term Loan Agreement dated December 28, 2001, with Philips Electronics North America Corporation. Pursuant to the terms of the short term loan agreement, Philips Electronics North America Corporation borrowed $5,000,000 from us for the purpose of cash management, at an interest rate of LIBOR minus 1/4%. The short term loan had a final maturity date of January 2, 2002, at which time all amounts due and payable were paid in full.

OTHER RELATED PARTY TRANSACTIONS.

     SEI Information Technology, of which T. Russell Shields, a director and shareholder of more than 5% of Navigation Technologies, is the principal shareholder and chairman, provided us with a customer service and fulfillment facility pursuant to which we provided our customers with customer service, fulfillment services and support. We incurred fees of $287,307 in 2001 from SEI Information Technology in connection with this facility. We discontinued using these services in early 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   See Item 8.

(a)(2)   See Item 8.

(a)(3) Exhibits. See Exhibit Index immediately following financial statement schedules.

(b)      Reports on Form 8-K

         None.

(c) Exhibits. See Exhibit Index immediately following financial statement schedules.

(d)      Additional financial statement schedules.

         None.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES




                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE
Independent Auditors' Report                                                                             F-2

Consolidated Balance Sheets as of December 31, 2000 and December 31, 2001                                F-3

Consolidated Statements of Operations for the years ended December 31, 1999, 2000, and 2001              F-4

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for the years
     ended December 31, 1999, 2000, and 2001                                                             F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000, and 2001              F-6

Notes to Consolidated Financial Statements                                                               F-7

Schedule II-- Valuation and Qualifying Accounts                                                          F-28

                          INDEPENDENT AUDITORS' REPORT



     The Board of Directors
     Navigation Technologies Corporation:


     We have audited the accompanying consolidated balance sheets of Navigation Technologies Corporation and subsidiaries (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigation Technologies Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                         /s/  KPMG LLP







     Chicago, Illinois
     March 15, 2002, except as to note 16,
        which is as of March 26, 2002

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)


                                                                                   DECEMBER 31,
                                                                             ------------------------
                                ASSETS                                          2000          2001
                                                                             ---------      ---------
Current assets:
   Cash and cash equivalents                                                 $   7,516          7,506
   Accounts receivable, net of allowance for doubtful accounts
       of $1,090 and $1,666 in 2000 and 2001, respectively                      20,121         19,910
   Note receivable from affiliate                                                   --          5,000
   Prepaid expenses and other current assets                                     3,751          2,984
                                                                             ---------      ---------
            Total current assets                                                31,388         35,400

Property and equipment, net                                                     12,117         11,152
Capitalized software development costs, net                                      7,456         15,629
Deposits and other assets                                                          302            295
                                                                             ---------      ---------

            Total assets                                                     $  51,263         62,476
                                                                             =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                          $   8,221          4,872
   Accrued payroll and related liabilities                                      12,366         13,693
   Other accrued expenses                                                        7,668          7,965
   Deferred revenue                                                             14,851         18,293
   Refundable deferred licensing revenue                                        12,763          6,965
                                                                             ---------      ---------
            Total current liabilities                                           55,869         51,788

Long-term deferred revenue                                                          --          5,550
Long-term source material obligations                                            1,569          1,567
Notes payable to affiliate, net of debt discount of $72,015 in 2000            339,733             --
                                                                             ---------      ---------
            Total liabilities                                                  397,171         58,905
                                                                             ---------      ---------

Stockholders' equity (deficit):
   Preferred stock, $0.001 par value; 70,000 shares authorized; Series A cumulative convertible preferred stock, 4,006 shares
       issued and outstanding in 2001 ($47,832 aggregate liquidation
       preference, including $7,778 dividends in arrears)                           --         40,027
     Series B cumulative convertible preferred stock, 42,600 shares issued and outstanding in 2001 ($509,639 aggregate liquidation
       preference, including $83,639 dividends in arrears)                          --        425,527
   Common stock, $0.001 par value; 1,800,000 shares authorized;
       398,012 and 398,293 shares issued and outstanding in
       2000 and 2001, respectively                                                 398            398
   Additional paid-in capital                                                  299,257        299,422
   Note receivable for common stock                                               (219)          (219)
   Accumulated other comprehensive income                                        3,897          4,166
   Accumulated deficit                                                        (649,241)      (765,750)
                                                                             ---------      ---------
            Total stockholders' equity (deficit)                              (345,908)         3,571
                                                                             ---------      ---------
            Total liabilities and stockholders' equity (deficit)             $  51,263         62,476
                                                                             =========      =========


See accompanying notes to consolidated financial statements.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                                  YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1999           2000          2001
                                                          ---------      ---------      ---------
Net revenue                                               $  51,088         82,195        110,431

Operating costs and expenses:
    Database licensing and production costs                  73,987         78,659         80,653
    Selling, general, and administrative expenses            56,043         54,855         58,669
                                                          ---------      ---------      ---------
      Total operating costs and expenses                    130,030        133,514        139,322
                                                          ---------      ---------      ---------
      Operating loss                                        (78,942)       (51,319)       (28,891)

Other income (expense):
    Interest income                                             234            740            542
    Interest expense                                        (41,433)       (58,483)       (17,925)
    Other expense                                              (854)          (506)          (667)
                                                          ---------      ---------      ---------
      Loss before extraordinary item                       (120,995)      (109,568)       (46,941)

Extraordinary loss on early extinguishment of debt               --             --        (69,568)
                                                          ---------      ---------      ---------
      Net loss                                             (120,995)      (109,568)      (116,509)

Cumulative preferred stock dividends                             --             --        (91,417)
                                                          ---------      ---------      ---------
      Net loss applicable to common stockholders          $(120,995)      (109,568)      (207,926)
                                                          =========      =========      =========

Loss per common share before extraordinary item -
    basic and diluted                                     $   (0.32)         (0.28)         (0.35)
Loss per common share related to extraordinary item -
    basic and diluted                                            --             --          (0.17)
                                                          ---------      ---------      ---------
Loss per common share -
    basic and diluted                                     $   (0.32)         (0.28)         (0.52)
                                                          =========      =========      =========
Weighted average common shares outstanding -
    basic and diluted                                       380,653        396,664        398,178
                                                          =========      =========      =========


See accompanying notes to consolidated financial statements.

                      NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                                 (In thousands)

                                                                   SERIES A               SERIES B
                                                            CUMULATIVE CONVERTIBLE  CUMULATIVE CONVERTIBLE
                                                               PREFERRED STOCK          PREFERRED STOCK        COMMON STOCK
                                                            ----------------------  ----------------------   ----------------
                                                               SHARES   AMOUNT         SHARES    AMOUNT      SHARES    AMOUNT
                                                               -------  -------        ------    ------      ------    ------
Balances as of December 31, 1998                                   -- $    --             --     $  --      335,319    $335

Exercise of stock options                                          --      --             --        --          775       1

Exercise of warrants                                               --      --             --        --       59,451      59

Warrants issued in conjunction with debt financing                 --      --             --        --           --      --

Comprehensive loss:

   Foreign currency translation adjustment                         --      --             --        --           --      --

   Net loss                                                        --      --             --        --           --      --


Total comprehensive loss
                                                               --------------        -------   -------      ------- -------

Balances as of December 31, 1999                                   --      --             --        --       395,545    395

Exercise of stock options                                          --      --             --        --        1,034       1

Issuance of common stock                                           --      --             --        --        1,176       2

Warrants issued in conjunction with debt financing                 --      --             --        --           --      --

Issuance of note receivable for common stock                       --      --             --        --          257      --

Comprehensive loss:

   Foreign currency translation adjustment                         --      --             --        --           --      --

   Net loss                                                        --      --             --        --           --      --
                                                               ------ -------        -------   --------      ------- -------

Total comprehensive loss


Balances as of December 31, 2000                                   --      --             --        --       398,012    398

Exchange of notes payable for series B convertible preferred
   stock, net of transaction costs                                 --      --         42,600    425,527          --      --

Exchange of notes payable for series A convertible preferred
   stock, net of transaction costs                              1,696  16,954             --        --           --      --

Issuance of convertible preferred stock, net of
   transaction costs                                            2,310  23,073             --        --           --      --

Exercise of stock options                                          --      --             --        --          281      --

Comprehensive loss:

   Foreign currency translation adjustment                         --      --             --        --           --      --

   Net loss                                                        --      --             --        --           --      --

Total comprehensive loss
                                                               ------ -------        -------   --------      ------- -------
Balances as of December 31, 2001                                4,006 $40,027         42,600   $425,527      398,293 $  398
                                                               ====== =======        =======   ========      ======= =======


                                                                             NOTE       ACCUMULATED
                                                             ADDITIONAL   RECEIVABLE       OTHER                        TOTAL
                                                              PAID-IN     FOR COMMON   COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                                              CAPITAL       STOCK          INCOME        DEFICIT    EQUITY (DEFICIT)
                                                             ----------   ----------   -------------   -----------  ----------------
Balances as of December 31, 1998                               252,578         --             2,376      (418,678)      (163,389)

Exercise of stock options                                          305         --                --            --            306

Exercise of warrants                                               535         --                --            --            594

Warrants issued in conjunction with debt financing              22,868         --                --            --         22,868

Comprehensive loss:

   Foreign currency translation adjustment                          --         --             1,256            --          1,256

   Net loss                                                         --         --                --      (120,995)      (120,995)
                                                                                                                       ---------

Total comprehensive loss                                                                                                (119,739)
                                                               -------     ------          ----------   --------       =========

Balances as of December 31, 1999                                276,286        --             3,632      (539,673)      (259,360)

Exercise of stock options                                          908         --                --            --            909

Issuance of common stock                                           998         --                --            --          1,000

Warrants issued in conjunction with debt financing              20,846         --                --            --         20,846

Issuance of note receivable for common stock                       219       (219)               --            --             --

Comprehensive loss:

   Foreign currency translation adjustment                          --         --               265            --            265

   Net loss                                                         --         --                --      (109,568)      (109,568)
                                                                                                                       ---------
Total comprehensive loss                                                                                                (109,303)
                                                                -------     ------          ----------   --------       =========

Balances as of December 31, 2000                               299,257       (219)            3,897      (649,241)      (345,908)

Exchange of notes payable for series B convertible preferred
   stock, net of transaction costs                                  --         --                --            --        425,527

Exchange of notes payable for series A convertible preferred
   stock, net of transaction costs                                  --         --                --            --         16,954

Issuance of convertible preferred stock, net of
   transaction costs                                                --         --                --            --         23,073

Exercise of stock options                                          165         --                --            --            165

Comprehensive loss:

   Foreign currency translation adjustment                          --         --               269            --            269

   Net loss                                                         --         --                --      (116,509)      (116,509)
                                                                                                                        ---------
Total comprehensive loss                                                                                                (116,240)
                                                                -------     ------          ----------   --------       =========
Balances as of December 31, 2001                                299,422      (219)            4,166      (765,750)         3,571
                                                                =======     ======          ==========   ========       =========

See accompanying notes to consolidated financial statements.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                      1999          2000           2001
                                                                                   ---------      ---------      ---------
Cash flows from operating activities:
   Net loss                                                                        $(120,995)      (109,568)      (116,509)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Extraordinary loss on early extinguishment of debt                                 --             --         69,568
       Depreciation and amortization                                                  15,022          4,801          5,941
       Amortization of software development costs                                         --            392          2,600
       Deferred interest expense on refundable license payments                        1,142          1,272            972
       Noncash interest expense on notes payable                                      40,385         57,447         17,053
       Provision for bad debts                                                           407            450            913
       Noncash other                                                                      (9)           (94)           (11)
       Changes in operating assets and liabilities:
        Accounts receivable                                                           (3,864)       (11,058)        (1,240)
        Fees and expenditures in excess of billings                                    2,073             --             --
        Prepaid expenses and other current assets                                     (1,188)        (1,985)           686
        Deposits and other assets                                                        274           (114)            10
        Accounts payable                                                                (660)         3,974         (3,182)
        Accrued payroll and related liabilities                                        1,400          3,624          1,471
        Other accrued expenses                                                         1,174          2,210          1,174
        Deferred revenue                                                               4,071          4,306          9,333
        Long-term source material obligations                                           (120)        (1,259)          (280)
                                                                                   ---------      ---------      ---------
          Net cash used in operating activities                                      (60,888)       (45,602)       (11,501)
                                                                                   ---------      ---------      ---------
Cash flows from investing activities:
   Acquisition of property and equipment                                              (2,697)       (10,314)        (5,119)
   Capitalized software development costs                                                 --         (7,848)       (10,773)
   Loan to affiliate                                                                      --             --         (5,000)
                                                                                   ---------      ---------      ---------
          Net cash used in investing activities                                       (2,697)       (18,162)       (20,892)
                                                                                   ---------      ---------      ---------
Cash flows from financing activities:
   Issuance of common stock                                                              900          1,909            165
   Issuance of Series A cumulative convertible preferred stock,
     net of issuance costs                                                                --             --         23,073
   Series B cumulative convertible preferred stock issuance costs                         --             --           (473)
   Repayment of refundable licensing advances                                             --             --         (6,770)
   Loans from affiliate                                                               65,300         65,500         16,600
                                                                                   ---------      ---------      ---------
          Net cash provided by financing activities                                   66,200         67,409         32,595
                                                                                   ---------      ---------      ---------
Effect of exchange rate changes on cash                                                  (80)          (126)          (212)
                                                                                   ---------      ---------      ---------
          Net increase (decrease) in cash and cash equivalents                         2,535          3,519            (10)

Cash and cash equivalents at beginning of period                                       1,462          3,997          7,516
                                                                                   ---------      ---------      ---------
Cash and cash equivalents at end of period                                         $   3,997          7,516          7,506
                                                                                   =========      =========      =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                        $       2             --          5,506
                                                                                   =========      =========      =========
Supplemental disclosures of noncash financing activities:
   Issuance of note receivable for common stock                                    $      --            219             --
   Accrued preferred stock issuance costs                                                 --            500             --
   Exchange of notes payable to affiliate, including accrued interest thereon,
     for Series A cumulative convertible preferred stock                                  --             --         16,954
   Exchange of notes payable to affiliate, including accrued interest thereon,
     for Series B cumulative convertible preferred stock                                  --             --        426,000
   Warrants issued in conjunction with loans from affiliate                           22,868         20,846             --
                                                                                   =========      =========      =========



See accompanying notes to consolidated financial statements.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000, and 2001




(1)  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  THE BUSINESS

          Navigation Technologies Corporation (the Company) is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems in both North America and Europe. These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, including personal digital assistants and cell phones; server-based systems, including internet and wireless services; and paper media.

          The Company has been engaged primarily in the creation, updating, enhancing, licensing and distribution of its database for North America and Europe. The Company's database is a digital representation of road transportation networks constructed to provide a high level of accuracy and the useful level of detail necessary to support route guidance products and similar applications. The Company's database is licensed to leading automotive electronics manufacturers, automotive manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers. The Company is currently realizing revenue primarily from license fees charged to customers who have developed or are developing applications that incorporate the Company's database.

     (b)  LIQUIDITY

          As of December 31, 2001, the Company's current liabilities exceeded its current assets by $16,388,000. The Company has been and expects to continue to be dependent on its parent to fund its working capital needs (see note 9). The Company believes that funding commitments from its parent and under its line of credit (see note 16) will be sufficient to fund the Company's working capital needs through December 31, 2002.

     (c)  PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



     (d)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (e)  CASH EQUIVALENTS

          The Company considers all highly liquid debt instruments purchased with maturities of three months or less at the time of acquisition to be cash equivalents.

     (f)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease terms.

     (g)  REVENUE RECOGNITION

          Revenue is recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.

          The Company derives a substantial majority of its revenue from licensing its database. Revenue is also generated from professional services. Revenue is recognized net of provisions for estimated uncollectible amounts. Database licensing revenue includes revenue associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), prepaid licensing fees from our distributors and customers and direct sales to end users. Nonrefundable minimum licensing fees are recognized as revenue ratably over the period of the license. License fees from usage (including license fees in excess of nonrefundable minimum fees) are recognized in the period in which the customer reports them to the Company. Prepaid licensing fees are recognized in the period in which the distributor or customer reports that it has shipped the database to the end user. Multiple element license fees including upgrade rights are allocated based on the relative fair values of the elements and recognized when the Company ships these elements. Revenue for direct sales of licenses is recognized when the database is shipped to the end user. Revenue from professional services provided on a time and material basis is recognized as the services are performed.

     (h)  DATABASE LICENSING AND PRODUCTION COSTS

          Database licensing and production costs include the costs of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs of $45,161,000, $45,083,000, and $50,387,000 in 1999, 2000, and
          2001, respectively, include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content. Database creation and updating costs are expensed as incurred.

          Database licensing and distribution costs of $6,149,000, $9,803,000, and $12,402,000 in 1999, 2000, and 2001, respectively, include direct costs related to reproduction of the database for licensing and per copy sales (including shipping and handling costs of $1,236,000, $1,643,000, and $2,494,000 in 1999, 2000, and 2001, respectively).

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



          Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company's core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company's map database by customers. Costs of internal-use software are accounted for in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally five years. The Company capitalized $7,848,000 and $10,773,000 of internal-use software development costs during 2000 and 2001, including $686,000 and $118,000 of capitalized interest. Amortization of internal-use software costs was $392,000 and $2,600,000 for the years ended December 31, 2000 and 2001, respectively. No software development costs were capitalized during 1999, because the Company's development personnel worked on various research and development initiatives and maintenance activities that did not qualify for capitalization. Software development costs of $18,280,000, $20,080,000, and $14,541,000 in 1999, 2000 and 2001, respectively, did not qualify for capitalization and were expensed as incurred.

          Costs of professional service revenues of $4,397,000, $3,693,000, and $3,323,000 in 1999, 2000, and 2001, respectively, are also presented within database licensing and production costs.

     (i)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     (j)  FOREIGN CURRENCY TRANSLATION

          The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Foreign assets and liabilities in the accompanying consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenue and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a component of accumulated other comprehensive income in stockholders' equity (deficit). Foreign currency transaction gains and losses are included in the consolidated statements of operations.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



     (k)  IMPAIRMENT OF LONG-LIVED ASSETS

          The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

     (l)  STOCK-BASED COMPENSATION

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     (m)  COMPREHENSIVE INCOME

          The only component of accumulated other comprehensive income is related to the Company's foreign currency translation adjustments. No income taxes have been allocated to accumulated other comprehensive income due to the fact that the Company's investments in its foreign subsidiaries have been deemed to be essentially permanent in duration.

     (n)  LOSS PER SHARE

          Basic and diluted loss per share is computed based on the net loss after deducting cumulative preferred stock dividends, divided by the weighted average number of common shares outstanding for the period, in accordance with SFAS No. 128, "Earnings Per Share." Options to purchase 44,540,000, 110,773,000, and 16,469,000 shares of common stock were outstanding at December 31, 1999, 2000, and 2001, respectively. Warrants to purchase 20,394,000, 47,380,000, and 47,380,000 shares of common stock were outstanding at December 31, 1999, 2000, and 2001, respectively. There were 4,005,968.805 shares of Series A cumulative convertible preferred stock and 42,600,002.533 shares of Series B cumulative convertible preferred stock outstanding at December 31, 2001. The conversion terms of the instruments are described in note 7. These options, warrants and shares of preferred stock were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001


     (o)  RECLASSIFICATIONS

          Certain 1999 and 2000 amounts in the consolidated financial statements have been reclassified to conform to the 2001 presentation.

(2)  PROPERTY AND EQUIPMENT

     The components of the Company's property and equipment as of December 31, 2000 and 2001 are as follows (in thousands):

                                                            2000        2001
                                                        -----------  ----------

     Computers and equipment                            $    21,767      23,405
     Furniture and fixtures                                   1,935       2,428
     Purchased software                                       6,507       9,050
     Leasehold improvements                                   2,121       2,157
                                                        -----------  ----------

                                                             32,330      37,040
     Less accumulated depreciation and amortization         (20,213)    (25,888)
                                                        -----------  ----------

                                                        $    12,117      11,152
                                                        ===========  ==========


(3)  REFUNDABLE DEFERRED LICENSING REVENUE

     In 1989 and 1991, the Company entered into database license agreements with two unaffiliated companies that required fixed prepaid license fees for use of the Company's database and related navigation software in route guidance products and other applications. Under these agreements, the Company received $5,591,000 in cash through 1998, in exchange for aggregate future credits of $13,500,000, which could be utilized by such companies as follows:

          - Credits against 50% of future license obligations subject to a maximum of $2,000,000 per company in any one year.

          - Credits toward purchase of nonexclusive, nontransferable licenses to use the Company's navigation software source code.

     Any portion of the $13,500,000 in credits that is unused as of December 31, 2000, is refundable in cash by the Company. Due to the repayment contingencies discussed above, the amounts received were initially recorded as refundable deferred license revenue. The total amount initially recorded of $5,591,000 has been accreted to the maximum amount repayable as of December 31, 2000, at rates ranging from 9% to 14% using the effective interest rate method. The interest rate after December 31, 2000 on any remaining unpaid balances is 15% and is calculated using the effective interest rate method.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



     During January 2001, the Company paid in cash the matured balance of $6,770,000 due to one of the two unaffiliated companies. The Company's deferred interest expense was $1,142,000, $1,272,000, and $972,000 for the years ended December 31, 1999, 2000, and 2001, respectively, relating to these agreements. In the event the remaining credits are used, the refundable deferred revenue liabilities will be reduced and revenue will be recognized. Noncash revenue of $9,000 and $79,000 was recognized during the years ended December 31, 1999 and 2000, respectively, and, as of December 31, 2001, the maximum future credits available have been reduced to $6,965,000.

(4)  LONG-TERM SOURCE MATERIAL OBLIGATIONS

     Long-term source material obligations represent the Company's obligations for (i) contract services and electronic source materials used in creating a portion of the European database and (ii) minimum fees payable to European government entities related to the use of source materials in the creation of the Company's database. These obligations are interest free and generally are payable as a percentage of revenue from licensing the database incorporating the material provided.

(5)  LONG-TERM DEFERRED REVENUE

     On July 1, 2001, the Company entered into a four-year license agreement to provide map database information to an unaffiliated customer for use in that customer's products. Under the license agreement, the customer is required to purchase a minimum dollar value of licenses during each twelve-month period from July 1, 2001 through June 30, 2005. The Company recognizes the minimum licensing fees ratably over the related period. In the event that actual license fees for a given period exceed the minimum license fees applicable to that period, additional license fees are recognized when the customer reports that the Company has earned such additional fees.

     Pursuant to the terms of the license agreement, the Company received an $8 million up-front payment from this customer in July 2001, which may be applied against the minimum licensing fees. The excess of the unused up-front payment over the minimum licensing fees for the year ending December 31, 2002 is presented as long-term deferred revenue in the consolidated balance sheet as of December 31, 2001.

     In the event that both (i) the Company's map database does not achieve full coverage by June 30, 2002, and (ii) the customer elects not to use the Company's products, the Company could be required to refund $0.1 million of the advance payment each month from July 2002 through December 2002. In the event that both (i) the Company's database does not attain full coverage by December 31, 2002, and (ii) the customer elects not to use the Company's products, the Company could be required to refund one-half of the unexpended advance payment at that time, less any refunds previously remitted. No portion of the maximum refundable amount ($3.5 million as of December 31, 2001) will be recognized as revenue prior to resolution of the refund contingencies.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001


(6)  INCOME TAXES

     The domestic and foreign components of pre-tax loss before extraordinary item for the years ended December 31, 1999, 2000, and 2001 are as follows (in thousands):

                                                                       1999            2000              2001
                                                                  --------------- ----------------  ----------------
     Domestic                                                     $    71,149           68,064            34,706
     Foreign                                                           49,846           41,504            12,235
                                                                  --------------- ----------------  ----------------

                Loss before income taxes                          $   120,995          109,568            46,941
                                                                  =============== ================  ================

     Total income tax expense (benefit) before extraordinary item differed from the amount computed by applying the Federal statutory tax rate of 34% to the loss before income taxes for the years ended December 31, 1999, 2000 and 2001 due to the following (in thousands):


                                                                       1999            2000              2001
                                                                  --------------- ----------------  ----------------
     Tax benefit at Federal statutory rate                        $   (41,138)         (37,253)          (15,960)
         State tax benefit, net of Federal tax effect                  (4,791)          (4,339)             (294)
         Impact of foreign rates and other
             permanent items                                            5,322            2,358             1,268
         Increase in valuation allowance                               40,607           39,234            14,986
                                                                  --------------- ----------------  ----------------
                                                                  $        --               --                --
                                                                  =============== ================  ================


     Deferred tax assets as of December 31, 2000 and 2001 are summarized as follows (in thousands):


                                                                                          2000               2001
                                                                                      --------------     ---------------
       Research and development credit carryforwards                                  $     5,298             5,598
       Interest not currently deductible                                                   46,319            80,819
       Prepaid license fees                                                                 2,111             1,161
       Capitalized research and development costs                                             942               506
       Net operating loss carryforwards                                                   166,970           171,098
       Other deductible temporary differences                                               8,437            12,456
                                                                                      --------------     ---------------

                       Gross deferred tax assets                                          230,077           271,638

       Less valuation allowance                                                          (230,077)         (271,638)
                                                                                      --------------     ---------------
                       Net deferred tax assets                                        $        --                --
                                                                                      ==============     ===============

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The change in the valuation allowance for December 31, 2001 is comprised of $14,986,000 relating to continuing operations and $26,575,000 relating to the extraordinary item.

     As of December 31, 2001, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $189,667,000 and $54,929,000, respectively. The difference between the Federal loss carryforward and the state loss carryforward results primarily from a 50% limitation on California loss carryforwards, capitalized research and development costs for California tax purposes, and a five-year limit on California net operating loss carryforwards. The Company has foreign operating loss carryforwards in Europe of approximately $313,836,000 with no expiration date and in Canada of approximately $2,306,000 with generally a seven-year carryforward period.

     The Company has interest expense carryforwards for both Federal and state income tax purposes of approximately $215,963,000. The Company also had available tax credit carryforwards of approximately $3,230,000 and $2,368,000 for Federal and state tax purposes, respectively. There is no expiration date for state tax credit carryforwards and interest expense carryforwards.

     If not utilized, Federal and state net operating loss and tax credit carryforwards expire through 2021, as follows (in thousands):

                                          FEDERAL NET         STATE NET         FEDERAL
        YEAR OF EXPIRATION               OPERATING LOSS     OPERATING LOSS     TAX CREDIT
                                         CARRYFORWARDS      CARRYFORWARDS     CARRYFORWARDS
                                         -------------      -------------     -------------
               2002                      $       5,557           2,339              --
               2003                              1,503           1,349              --
               2004                                 14           2,294              --
               2005                              1,576           2,032              --
               2006                                 29             146              --
        Thereafter through 2021                180,988          46,769             3,230
                                         -------------      -------------     -------------
                                         $     189,667          54,929             3,230
                                         =============      =============     =============

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



     The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change," as defined. The Company experienced such an ownership change on May 7, 1992. As a result, Federal net operating loss carryforwards incurred from 1985 through May 7, 1992 totaling $8,679,000, are subject to restrictions and can only be utilized at a rate of up to $2,038,000 per year. Federal net operating loss carryforwards incurred subsequent to May 7, 1992, in the amount of $180,988,000 are currently unrestricted. Future changes in ownership could impose restrictions on existing net operating loss carryforwards, whether restricted or unrestricted.

(7)  STOCKHOLDERS' EQUITY (DEFICIT)

     On November 13, 2001, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to 1,800,000,000 and to increase the number of authorized shares of preferred stock to 70,000,000.

     Upon any voluntary or involuntary liquidation of the Company, holders of the Series A and Series B convertible preferred stock are entitled to a liquidation preference over the holders of common stock in an amount equal to $10 per share, plus cumulative dividends. If the liquidation preferences of the Series A and Series B preferred stockholders have been paid in full, the remaining assets of the Company are distributed ratably to the holders of common stock.

     Holders of the Series A and Series B cumulative convertible preferred stock are entitled to receive, when, as and if declared by the Board of Directors, monthly dividends payable in-kind through the issuance of additional Series A and Series B shares at a rate of 2.21045% and 2.01178%, respectively, per month of the liquidation preference of such shares. Shares issued as Series A and Series B dividends are valued at the liquidation preference per share on the respective dividend payment dates. Dividends on Series A and Series B cumulative convertible preferred stock are cumulative. No interest is payable on dividends in arrears. No dividends may be declared and/or paid to the holders of common stock unless all cumulative dividends have been paid in full to the holders of the Series A and Series B cumulative convertible preferred stock.

     At the earlier of (i) the closing of an initial public offering, (ii) the closing of a change in control, and (iii) October 1, 2002, each share of Series A and Series B cumulative convertible preferred stock will automatically convert into the number of shares of common stock determined by dividing the liquidation amount by the conversion price. The conversion price is determined as the initial public offering price, the change in control price, or the current market price on October 1, 2002. The conversion price upon a change in control cannot be less than $0.65 per share. The Company is required to reserve sufficient authorized common shares for issuance upon conversion of Series A and Series B cumulative convertible preferred stock.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



     The holders of Series A and Series B cumulative convertible preferred stock are entitled to 12 votes per share and vote as a single class with the holders of common stock. Provided that any shares of Series A and Series B cumulative convertible preferred stock remain outstanding, a majority vote of the holders of Series A shares, voting as a separate class, and Series B shares, voting as a separate class, is required to effect the following actions: (1) amend the Company's articles of incorporation or by-laws in a manner that would change the voting powers, rights, and preferences of the Series A and Series B shares, (2) authorize any new class of stock ranking on parity or in priority to the Series A and Series B shares, (3) execute a merger or consolidation where the surviving entity issues securities ranking in priority to the Series A and Series B shares, and (4) change the number of authorized Series A and Series B shares.

     During 2000, the Company loaned a former employee $219,000 to enable the individual to exercise options for the purchase of 257,292 shares of newly issued common stock. The loan is represented by a limited recourse promissory note with a November 20, 2004 maturity date. Interest accrues at 6.2% per annum and is payable at maturity. The note is secured by the underlying shares of common stock and the Company's recourse against the individual is limited to the excess of 60% of the aggregate principal due over the amount received by the Company. Upon execution of the limited recourse note, the fair value of the underlying common shares did not exceed the option exercise price.


(8)  STOCK OPTION PLANS

     In 1988, the Company adopted a stock option plan (1988 Plan). The total authorized shares under the 1988 Plan are 35,700,000. Options granted under the 1988 Plan are for periods not to exceed 10 years and may be either incentive stock options as that term is used in Section 422 of the Internal Revenue Code (Incentive Stock Options), or options which do not qualify as Incentive Stock Options (Supplemental Stock Options). All grants under the 1988 Plan must be at prices of not less than 100% of the fair value of the common stock as determined by the Company's Board of Directors at the date of grant in the case of Incentive Stock Options, and 85% of fair value in the case of Supplemental Stock Options. Options granted after July 1995 generally vest monthly over 48 months from the commencement date, and options granted prior to July 1995 generally vest at 25% per year from the commencement date. All stock options granted under the 1988 Plan have a 10-year term.

     In April 1996, the Company's Board of Directors approved the 1996 Stock Option Plan (1996 Plan). The 1996 Plan was amended and restated by the Company's Board of Directors in June 1996 and amended in August 2000. The 1996 Plan, as amended, provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries; provided, however, that no employee may be granted an option for more than 20,000,000 shares in any one fiscal year. The 1996 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1996 Plan prior to August 2000 generally have 10-year terms and vest monthly over 48 months. Stock options granted under the 1996 Plan after the August 2000 amendment generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the commencement date and the remaining options vest monthly over 48 months.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



     In October 1998, the Company's Board of Directors approved the 1998 California Stock Option Plan (1998 Plan). The 1998 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 1998 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1998 Plan prior to August 2000 generally have 10-year terms and generally vest monthly over 48 months. Stock options granted under an 1998 Plan after the August 2000 amendment generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the commencement date and the remaining options vest monthly over 48 months. The Company has reserved 103,038,680 and 50,000,000 shares of common stock for issuance under the 1996 and 1998 Plans, respectively. All options issued under the 1988, 1996, and 1998 Plans are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

     During 2000, the Company's Board of Directors approved three separate Stock Option Agreements to three employees. The agreements provide for grants of stock options to these three employees of the Company. Stock options granted under the first Stock Option Agreement total 35,000,000 shares of common stock, which have been reserved for issuance under this agreement. One fourth of the options under this Stock Option Agreement vest on the commencement date. Thereafter, one fourth of the shares subject to this Stock Option Agreement vest on each of the first, second, and third anniversaries of the vesting commencement date. Stock options granted under the remaining Stock Option Agreements total 10,500,000 shares of common stock, which have been reserved for issuance under these agreements. These options vest monthly over 48 months. All options issued under these Stock Option Agreements have 10-year terms and are adjusted pro rata for any stock dividends, stock splits and reverse stock splits. Upon termination of one of these employees, 7,500,000 shares of common stock reserved for issuance under one of the Stock Option Agreements was terminated in 2001.

     In August 2001, the Company's Board of Directors approved the 2001 Stock Incentive Plan (2001 Plan). The 2001 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 2001 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 2001 Plan generally have 10-year terms and generally vest as follows: 25% of the options granted vest on the first day of the month following the commencement date and the remaining options vest monthly over 48 months. The Company has reserved 153,038,630 shares of common stock for issuance under the 2001 Plan. All options issued under the 2001 Plan are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001




     Exchange Offer

     On October 1, 2001, the Company completed an offer to substantially all employees holding stock options having an exercise price of $0.85 or $1.10, that would enable such holders to cancel their options in return for the issuance of newly granted options in approximately six months and one day (residents of Canada were not eligible to participate in the offer). No options were granted to the Company's employees within six months prior to the proposed cancellation. Pursuant to the exchange offer, 61,210,174 options with an exercise price of $0.85 and 23,199,142 options with an exercise price of $1.10 were canceled. The Company will grant up to 84,409,316 replacement options to employees on or about April 2, 2002, with an exercise price equal to the fair market value of the Company's common stock on that date. The Company has entered into no agreements, formal or otherwise, to compensate its employees for increases in the market price of the Company's common stock during the period between cancellation and the grant of the replacement awards.

     Stock-Based Compensation

     As of December 31, 2001, there were 191,038,680 shares available for grant under the 1996, 1998, 2000 and 2001 Plans, and there were no shares available for grant under the 1988 Plan. The per share weighted-average fair value of stock options granted during 1999, 2000, and 2001 was $0.58, $0.61, and $0.61, respectively, on the date of grant using the fair value method with the following weighted-average assumptions: 1999 - no dividends, 60% volatility, risk-free interest rate of 5.55%, and expected life of 7.8 years; 2000 - no dividends, 75% volatility, risk-free interest rate of 5.64%, and expected life of 5.0 years; 2001 - no dividends, 75% volatility, risk-free interest rate of 4.86%, and expected life of 5.5 years.

     The Company applies APB Opinion No. 25 in accounting for its fixed employee stock options and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements due to the fact that the exercise price was equal to the fair value of the underlying common stock on the date of grant. Had the Company determined compensation expense for its stock options based on the fair value method under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands):

                                     1999            2000           2001
                                  -----------     ----------     ----------

     Net loss:
         As reported              $   120,995        109,568        116,509
         Pro forma                    125,385        116,360        125,838
                                  ===========     ==========     ==========

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



     Stock option activity during the periods indicated is as follows (in thousands, except per share data):

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                          NUMBER      EXERCISE
                                                        OF OPTIONS      PRICE
                                                        ----------    --------

        Balance as of December 31, 1998                    48,266       $ 0.83

            Granted                                         2,617         0.85
            Exercised                                        (775)        0.37
            Forfeited                                      (5,568)        0.85
                                                         --------

        Balance as of December 31, 1999                    44,540         0.84

            Granted                                        72,874         0.96
            Exercised                                      (1,291)        0.85
            Forfeited                                      (5,350)        0.85
                                                         --------

        Balance as of December 31, 2000                   110,773         0.92

            Granted                                         1,448         1.10
            Exercised                                        (281)        0.59
            Forfeited                                     (11,062)        0.93
            Cancelled pursuant to exchange offer          (84,409)        0.92
                                                         --------
        Balance as of December 31, 2001                    16,469         0.85
                                                         ========       ======


     The following table summarizes information about stock options outstanding as of December 31, 2001 (in thousands, except life and per share data):


                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          -------------------------------------------------  --------------------------------
                                              WEIGHTED-
                                               AVERAGE        WEIGHTED-                         WEIGHTED-
                             NUMBER OF        REMAINING        AVERAGE           NUMBER          AVERAGE
                              SHARES         CONTRACTUAL       EXERCISE        OF SHARES         EXERCISE
      EXERCISE PRICES       OUTSTANDING     LIFE (YEARS)        PRICE         EXERCISABLE         PRICE
      ---------------       -----------     ------------       --------       -----------        --------
      $0.10 - 0.20                  322             0.7        $   0.20               322        $   0.20
       0.35 - 0.40                  219             1.7            0.37               219            0.37
       0.60 - 0.85               14,211             5.1            0.84            13,922            0.84
       1.10                       1,717             8.9            1.10               654            1.10
                            -----------     ------------       --------       -----------        --------
                                 16,469             5.4            0.85            15,117            0.83
                            ===========     ============       ========       ===========         ========

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001




(9)  RELATED PARTY TRANSACTIONS

     (a)  KONINKLIJKE PHILIPS ELECTRONICS N.V. (PHILIPS) AND AFFILIATES

          Secured Notes Payable to Affiliate

          On May 28, 1997, the Company entered into an amended and restated master loan agreement with Philips effective April 1, 1997. The significant terms of the agreement follow:

          - The Company's secured demand notes payable to Philips, including accrued but unpaid interest, were converted to secured term loans, bearing interest at 14%. The Company pledged substantially all of its assets as collateral for such loans. Interest on the secured term loans accrued monthly and were capitalized into principal. The secured term loans were due April 1, 2007, subject to acceleration for prescribed defaults. The secured term loans were due on demand (i) if the Company received funding from other sources; (ii) if the Company accumulated cash from positive net operating cash flows; or (iii) after January 1, 2002, with 12 months notice.

          - At the request of the Company, Philips committed to make additional secured term loans under the same conditions as above. Philips' commitment to provide the Company with additional funding under the master loan agreement terminated on January 1, 2001. Pursuant to the March 29, 2001 stock purchase agreement described below, Phillips agreed to provide up to $50,000,000 of financing to the Company in exchange for issuances of Series A cumulative convertible preferred stock.

          - The Company issued Philips detachable warrants to acquire 412,000 shares of the Company's common stock for every $1,000,000 in secured term loans provided after April 1, 1997. The per share exercise price of the warrants is $0.01. The warrants expire on April 1, 2007, and are subject to adjustment for stock splits or dividends and have certain antidilution provisions for below market issuances.

          - Warrants to purchase 26,903,600 and 26,986,000 shares of common stock were issued to Philips during fiscal 1999 and 2000, respectively, in conjunction with the master loan agreement. The Company has allocated the proceeds from the debt to the warrants based on the fair value of the warrants at the date of the funding. The fair value of the stock purchase warrants was calculated using the Black-Scholes option pricing model using the following assumptions: no dividends; lives of eight and seven years; risk-free interest rate of 5.55% and 5.64%; and expected volatility of 60% and 75%, for the years ended December 31, 1999 and 2000, respectively. The portion of the proceeds allocated to the warrants amounted to $22,868,000 and $20,846,000 for the years ended December 31, 1999 and 2000, respectively, which was recorded as a discount on the debt and as an increase to additional paid-in capital. The discount was amortized as additional interest expense using the effective interest method over the life of the loan. During March 1999, Philips exercised warrants to purchase 59,451,600 shares of common stock for total proceeds to the Company of approximately $594,000.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001




          - Philips has the right to designate three of the seven members of the Company's Board of Directors.

          Common Stock Transactions

          As of December 31, 2001, Philips was the registered stockholder of 199,796,148 shares of the Company's common stock, representing approximately 50.2% of the Company's outstanding common stock. During March 1999, Philips sold 120,420,075 shares or 36% of the Company's then outstanding common stock to a third-party consortium of investors.

          Philips granted to persons who were security holders of the Company on September 2, 1994, the right to require Philips to purchase certain shares of the Company's common stock at a per share price of $0.85. This contractual right terminated on September 2, 1999. During 1999, Philips purchased 37,956,646 shares of the Company's common stock from security stockholders under this right.

          Debt Extinguishment and Issuance of Preferred Stock

          Between January 19, 2001 and March 22, 2001, the Company issued demand promissory notes to Philips for cash proceeds of $16,600,000. On March 29, 2001, the Company entered into a stock purchase agreement with Philips pursuant to which (i) the $16,953,688 balance of these promissory notes, including accrued and capitalized interest thereon, was settled in exchange for the issuance of 1,695,968.805 shares of Series A cumulative convertible preferred stock and (ii) all $426,000,003 of outstanding borrowings under the amended and restated master loan agreement, including accrued and capitalized interest thereon, was settled in exchange for the issuance of 42,600,002.533 shares of Series B cumulative convertible preferred stock. In conjunction with the the closing of the stock purchase agreement, Philips purchased 710,000 additional shares of Series A cumulative convertible preferred stock for cash proceeds of $7,100,000. As a result of this transaction, the master loan agreement, as well as Philips' security interest in the Company's assets under the master loan agreement, was terminated. The Company incurred a $69,568,000 extraordinary loss upon extinguishment of the secured notes payable to Philips, resulting from the unamortized debt discount on the notes as of March 29, 2001. Upon consummation of the stock purchase agreement, Philips owns approximately 79% of the combined voting power of the outstanding common and preferred stock of the Company, without giving effect to non-voting warrants that entitle Philips to purchase 47,380,000 additional shares of common stock, as described above. Philips is entitled to certain registration rights with respect to its shares of stock in the Company.

          The stock purchase agreement stipulates that Philips will provide up to $50,000,000 of financing to the Company in exchange for the issuance of Series A cumulative convertible preferred stock. The aggregate proceeds of $24,053,688 received from the sale of Series A shares and conversion of demand promissory notes upon consummation of the stock purchase agreement were applied against the $50,000,000 financing commitment. Between May 3, 2001 and December 31, 2001, the Company issued 1,600,000 shares of Series A cumulative convertible preferred stock for $16,000,000 of cash proceeds.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001


          Pursuant to the terms of the stock purchase agreement, the Company is subject to certain restrictive covenants, including covenants with respect to the incurrence of indebtedness. The Company has agreed not to incur any indebtedness, except: (i) indebtedness secured by qualifying permitted encumbrances; (ii) at any time after October 1, 2001 indebtedness not to exceed the greater of $15,000,000 or the average balance of the Company's trade receivables for the two-month period prior to any such time, under a revolving credit facility for working capital needs; and (iii) indebtedness not to exceed $15,000,000 outstanding at any time under capital leases with respect to information technology equipment and secured on a non-recourse basis. The covenants will terminate on the earliest date on which a conversion event under the terms of the Series A and Series B preferred stock occurs, or earlier if for any reason Philips ceases to hold at least 50% of the Series A and Series B preferred stock acquired pursuant to the stock purchase agreement.


          Philips also has a right of first refusal with respect to the issuance of any common stock or securities convertible into or exercisable for shares of the Company's common stock or any other rights, options, warrants or agreements for the purchase or acquisition of shares of the Company's common stock. The right of first refusal may not be exercised in connection with the issuance of shares to employees, directors or consultants, shares issued as a result of a reclassification, stock split or stock dividend, shares issued in an initial public offering, shares issued in connection with a business acquisition of or by the Company, or the issuance of shares to strategic partners.

          The Company also entered into a Registration Rights Agreement with Philips dated as of March 29, 2001. Under this agreement, the Company granted Philips certain rights with respect to the registration, under the Securities Act of 1933, of shares of the Company's common stock owned by Philips. Philips may require that the Company register, at the Company's expense, some or all of its shares at any time after the earlier of a qualifying initial public offering or October 1, 2002. Philips is entitled to make up to five demands for registration. However, the Company is not required to effect any requested registration until a period of six months has elapsed from the effective date of the most recent previous registration. In addition to these demand registration rights, if the Company proposes to register any shares of its common stock for public sale under the Securities Act of 1933, either for its own account or the account of any other person, Philips may require that the Company include some or all of its shares in that registration. The Company is obligated to pay all of the expenses incurred in connection with the registration (other than certain selling expenses of Philips). The underwriter of an offering of the Company's securities proposed to be made under this provision may limit the number of shares of the Company's stock owned by Philips to be included in the registration under certain circumstances. The Company's obligations terminate with respect to the registration rights after the earlier of (i) five years after an initial public offering or (ii) the date at which Philips is able to sell its registrable securities within a 180-day period in accordance with Rule 144 under the Securities Act of 1933.

          Other

          The Company entered into transactions with affiliates of Philips, to provide software, software related consulting services, tax consulting services, fleet services, and purchasing services to the Company. Total fees incurred for these services of $1,723,000, $2,001,655, and $1,697,418 are included in database licensing and production costs for the years ended December 31, 1999, 2000, and 2001, respectively.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



          The Company obtained an irrevocable standby letter of credit with LaSalle Bank N.A. in conjunction with one of our facility leases. The original face amount of $2.0 million declines annually over the next seven years until November 30, 2007, which is the end of the facility lease. Philips issued an unconditional and irrevocable guarantee to the bank as the primary obligor, in accordance with the Company's obligations regarding this facility lease.

          The Company entered into a short-term loan agreement dated December 28, 2001 with Philips Electronics North America Corporation. Pursuant to the terms of this agreement, Philips Electronics North America Corporation borrowed $5,000,000 from the Company for the purpose of cash management, at an interest rate of LIBOR minus one quarter percent. The short-term loan had a maturity date of January 2, 2002, at which time all amounts due and payable were paid in full.

     (b)  SIGNIFICANT STOCKHOLDERS

          As of December 31, 2001, T. Russell Shields and family held 46,470,334 shares of the Company's common stock, representing approximately 11.7% of the Company's outstanding common stock. Since inception, Shields Enterprises, Inc. (SEI), which is owned by Mr. Shields, has provided technical support to the Company on a contract basis for development of proprietary software and systems for database creation and updating. The Company also contracted with SEI for development of software that utilizes the Company's database.

          In November 1997, the Company acquired the assets and employees of SEI's consulting division that previously performed development work for the Company. Consideration for the acquisition consisted of 19,000,000 shares of the Company's common stock and a cash payment of $2,127,000. The acquisition of SEI was accounted for as a purchase business combination. The value assigned by the Company to the common stock issued in the acquisition was $0.85 per share resulting in a total purchase price of $18,277,000. The tangible assets received by the Company in the acquisition of SEI were insignificant. The entire purchase price was allocated to goodwill and amortized over the estimated useful life, which initially was three years. In early 1999, the estimated useful life was revised to two years, based upon negative margins and reduced expected future cash flows from the acquired asset. The Company recorded $11,677,000 of goodwill amortization within general and administrative expenses in 1999, including $5,585,000 of additional amortization due to the reduced useful life.

          In conjunction with an employment agreement with Mr. Shields, effective November 20, 1997, the Company granted Mr. Shields an option to purchase 10,000,000 shares of common stock, vesting over 48 months from January 1, 1997, with an exercise price of $0.85 per share. On October 15, 1999, the employment agreement was terminated and the Company entered into a one-year consulting agreement with Mr. Shields, which was subsequently extended through October 15, 2002. Mr. Shields remains a member of the Board of Directors and the option was fully vested as of December 31, 2000. The option will expire on December 31, 2006.

          Fulfillment services, consulting services and support were purchased from SEI Information Technology. Total fees incurred for these services of $435,237, $394,966 and $287,307 are included in database licensing and production costs for the years ended December 31, 1999, 2000, and 2001, respectively.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2000, the carrying value of the Company's secured notes payable to affiliate was $339,733,000 and the fair value approximated $411,748,000. The fair value of the secured notes payable to affiliate exceeds the carrying value at December 31, 2000 due to the unamortized debt discounts relating to the warrants issued in conjunction with the notes. The gross carrying value of the secured notes payable to affiliate, excluding the debt discounts, approximates their fair value because the interest rate of the notes approximated the Company's current borrowing rate under its master loan agreement with Philips. The carrying values of cash equivalents, receivables, payables, accrued expenses, and refundable deferred licensing revenues approximate their fair values due to the short maturity of these instruments.

(11) EMPLOYEE BENEFIT PLANS

     The Company sponsors a Savings and Investment Plan (the Plan) that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All of the Company's employees who have completed three months of service are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of eligible compensation, subject to the maximum amount allowable under Internal Revenue Service regulations. The Plan permits, but does not require, additional matching contributions by the Company. In addition, the Company has sponsored savings and investment plans in its European subsidiaries. The Company contributed $1,008,000, $1,294,000, and $1,527,000 to these defined contribution employee benefit plans for the years ended December 31, 1999, 2000, and 2001, respectively.

(12) ENTERPRISE-WIDE DISCLOSURES

     The Company operates in one business segment and therefore does not report operating loss, identifiable assets and/or other resources related to business segments. The Company derives its revenues from database license fees and professional services. Database licensing revenues were $47,626,000, $78,414,000, and $107,201,000 for the years ended December 31,
     1999, 2000, and 2001, respectively. Professional services revenues were $3,462,000, $3,781,000, and $3,230,000 for the years ended December 31,
     1999, 2000, and 2001, respectively. Revenues are attributed to North America (United States and Canada) and Europe based on the region where the related products and services are sold.

     The following summarizes net revenue on a geographic basis for the years ended December 31, 1999, 2000, and 2001 (in thousands):


                                               YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                          1999            2000          2001
                                         -------        -------        -------
     Net revenue:
         North America                   $19,594         33,481         39,796
         Europe                           31,494         48,714         70,635
                                         -------        -------        -------
            Total net revenue            $51,088         82,195        110,431
                                         =======        =======        =======

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000, and 2001



     The following summarizes long-lived assets on a geographic basis as of December 31, 2000 and 2001 (in thousands):

                                                                      DECEMBER 31,
                                                                  -------------------
                                                                    2000        2001
                                                                  -------     -------
     Property and equipment, net:
        North America                                             $ 9,432       8,450
        Europe                                                      2,685       2,702
                                                                  -------     -------
          Total property and equipment, net                       $12,117      11,152
                                                                  =======     =======

     Capitalized software development costs, net:
        North America                                             $ 7,456      15,629
        Europe                                                         --          --
                                                                  -------     -------
          Total capitalized software development costs, net       $ 7,456      15,629
                                                                  =======     =======


(13) CONCENTRATIONS OF RISK

     Approximately 38% of the Company's revenue for the year ended December 31, 2001 was from three customers, accounting for 19%, 11%, and 8%, respectively, of total revenue. Approximately 34% of the Company's revenue for the year ended December 31, 2000 was from three customers, accounting for 17%, 9%, and 8%, respectively, of total revenue. One customer accounted for 14% of accounts receivable as of December 31, 2000. Approximately 22% of the Company's revenue for the year ended December 31, 1999 was from one customer.

(14) LEASE OBLIGATIONS

     The Company leases its facilities, automobiles, and certain equipment under operating leases expiring through 2011. Monthly payments under certain facility leases are subject to fixed increases. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The leases require the Company to pay property taxes, insurance, maintenance, and repair costs.

     The Company's aggregate future minimum lease obligations as of December 31, 2001 are as follows (in thousands):

          Year ending December 31:
              2002                                         $   7,779
              2003                                             5,935
              2004                                             5,186
              2005                                             4,372
              2006                                             4,233
              Thereafter                                       6,213
                                                           ---------
                                                           $  33,718
                                                           =========

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000, and 2001




     Total rent expense under operating leases for facilities and equipment was $5,158,000, $5,687,000, and $7,271,000 for the years ended December 31,
     1999, 2000, and 2001, respectively.

(15) QUARTERLY RESULTS (UNAUDITED)

     The following table presents the Company's selected unaudited quarterly results (in thousands, except per share amounts):


                                                      FIRST         SECOND        THIRD         FOURTH
                                                     QUARTER       QUARTER       QUARTER       QUARTER
                                                     --------      --------      --------      --------
     For the year ended December 31, 1999
         Net revenue                                 $  9,780        11,024        14,354        15,930
         Operating loss                               (19,150)      (20,436)      (18,375)      (20,981)
         Net loss                                     (28,143)      (30,539)      (29,378)      (32,935)
         Net loss applicable to common
            stockholders                              (28,143)      (30,539)      (29,378)      (32,935)
         Basic and diluted loss per share               (0.08)        (0.08)        (0.07)        (0.08)
                                                     ========      ========      ========      ========

     For the year ended December 31, 2000
         Net revenue                                 $ 16,901        20,407        20,152        24,735
         Operating loss                               (11,714)      (13,591)      (13,222)      (12,792)
         Net loss                                     (24,789)      (27,970)      (28,481)      (28,328)
         Net loss applicable to common
            stockholders                              (24,789)      (27,970)      (28,481)      (28,328)
         Basic and diluted loss per share               (0.06)        (0.07)        (0.07)        (0.07)
                                                     ========      ========      ========      ========

     For the year ended December 31, 2001
         Net revenue                                 $ 22,601        28,053        28,035        31,742
         Operating loss                               (10,357)       (8,977)       (6,538)       (3,019)
         Loss before extraordinary item               (27,831)       (9,139)       (6,593)       (3,378)
         Net loss                                     (97,399)       (9,139)       (6,593)
                                                                                                 (3,378)
         Net loss applicable to common
            stockholders                              (97,399)      (37,267)      (37,284)      (35,976)
         Basic and diluted loss per share before
            extraordinary item                          (0.07)        (0.09)        (0.09)        (0.09)
         Basic and diluted loss per share               (0.24)        (0.09)        (0.09)        (0.09)
                                                     ========      ========      ========      ========

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000, and 2001


(16) SUBSEQUENT EVENTS


     On March 26, 2002 the Company obtained a bank line of credit maturing in one year. Pursuant to the terms of the line of credit, the Company may borrow up to $15.0 million at an interest rate of LIBOR plus 30 basis points or prime rate plus 30 basis points at the Company's option. The line of credit is secured by an unconditional and irrevocable guarantee issued by Philips.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                          FINANCIAL STATEMENT SCHEDULE




SCHEDULE II
Valuation and Qualifying Accounts


Allowance for Doubtful Accounts (In thousands):

                          Balance at
                         Beginning             (1)               (2)          Balance at End
         Year             of Year           Additions         Deductions         of Year
     -------------      ------------     ---------------     ------------     ---------------
         1999                265                  407             (7)              665
         2000                665                  450            (25)            1,090
         2001              1,090                  913           (337)            1,666

(1) Provision for bad debt.
(2) Accounts receivable written off against the allowance.


See accompanying independent auditors' report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2002


                               NAVIGATION TECHNOLOGIES CORPORATION




                                      By: /s/ Judson C. Green
                                         --------------------------------------
                                         Judson C. Green
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURES                                      DATE
---------------------------------------                 ----------------



/s/ Judson C. Green                                     March 27, 2002
---------------------------------------
Judson C. Green
President, Chief Executive Officer and
a Director (Principal Executive Officer and
Principal Financial Officer)


Neil Smith*                                             March 27, 2002
(Principal Accounting Officer)


Richard J.A. de Lange*                                  March 27, 2002
Director


T. Russell Shields*                                     March 27, 2002
Director


William E. Curran*                                      March 27, 2002
Director


James P. Nolan*                                         March 27, 2002
Director


Dirk-Jan van Ommeren*                                   March 27, 2002
Director


*By: /s/ Judson C. Green,                               March 27, 2002
     --------------------------
     Judson C. Green,
     as Attorney-in-Fact

                                  EXHIBIT INDEX

Exhibit Number                                       Description

     3.1            Amended and Restated Certificate of Incorporation.(1)

     3.2            Certificate of Designation of Series A Cumulative Preferred
                    Stock.(1)

     3.3            Certificate of Designation of Series B Cumulative Preferred
                    Stock.(1)

     3.4            Restated Bylaws.(1)

     4.1            Specimen Common Stock Certificate.(2)

     4.2 Stock Option Agreement dated as of May 1, 2000 between Navigation Technologies and Judson C. Green.(2)

     4.3 Stock Option Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(2)

     4.4 Registration Rights Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V.(1)

     4.5 Warrant Agreement dated as of April 1, 1997 between Navigation Technologies and Philips Media Services B.V.(1)

     10.1 Stock Purchase Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V.(1)

     10.2 Form of Demand Promissory Note for the benefit of Philips Consumer Electronic Services B.V.(1)

     10.3 Amended & Restated Master Loan Agreement dated as of April 1, 1997 between Navigation Technologies and Philips Media Services B.V.(1)

     10.4(i) Employment Agreement dated as of April 17, 2000 between Navigation Technologies and Judson C. Green.(1)

     10.4(ii) First Amendment to Employment Agreement dated as of August 15, 2001 between Navigation Technologies and Judson C. Green.(1)

     10.5 Employment Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(1)

     10.6 Letter Agreement dated February 3, 1998 from Navigation Technologies agreed to and accepted by M. Salahuddin Khan.(1)

     10.7 Letter Agreement dated February 13, 1997 from Navigation Technologies agreed to and accepted by Denis M. Cohen.(1)

     10.8 Letter Agreement dated October 27, 1998 from Navigation Technologies agreed to and accepted by Lawrence D. Chesler.(1)

     10.9(i)        Form (I) of Indemnification Agreement.(1)

     10.9(ii)       Form (II) of Indemnification Agreement.(1)

     21.            Subsidiaries of Navigation Technologies.(1)

     23.            Consent of KPMG LLP.

     24.            Power of Attorney by the Directors and Certain Officers.



     -----------------
     (1) Filed with Navigation Technologies' Registration Statement on Form 10, Registration No. 000-21323 and incorporated herein by reference.

     (2) Filed with Navigation Technologies' Registration Statement on Form S-8, Registration No. 333-767000 and incorporated herein by reference.