Form 10-Q
period 2002-03-31
NAVIGATION TECHNOLOGIES CORP
filed 2002-05-13
CIK 834208

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    X       EXCHANGE ACT OF 1934
  -----
            For the quarterly period ended March 31, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  ------

                         Commission File Number 0-21323

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes   X    No
                                                                 -----    -----

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of May 13, 2002 was 398,301,318.


================================================================================

     Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the terminology used - for example, words and phrases such as "may," "should," "expect," "anticipate," "plan," "believe," "estimate," "predict" and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in the section of Navigation Technologies' Registration Statement on Form 10, File No. 0-21323, as amended, captioned "Risk Factors" under Item 1 thereof. Readers should carefully review this document in its entirety, including, but not limited to, the financial statements and notes thereto. Navigation Technologies undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. You should rely only on the information contained in this document. We have not authorized anyone to provide you with information that is different. The information contained herein may only be accurate as of the date of this document.

     "NAVTECH" is a trademark of Navigation Technologies Corporation.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)

                                     ASSETS

                                                                                  DECEMBER 31,    MARCH 31,
                                                                                  -----------     ---------
                                                                                     2001           2002
                                                                                   ---------      ---------
                                                                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                       $   7,506          7,450
   Accounts receivable, net of allowance for doubtful accounts
       of $1,666 and $2,567 in 2001 and 2002, respectively                            19,910         23,312
   Notes receivable from affiliate                                                     5,000          3,000
   Prepaid expenses and other current assets                                           2,984          2,901
                                                                                   ---------      ---------
            Total current assets                                                      35,400         36,663

Property and equipment, net                                                           11,152         10,468
Capitalized software development costs, net                                           15,629         17,290
Deposits and other assets                                                                295            346
                                                                                   ---------      ---------
            Total assets                                                           $  62,476         64,767
                                                                                   =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $   4,872          4,441
   Accrued payroll and related liabilities                                            13,693         13,013
   Other accrued expenses                                                              7,965          7,581
   Deferred revenue                                                                   18,293         24,870
   Refundable deferred licensing advances                                              6,965          7,229
                                                                                   ---------      ---------
            Total current liabilities                                                 51,788         57,134

Long-term deferred revenue                                                             5,550          4,925
Long-term source material obligations                                                  1,567          1,732
                                                                                   ---------      ---------
            Total liabilities                                                         58,905         63,791
                                                                                   ---------      ---------
Stockholders' equity:
   Preferred stock, $0.001 par value; 70,000 shares authorized:
     Series A cumulative convertible preferred stock, 4,006 shares issued and outstanding in 2001 and 2002 ($51,081 aggregate liquidation
       preference, including $11,021 dividends in arrears)                            40,027         40,027
     Series B cumulative convertible preferred stock, 42,600 shares issued and outstanding in 2001 and 2002 ($541,020 aggregate liquidation
       preference, including $115,020 dividends in arrears)                          425,527        425,527
   Common stock, $0.001 par value; 1,800,000 shares authorized;
       398,293 and 398,301 shares issued and outstanding in
       2001 and 2002, respectively                                                       398            398
   Additional paid-in capital                                                        299,422        299,423
   Note receivable for common stock                                                     (219)          (219)
   Accumulated other comprehensive income                                              4,166          4,155
   Accumulated deficit                                                              (765,750)      (768,335)
                                                                                   ---------      ---------

            Total stockholders' equity                                                 3,571            976
                                                                                   ---------      ---------

            Total liabilities and stockholders' equity                             $  62,476         64,767
                                                                                   =========      =========


See accompanying notes to condensed consolidated financial statements.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                                            QUARTER ENDED
                                                                   ------------------------------
                                                                   APRIL 1, 2001   MARCH 31, 2002
                                                                   -------------   --------------
                                                                    (UNAUDITED)     (UNAUDITED)

Net revenue                                                          $  22,601          30,785

Operating costs and expenses:
    Database licensing and production costs                             19,711          19,852
    Selling, general, and administrative expenses                       13,247          13,126
                                                                     ---------       ---------
      Total operating costs and expenses                                32,958          32,978
                                                                     ---------       ---------
      Operating loss                                                   (10,357)         (2,193)

Other income (expense):
    Interest income                                                         52              55
    Interest expense                                                   (17,265)           (265)
    Other expense                                                         (261)           (182)
                                                                     ---------       ---------
      Loss before extraordinary item                                   (27,831)         (2,585)

Extraordinary loss on early extinguishment of debt                     (69,568)             --
                                                                     ---------       ---------
      Net loss                                                         (97,399)         (2,585)

Cumulative preferred stock dividends                                        --         (34,624)
                                                                     ---------       ---------
      Net loss applicable to common stockholders                     $ (97,399)        (37,209)
                                                                     =========       =========

Loss per share of common stock before extraordinary item -
    basic and diluted                                                $   (0.07)          (0.09)
Loss per share of common stock related to extraordinary item -
    basic and diluted                                                    (0.17)             --
                                                                     ---------       ---------
Net loss per share of common stock -
    basic and diluted                                                $   (0.24)          (0.09)
                                                                     =========       =========
Weighted average number of shares of common stock outstanding -
    basic and diluted                                                  398,061         398,297
                                                                     =========       =========


See accompanying notes to condensed consolidated financial statements.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                            QUARTER ENDED
                                                                                    -------------------------------
                                                                                    APRIL 1, 2001    MARCH 31, 2002
                                                                                    -------------    --------------
                                                                                     (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                                           $ (97,399)           (2,585)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Extraordinary loss on early extinguishment of debt                                69,568                --
       Depreciation and amortization                                                        873             1,366
       Amortization of software development costs                                           467             1,011
       Deferred interest expense on refundable license payments                             235               264
       Noncash interest expense on notes payable                                         17,053                --
       Provision for bad debts                                                               --               910
       Noncash other                                                                         (4)               (4)
       Changes in operating assets and liabilities:
         Accounts receivable                                                                100            (4,428)
         Prepaid expenses and other current assets                                          341                74
         Deposits and other assets                                                          114               (49)
         Accounts payable                                                                (2,526)             (414)
         Accrued expenses                                                                  (492)           (1,007)
         Deferred revenue                                                                 3,493             6,041
         Other long-term obligations                                                       (122)              175
                                                                                      ---------         ---------
           Net cash provided by (used in) operating activities                           (8,299)            1,354
                                                                                      ---------         ---------
Cash flows from investing activities:
   Acquisition of property and equipment                                                   (997)             (704)
   Capitalized software development costs                                                (2,315)           (2,672)
   Loan to affiliate                                                                         --            (3,000)
   Cash received from repayment of loan to affiliate                                         --             5,000
                                                                                      ---------         ---------
           Net cash used in investing activities                                         (3,312)           (1,376)
                                                                                      ---------         ---------
Cash flows from financing activities:
   Issuance of common stock                                                                  77                 1
   Issuance of Series A cumulative convertible preferred stock,
     net of issuance costs                                                                7,073                --
   Series B cumulative convertible preferred stock issuance costs                          (473)               --
   Repayment of refundable licensing advances                                            (6,770)               --
   Loans from affiliate                                                                  16,600                --
                                                                                      ---------         ---------
           Net cash provided by financing activities                                     16,507                 1
                                                                                      ---------         ---------
Effect of exchange rate changes on cash                                                    (207)              (35)
                                                                                      ---------         ---------
           Net increase (decrease) in cash and cash equivalents                           4,689               (56)

Cash and cash equivalents at beginning of period                                          7,516             7,506
                                                                                      ---------         ---------
Cash and cash equivalents at end of period                                            $  12,205             7,450
                                                                                      =========         =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                           $   5,506                --
                                                                                      =========         =========
Supplemental disclosures of noncash financing activities:
   Exchange of notes payable to affiliate, including accrued interest thereon,
     for Series A cumulative convertible preferred stock                              $  16,954                --
   Exchange of notes payable to affiliate, including accrued interest thereon,
     for Series B cumulative convertible preferred stock                                426,000                --
                                                                                      =========         =========

See accompanying notes to condensed consolidated financial statements.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


 (1) - UNAUDITED FINANCIAL STATEMENTS

       The accompanying condensed consolidated financial statements of Navigation Technologies Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to United States Securities Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

       In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

       The Company's fiscal quarterly periods end on the Sunday nearest the calendar quarter end. The 2001 first quarter had 91 days and the 2002 first quarter had 90 days. The Company's fiscal year end is December 31.

       Certain 2001 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.

(2) - RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" were issued. In October 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. The adoption of SFAS No. 141 had no impact on the Company's consolidated financial statements.

       SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, will not be amortized but must be tested for impairment at least annually. Identified intangible assets should be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The adoption of SFAS No. 142 on January 1, 2002 had no impact on the Company's consolidated financial statements.

       SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



       Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 on January 1, 2002 had no impact on the Company's consolidated financial statements.

       On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 on January 1, 2003, at which time the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in the Company's consolidated statement of operations presented for that period.


(3) - COMPREHENSIVE LOSS

       Comprehensive loss for the quarters ended April 1, 2001 and March 31, 2002, was as follows (in thousands):

                                                             QUARTER ENDED
                                                         ---------------------
                                                          APRIL 1,    MARCH 31,
                                                            2001        2002
                                                         ---------    --------

          Net loss                                       $ (97,399)     (2,585)
          Foreign currency translation adjustment              143         (11)
                                                         ---------    --------

          Comprehensive loss                             $ (97,256)     (2,596)
                                                         =========    ========


(4) - LOSS PER SHARE

       Basic and diluted loss per share is computed based on the net loss after deducting cumulative preferred stock dividends, divided by the weighted average number of shares of common stock outstanding for the period, in accordance with SFAS No. 128, "Earnings Per Share." Options to purchase 113,896,000 and 15,947,000 shares of common stock were outstanding at April 1, 2001 and March 31, 2002, respectively. The Company expects to grant up to 84,073,966 replacement options in connection with its stock option exchange offer. See Note 5 - Stock Option Exchange Offer. Warrants to purchase 47,380,000 shares of common stock were outstanding at April 1, 2001 and March 31, 2002, respectively. There were 2,405,968.805 and 4,005,968.805 shares of Series A cumulative convertible preferred stock outstanding at April 1, 2001 and March 31, 2002, respectively. There were 42,600,002.533 shares of Series B cumulative convertible preferred stock outstanding at April 1, 2001 and March 31, 2002, respectively. These options, warrants and shares of preferred stock were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




(5) -  STOCK OPTION EXCHANGE OFFER

       On October 1, 2001, the Company completed an offer to substantially all employees, other than employees resident in Canada, holding stock options having an exercise price of $0.85 or $1.10, that would enable such holders to cancel their options in return for a promise to grant new options to purchase an equal number of shares of common stock no sooner than six months and one day after such cancellation at an exercise price equal to the fair market value on the date of grant. No options were granted to the Company's employees within six months prior to the proposed cancellation. Pursuant to the exchange offer, 61,210,174 options with an exercise price of $0.85 and 23,199,142 options with an exercise price of $1.10 were canceled. The Company expects to grant up to 84,073,966 replacement options to employees in the second quarter of 2002, with an exercise price equal to the fair market value of the Company's common stock on that date. The Company has entered into no agreements, formal or otherwise, to compensate its employees for increases in the market price of the Company's common stock during the period between cancellation and the grant of the replacement awards.

(6) -  CREDIT FACILITY

       On March 28, 2002, the Company obtained a bank line of credit maturing in one year. Pursuant to the terms of the line of credit agreement, the Company may borrow up to $15,000,000 at an interest rate of either LIBOR plus 30 basis points or the bank's prime rate at the Company's option. The line of credit is secured by an unconditional and irrevocable guarantee issued by Koninklijke Philips Electronics N.V ("Philips"). The Company has agreed to pay Philips $18,750 in connection with such guarantee and made a counter guarantee in favor of Philips with respect to any amounts incurred by Philips in connection with the guarantee. Pursuant to the terms of the line of credit, the Company has agreed to pay the bank a commitment fee of 13 basis points per annum on the average daily unused amount during each quarter. As of March 31, 2002, there have been no borrowings on the bank line of credit.

(7) -  LOAN TO PHILIPS

       The Company entered into a short-term loan agreement dated as of March 28, 2002, with Philips Electronics North America Corporation, a wholly owned subsidiary of Philips. Pursuant to the terms of the short-term loan agreement, the Company loaned $3,000,000 to Philips Electronics North America Corporation for the purpose of cash management, at an interest rate of LIBOR minus 1/4%. The short-term loan had a final maturity date of April 1, 2002, at which time all amounts due and payable were paid in full.

(8) -  ENTERPRISE-WIDE DISCLOSURES

       The Company operates in one business segment and therefore does not report operating loss, identifiable assets and/or other resources related to business segments. The Company derives its revenues from database license fees and professional services. Database licensing revenues were $22,062,000 and $29,995,000 for the quarters ended April 1, 2001 and March 31, 2002, respectively. Professional services revenues were $539,000 and $790,000 for the quarters ended April 1, 2001 and March 31, 2002, respectively. Revenues are attributed to North America United States and Canada) and Europe based on the region where the related products and services are sold.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




  The following summarizes net revenue on a geographic basis for the quarters ended April 1, 2001 and March 31, 2002 (in thousands):

                                                                      QUARTER ENDED
                                                                  ----------------------
                                                                   APRIL 1,     MARCH 31,
                                                                     2001         2002
                                                                  ---------     --------
  Net revenue:
      North America                                               $   7,702        8,840
      Europe                                                         14,899       21,945
                                                                  ---------     --------
         Total net revenue                                        $  22,601       30,785
                                                                  =========     ========

  The following summarizes long-lived assets on a geographic basis as of December 31, 2001 and March 31, 2002 (in thousands):

                                                                  DECEMBER 31,  MARCH 31,
                                                                     2001         2002
                                                                  ------------  ---------

  Property and equipment, net:
     North America                                                $   8,450        7,969
     Europe                                                           2,702        2,499
                                                                  ---------     --------
       Total property and equipment, net                          $  11,152       10,468
                                                                  =========     ========

  Capitalized software development costs, net:
     North America                                                $  15,629       17,290
     Europe                                                             --            --
                                                                  ---------     --------
       Total capitalized software development costs, net          $  15,629       17,290
                                                                  =========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified in Navigation Technologies' Registration Statement on Form 10, as amended, File No. 0-21323, that could cause results to differ materially from those expressed in such forward-looking statements.

OVERVIEW.

         Navigation Technologies Corporation is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal digital assistants and cell phones; server-based systems, including internet and wireless services; and paper media.

         We have been unprofitable since our inception and as of March 31, 2002, we had an accumulated deficit of approximately $768.3 million. Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. We anticipate that operating expenses will continue to increase as we continue our growth and development activities, including further development and enhancement of the NAVTECH database and increasing our sales and marketing efforts. Although our revenues have grown significantly over the past three years, we may not be able to sustain these growth rates. While we have been successful in reducing our operating loss over the past three years, we cannot assure you that we will achieve profitable operations in the future.

         The market for products and services that use the NAVTECH database is evolving, and we believe that our future success depends upon the development of markets for a variety of products and services that use our database. Even if such products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will result in our achieving profitable operations. Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database that could materially adversely affect our business and prospects.

         A material portion of our revenues and expenses have been generated by our European operations and we expect that our European operations will account for a material portion of our revenues and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, and fluctuations in the value of currencies in relation to the United States dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Historically, we have not engaged in activities to hedge our foreign currency exposures and have no plans to do so in the foreseeable future. Revenues derived from our European operations during the first quarters of 2001 and 2002, accounted for approximately 66% and 71%, respectively, of our total revenue.

CRITICAL ACCOUNTING POLICIES.

         Our condensed consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The significant accounting policies that most impact our condensed consolidated financial statements are those that relate to revenue recognition and database licensing and production costs.

         We derive a substantial majority of our revenue from licensing our database. We also generate revenue from professional services. Revenue is recognized net of provision for estimated uncollectible amounts. Database licensing revenue includes revenue that is associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), prepaid licensing fees from our distributors and customers and direct sales to end users. Nonrefundable minimum licensing fees are recognized as revenue ratably over the period of the arrangement. License fees from usage (including license fees in excess of the nonrefundable minimum fees) are recognized in the period in which the fees are reported by the customer to us. Prepaid licensing fees are recognized in the period in which the distributor or customer reports that it has shipped our database to the end user. Multiple element license fees including upgrade rights are allocated based on the relative fair values of the elements and recognized when Navigation Technologies ships elements to the end users. Revenue for direct sales licensing is recognized when the database is shipped to the end user. Revenue from the sale of professional services provided on a time and material basis is recognized as the services are performed.

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

RESULTS OF OPERATIONS.

COMPARISON OF FIRST QUARTER OF 2001 TO FIRST QUARTER OF 2002

         Revenues. Our total revenues increased 36.3% from $22.6 million during the first quarter of 2001 to $30.8 million during the first quarter of 2002. The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth was strong in all geographic regions in 2002, as North American revenues increased 14.3% from $7.7 million during the first quarter of 2001 to $8.8 million during the first quarter of 2002, and European revenues increased 47.0% from $14.9 million during the first quarter of 2001 to $21.9 million during the first quarter of 2002. Approximately 25% of our revenues during the first quarter of 2001 came from two customers (accounting for 16% and 9% of total revenues, respectively), while approximately 20% of our revenues during the first quarter of 2002 came from one customer.

         Database Licensing and Production Costs. Database licensing and production costs increased slightly (1.0%) from $19.7 million during the first quarter of 2001 to $19.9 million during the first quarter of 2002. This increase was due primarily to our continued investment in updating and improving the coverage of our database in both North America and Europe, offset, in part, by cost control efforts. In addition, we incurred and capitalized $2.3 million and $2.7 million of development costs for internal-use software during the first quarters of 2001 and 2002, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly (approximately 1.0%) from $13.2 million during the first quarter of 2001 to $13.1 million during the first quarter of 2002. This slight decrease was due primarily to continued cost control efforts, offset in part, by additional spending on improving our infrastructure to support future growth.

         Other Income and Expense. Interest expense decreased from $17.3 million during the first quarter of 2001 to $0.3 million during the first quarter of 2002. The decrease was due primarily to the reduction of our indebtedness during the first quarter of 2001 through the exchange of shares of our Series A and Series B preferred stock for our outstanding borrowings from Koninklijke Philips Electronics N.V. ("Philips").

         Operating Loss, Net Loss and Net Loss Per Share of Common Stock. Our operating loss decreased from $10.4 million during the first quarter of 2001 to $2.2 million during the first quarter of 2002, due primarily to the operating leverage generated by our revenue growth in 2002. Our net loss decreased from $97.4 million during the first quarter of 2001 to $2.6 million during the first quarter of 2002, as a result of the improved operating results, the non-recurring nature of the $69.6 million extraordinary loss from the early extinguishment of debt we incurred in the first quarter of 2001 in connection with the exchange of the shares of our preferred stock for the cancellation of our outstanding indebtedness to Philips and the corresponding reduction in interest expense caused by the early extinguishment. Basic and diluted net loss per share of common stock before extraordinary item was $(0.07) per share for the first quarter of 2001 as compared to $(0.09) per share for the first quarter of 2002. This change reflects the impact of cumulative preferred stock dividends of $34.6 million during the first quarter of 2002 on the preferred stock issued to Philips in exchange for the extinguishment of debt during the first quarter of 2001. This impact was partially offset by reduced operating loss and reduced interest expense in 2002. Including the extraordinary loss on the early extinguishment of debt, basic and diluted net loss per share of common stock decreased from $(0.24) for the first quarter of 2001 to $(0.09) for the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES.

         We historically have financed our operations through private placements of equity securities, borrowings from Philips and, to a lesser extent, through cash generated from operating revenue. As of March 31, 2002, cash and cash equivalents totaled $7.5 million. Historically, we have been substantially dependent upon Philips for funding. We entered into a stock purchase agreement with Philips dated as of March 29, 2001, pursuant to which Philips converted an aggregate of $443.0 million of our indebtedness to Philips into 1,695,968.805 shares of our Series A preferred stock and 42,600,002.533 shares of our Series B preferred stock. In conjunction with the closing of the stock purchase agreement, Philips purchased 710,000 additional shares of Series A preferred stock for $7.1 million. The stock purchase agreement stipulates that Philips will provide up to $50,000,000 of financing to us in exchange for the issuance of Series A cumulative convertible stock. As of March 31, 2002, 994,031 shares of our Series A Preferred Stock remain available, subject to call, for an aggregate purchase price of $9.9 million.

         We entered into a short-term loan agreement dated as of March 28, 2002, with Philips Electronics North America Corporation, a wholly owned subsidiary of Philips. Pursuant to the terms of the short-term loan agreement, Philips Electronics North America Corporation borrowed $3,000,000 from us for the purpose of cash management, at an interest rate of LIBOR minus 1/4%. The short-term loan had a final maturity date of April 1, 2002, at which time all amounts due and payable were paid in full.


         We intend to continue to utilize this cash management facility established through Philips, and entered into an additional short-term loan agreement dated as of April 25, 2002, with Philips Electronics North America Corporation. Pursuant to the terms of the short-term loan agreement, Philips Electronics North America Corporation borrowed $3,000,000 from us, at an interest rate of LIBOR minus 1/4%. The short-term loan had a final maturity date of April 29, 2002, at which time all amounts due and payable were paid in full.

CREDIT FACILITY

         On March 28, 2002 we obtained a bank line of credit maturing in one year. Pursuant to the terms of the line of credit, we may borrow up to $15.0 million at an interest rate of either LIBOR plus 30 basis points or prime rate at our option. The line of credit is secured by an unconditional and irrevocable guarantee issued by Philips. Pursuant to the terms of the line of credit, the Company has agreed to pay Philips $18,750 in connection with such guarantee and made a counter guarantee in favor of Philips with respect to any amounts incurred by Philips in connection with the Philips guarantee. The Company is also required to pay to the bank a commitment fee of 13 basis points per annum on the average daily unused amount during each quarter. As of March 31, 2002, there have been no borrowings on the line of credit.

         As of March 31, 2002, we believe that our current cash resources on hand, operating revenues and available sources of financing (including amounts that we may raise by issuing additional shares of Series A preferred stock to Philips or by borrowing on our line of credit) will satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least 12 months. After that, we expect that we will require additional funds to support our working capital and other requirements at our current level of operations and may seek to raise additional funds from public or private equity issuances, debt financings or other sources. We cannot assure you that additional financing will be available on a timely basis, on terms acceptable or favorable to us, or at all. If such financing is not available, we may be required to delay implementation of our current business plan or modify our business plan to curtail operations.

COMPARISON OF FIRST QUARTER OF 2001 TO FIRST QUARTER OF 2002

         For the first quarter of 2001, net cash used in operating activities was $8.3 million. For the first quarter of 2002, net cash provided by operating activities was $1.4 million. The decrease in cash used in operating activities reflects primarily the effect of the reduced operating loss and reduced interest expense on our outstanding borrowings from Philips, which were exchanged for shares of our Series A and Series B preferred stock during the first quarter of 2001.

         Net cash used in investing activities for the first quarter of 2001 was $3.3 million compared with $1.4 million during the first quarter in 2002. Increased investments in software developed for internal use were offset by reduced investments in property and equipment and net repayment received on cash management loans made to Philips.

         For the first quarter of 2001, cash provided by financing activities was $16.5 million while minimal cash was provided by financing activities during the first quarter of 2002. Loans from Philips, provided $16.6 million and sales of our Series A preferred stock to Philips accounted for $7.1 million of cash from financing activities during the first quarter of 2001, partially offset by financing costs. The repayment of a $6.8 million refundable licensing advance reduced the net cash provided by financing activities during the first quarter of 2001.

NEW ACCOUNTING PRONOUNCEMENTS.

         On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 on January 1, 2003, at which time the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in the Company's statement of operations presented for that period.

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We invest our cash in highly-liquid cash equivalents and do not currently have investments in derivative financial instruments. We do not believe that our exposure to interest rate risk is material to our results of operations.

         A material portion of our revenues and expenses have been generated by our European operations and we expect that our European operations will account for a material portion of our revenues and expenses in the future. In addition, substantially all of our expenses and revenues related to our international operations are denominated in foreign currencies, principally the euro. Historically, we have not engaged in activities to hedge our foreign currency exposure and we currently have no plans to do so in the foreseeable future. As a result, we are and will continue to be, subject to risks related to foreign currency fluctuations, which may have a negative effect on our earnings. Based on our first quarter of 2002 net loss, a $0.10 change in the average U.S. dollar/euro currency exchange rate (actual first quarter of 2002 average rate of 0.88 euro/U.S. dollar), would have increased or decreased the Company's net loss by $0.5 million.

                                     PART II
                                OTHER INFORMATION


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

(b)

     As of May 13, 2002 accumulated preferred stock dividends on Navigation Technologies' Series A Preferred Stock were $12,650,775.51 and on Navigation Technologies' Series B Preferred Stock were $130,715,720.99, each of which are payable in additional shares of preferred stock, respectively. In accordance with the Stock Purchase Agreement dated March 29, 2001 with respect to our preferred stock, these dividends have not been declared by our Board of Directors and therefore, are not due and payable at this time.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of the stockholders of Navigation Technologies was held on March 25, 2002. Judson C. Green, Richard J.A. de Lange, T. Russell Shields, William E. Curran, James P. Nolan and Dirk-Jan van Ommeren were elected as directors of Navigation Technologies. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:

                                          For              Withheld
                                          ---              --------
Judson C. Green                       922,830,319              0
Richard J.A. de Lange                 922,830,319              0
T. Russell Shields                    922,830,319              0
William E. Curran                     922,830,319              0
James P. Nolan                        922,830,319              0
Dirk-Jan van Ommeren                  922,830,319              0

         There were no votes cast against, nor were there any abstentions or broker non-votes with respect to any nominee.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

Exhibit Number                        Description

     3.1    Restated Bylaws, as amended as of March 26, 2002.

     10.1 Promissory Note dated March 28, 2002, by Navigation Technologies Corporation in favor of ABN AMRO Bank N.V.

     10.2 Guarantee Letter Agreement dated March 28, 2002, by Navigation Technologies Corporation in favor of Koninklijke Philips Electronics N.V.

(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 2002


                                        NAVIGATION TECHNOLOGIES CORPORATION




                                        By:  /s/ Judson C. Green
                                            ------------------------
                                            Judson C. Green
                                            President,  Chief Executive Officer
                                            and Principal Financial Officer



                                        By:  /s/ Neil Smith
                                            ------------------------
                                            Neil Smith
                                            Vice President, Corporate Controller
                                            and Principal Accounting Officer