Form 10-K/A
period 2001-12-31
NAVIGATION TECHNOLOGIES CORP
filed 2002-06-11
CIK 834208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A
                                  AMENDMENT NO. 1

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   X      ACT OF 1934
-------
          For the fiscal year ended December 31, 2001

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-21323
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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents of the registrant are incorporated herein by reference:

             DOCUMENT                                      PART OF FORM 10-K
             --------                                      -----------------

     None.

================================================================================

     Explanatory Note: This Amendment No. 1 on Form 10-K/A is being filed to amend Items 1, 8, 12 and 14 of Navigation Technologies Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2001.


                                     PART I

     Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the terminology used - for example, words and phrases such as "may," "should," "expect," "anticipate," "plan," "believe," "estimate," "predict" and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in the section of Navigation Technologies' Registration Statement on Form 10, File No. 0-21323 captioned "Risk Factors" under Item 1 thereof. Readers should carefully review this document in its entirety, including, but not limited to, the financial statements and notes thereto. Navigation Technologies undertakes no obligation fiscal events or circumstances after the date hereof. You should rely only on the information contained in this document. We have not authorized anyone to provide you with information that is different. The information contained herein may only be accurate as of the date of this document.

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

     During initial database creation, our field personnel build relationships with authorities at all levels responsible for the roadways to gather driving rule and other information and field-verify the database. In many cases, the Company enters into agreements with governmental offices or territories in order to license certain roadway information. Because of the large number and varying sizes and structures of such governmental entities, the form of these agreements vary greatly. Moreover, because each agreement covers only a limited geographical area and the information covered by such agreements can be obtained by alternate means (including through direct observation by our field personnel), the Company believes that none of these agreements are material to the Company's business.

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

     During our fiscal years ended December 31, 1999 and December 31, 2000, BMW AG (including its affiliates) was our only customer who represented 10% or more of our revenue. During the fiscal year ended December 31, 2001, BMW AG (including its affiliates) and Harman International Industries, Inc. (including its affiliates) represented approximately 19% and 11% of our revenue, respectively.

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

INTELLECTUAL PROPERTY.

     Our success and ability to compete are dependent, in part, upon our ability to establish and adequately protect our intellectual property rights. In this regard, we rely primarily on a combination of copyright laws (including, in Europe, database protection laws), trade secrets and patents to establish and protect our intellectual property rights in our NAVTECH database, software and related technology. Although the Company actively attempts to utilize patents to protect its technologies and currently holds several patents relating to the collection and distribution of geographical and other data, the Company believes that none of the patents currently held by the Company, individually or in the aggregate, are material to the Company's business. Navigation Technologies also protects its database, software and related technology, in part, through the terms of our license agreements and by confidentiality agreements with our employees, consultants, customers and others. We also claim rights in our trademarks and service marks. Certain of our marks are registered in the United States, Europe and elsewhere and we have filed applications to register certain other marks in such jurisdictions. We have licensed others to use certain of our marks in connection with our database and software and expect to continue licensing certain of our marks in the future.

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

(3) NavPart I B.V. is the recordholder of 84,294,052 shares of our common stock and Maarten Scholtens, as escrow agent on behalf of NavPart II B.V., a wholly-owned subsidiary of NavPart I B.V., is the recordholder of 36,126,023 shares of our common stock. NavPart I B.V. is a non-public entity which the Company believes is owned by the following entities, each of which is, to the Company's knowledge, an institutional investor:
       Oranje-Nassau Participaties B.V., ABN AMRO Participaties B.V., NPM Capital N.V., Parnib B.V., Paribas Deeinemingen N.V.; and HAL Investments III B.V.

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



                                                         /s/  KPMG LLP







     Chicago, Illinois
     March 15, 2002, except as to note 16,
        which is as of March 26, 2002

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)


                                                                                   DECEMBER 31,
                                                                             ------------------------
                                ASSETS                                          2000          2001
                                                                             ---------      ---------
Current assets:
   Cash and cash equivalents                                                 $   7,516          7,506
   Accounts receivable, net of allowance for doubtful accounts
       of $1,090 and $1,666 in 2000 and 2001, respectively                      20,121         19,910
   Note receivable from affiliate                                                   --          5,000
   Prepaid expenses and other current assets                                     3,751          2,984
                                                                             ---------      ---------
            Total current assets                                                31,388         35,400

Property and equipment, net                                                     12,117         11,152
Capitalized software development costs, net                                      7,456         15,629
Deposits and other assets                                                          302            295
                                                                             ---------      ---------

            Total assets                                                     $  51,263         62,476
                                                                             =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                          $   8,221          4,872
   Accrued payroll and related liabilities                                      12,366         13,693
   Other accrued expenses                                                        7,668          7,965
   Deferred revenue                                                             14,851         18,293
   Refundable deferred licensing advances                                       12,763          6,965
                                                                             ---------      ---------
            Total current liabilities                                           55,869         51,788

Long-term deferred revenue                                                          --          5,550
Long-term source material obligations                                            1,569          1,567
Notes payable to affiliate, net of debt discount of $72,015 in 2000            339,733             --
                                                                             ---------      ---------
            Total liabilities                                                  397,171         58,905
                                                                             ---------      ---------

Stockholders' equity (deficit):
   Preferred stock, $0.001 par value; 70,000 shares authorized; Series A cumulative convertible preferred stock, 4,006 shares
       issued and outstanding in 2001 ($47,832 aggregate liquidation
       preference, including $7,778 dividends in arrears)                           --         40,027
     Series B cumulative convertible preferred stock, 42,600 shares issued and outstanding in 2001 ($509,639 aggregate liquidation
       preference, including $83,639 dividends in arrears)                          --        425,527
   Common stock, $0.001 par value; 1,800,000 shares authorized;
       398,012 and 398,293 shares issued and outstanding in
       2000 and 2001, respectively                                                 398            398
   Additional paid-in capital                                                  299,257        299,422
   Note receivable for common stock                                               (219)          (219)
   Accumulated other comprehensive income                                        3,897          4,166
   Accumulated deficit                                                        (649,241)      (765,750)
                                                                             ---------      ---------
            Total stockholders' equity (deficit)                              (345,908)         3,571
                                                                             ---------      ---------
            Total liabilities and stockholders' equity (deficit)             $  51,263         62,476
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
                                                        ===========  ==========


(3)  REFUNDABLE DEFERRED LICENSING ADVANCES

     In 1989 and 1991, the Company entered into database license agreements with two unaffiliated companies that required fixed prepaid license fees for use of the Company's database in route guidance products and other applications. Under these agreements, the Company received $5,591,000 in cash through 1998, in exchange for aggregate future credits of $13,500,000, which could be utilized by such companies as follows:

          - Credits against 50% of future license obligations subject to a maximum of $2,000,000 per company in any one year.

          - Credits toward purchase of nonexclusive, nontransferable licenses to use the Company's navigation software source code if offered for sale.

     Any portion of the $13,500,000 in credits that is unused as of December 31, 2000, is refundable in cash by the Company. Due to the repayment contingencies discussed above, the amounts received were initially recorded as refundable deferred licensing advances. The total amount initially recorded of $5,591,000 has been accreted to the maximum amount repayable as of December 31, 2000, at rates ranging from 9% to 14% using the effective interest rate method. The interest rate after December 31, 2000 on any remaining unpaid balances is 15% and is calculated using the effective interest rate method.

                       NAVIGATION TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)

                        December 31, 1999, 2000, and 2001



     During January 2001, the Company paid in cash the matured balance of $6,770,000 due to one of the two unaffiliated companies. The Company's deferred interest expense was $1,142,000, $1,272,000, and $972,000 for the years ended December 31, 1999, 2000, and 2001, respectively, relating to these agreements. In the event the remaining credits are used, the refundable deferred licensing advance liabilities will be reduced and revenue will be recognized. Noncash revenue of $9,000 and $79,000 was recognized during the years ended December 31, 1999 and 2000, respectively. The total noncash revenue recognized in connection with the refundable deferred licensing advance that was refunded in January 2001 was approximately $1,200,000 since inception of that arrangement. No noncash revenue has been recognized in connection with the remaining refundable deferred licensing advance since inception of that arrangement. As of December 31, 2001, the maximum future credits available have been reduced to $6,965,000.

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

Dated: June 10, 2002


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


              SIGNATURES                                      DATE
---------------------------------------                 ----------------



/s/ Judson C. Green                                     June 10, 2002
---------------------------------------
Judson C. Green
President, Chief Executive Officer and
a Director (Principal Executive Officer and
Principal Financial Officer)


Neil Smith*                                             June 10, 2002
(Principal Accounting Officer)


Richard J.A. de Lange*                                  June 10, 2002
Director


T. Russell Shields*                                     June 10, 2002
Director


William E. Curran*                                      June 10, 2002
Director


James P. Nolan*                                         June 10, 2002
Director


Dirk-Jan van Ommeren*                                   June 10, 2002
Director


*By: /s/ Judson C. Green,                               June 10, 2002
     --------------------------
     Judson C. Green,
     as Attorney-in-Fact

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

     10.8 Letter Agreement dated October 27, 1998 from Navigation Technologies agreed to and accepted by Lawrence D. Chesler.(1)

     10.9(i)        Form (I) of Indemnification Agreement.(1)

     10.9(ii)       Form (II) of Indemnification Agreement.(1)

     21.            Subsidiaries of Navigation Technologies.(1)

     23.            Consent of KPMG LLP.

     24.            Power of Attorney by the Directors and Certain Officers.(3)



     -----------------
     (1) Filed with Navigation Technologies' Registration Statement on Form 10, Registration No. 000-21323 and incorporated herein by reference.

     (2) Filed with Navigation Technologies' Registration Statement on Form S-8, Registration No. 333-767000 and incorporated herein by reference.

     (3) Filed with Navigation Technologies' Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.