Form 10-Q
period 2002-06-30
NAVIGATION TECHNOLOGIES CORP
filed 2002-08-13
CIK 834208

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21323

NAVIGATION TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0170321 (I.R.S. Employer Identification No.)
222 Merchandise Mart The Merchandise Mart Plaza Suite 900 Chicago, Illinois 60654 (Address of Principal Executive Offices, including Zip Code)	(312) 279-3390 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of August 13, 2002 was 398,389,153.

        Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the terminology used—for example, words and phrases such as "may," "should," "expect," "anticipate," "plan," "believe," "estimate," "predict" and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in the section of Navigation Technologies' Registration Statement on Form 10, File No. 0-21323, as amended, captioned "Risk Factors" under Item 1 thereof. Readers should carefully review this document in its entirety, including, but not limited to, the financial statements and notes thereto. Navigation Technologies undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. You should rely only on the information contained in this document. We have not authorized anyone to provide you with information that is different. The information contained herein may only be accurate as of the date of this document.

        "NAVTECH" is a trademark of Navigation Technologies Corporation.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets

	December 31, 2001	June 30, 2002
		Unaudited
Current assets:
Cash and cash equivalents	$7,506	4,832
Accounts receivable, net of allowance for doubtful accounts of $1,666 and $2,634 in 2001 and 2002, respectively	19,910	27,696
Notes receivable from affiliate	5,000	5,500
Prepaid expenses and other current assets	2,984	3,376

Total current assets	35,400	41,404
Property and equipment, net	11,152	10,734
Capitalized software development costs, net	15,629	18,617
Deposits and other assets	295	405

Total assets	$62,476	71,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,872	4,632
Accrued payroll and related liabilities	13,693	14,354
Other accrued expenses	7,965	8,240
Deferred revenue	18,293	27,030
Refundable deferred licensing advances	6,965	7,503

Total current liabilities	51,788	61,759
Long-term deferred revenue	5,550	4,625
Long-term source material obligations	1,567	1,980

Total liabilities	58,905	68,364

Stockholders' equity:
Preferred stock, $0.001 par value; 70,000 shares authorized:
Series A cumulative convertible preferred stock, 4,006 shares issued and outstanding in 2001 and 2002 ($54,544 aggregate liquidation preference, including $14,484 dividends in arrears)	40,027	40,027
Series B cumulative convertible preferred stock, 42,600 shares issued and outstanding in 2001 and 2002 ($574,334 aggregate liquidation preference, including $148,334 dividends in arrears)	425,527	425,527
Common stock, $0.001 par value; 1,800,000 shares authorized; 398,293 and 398,301 shares issued and outstanding in 2001 and 2002, respectively	398	398
Additional paid-in capital	299,422	299,425
Note receivable for common stock	(219)	(219)
Accumulated other comprehensive income	4,166	3,983
Accumulated deficit	(765,750)	(766,345)

Total stockholders' equity	3,571	2,796

Total liabilities and stockholders' equity	$62,476	71,160

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002
Net revenue	$28,053	38,593	$50,654	69,378
Operating costs and expenses:
Database licensing and production costs	21,557	21,823	41,268	41,675
Selling, general, and administrative expenses	15,473	14,331	28,720	27,457

Total operating costs and expenses	37,030	36,154	69,988	69,132

Operating income (loss)	(8,977)	2,439	(19,334)	246
Other income (expense):
Interest income	99	31	151	86
Interest expense	(145)	(281)	(17,411)	(546)
Other expense	(116)	(199)	(376)	(381)

Income (loss) before extraordinary item	(9,139)	1,990	(36,970)	(595)
Extraordinary loss on early extinguishment of debt	—	—	(69,568)	—

Net income (loss)	(9,139)	1,990	(106,538)	(595)
Cumulative preferred stock dividends	(28,128)	(36,777)	(28,128)	(71,401)

Net loss applicable to common stockholders	$(37,267)	(34,787)	$(134,666)	(71,996)

Loss per share of common stock before extraordinary item — basic and diluted	$(0.09)	(0.09)	$(0.16)	(0.18)
Loss per share of common stock related to extraordinary item — basic and diluted	—	—	(0.18)	—

Net loss per share of common stock — basic and diluted	$(0.09)	(0.09)	$(0.34)	(0.18)

Weighted average number of shares of common stock outstanding — basic and diluted	398,151	398,301	398,106	398,299

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2001	June 30, 2002
Cash flows from operating activities:
Net loss	$(106,538)	(595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary loss on early extinguishment of debt	69,568	—
Depreciation and amortization	3,121	3,069
Amortization of software development costs	1,053	2,156
Deferred interest expense on refundable license payments	471	538
Noncash interest expense on notes payable	17,053	—
Provision for bad debts	340	1,087
Noncash other	(7)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(9,885)	(7,085)
Prepaid expenses and other current assets	(149)	(262)
Deposits and other assets	113	(82)
Accounts payable	(2,711)	(504)
Accrued expenses	357	(285)
Deferred revenue	12,228	6,439
Other long-term obligations	(112)	255

Net cash provided by (used in) operating activities	(15,098)	4,723

Cash flows from investing activities:
Acquisition of property and equipment	(2,807)	(2,300)
Capitalized software development costs	(4,597)	(5,144)
Loan to affiliate	—	(5,500)
Cash received from repayment of loan to affiliate	—	5,000

Net cash used in investing activities	(7,404)	(7,944)

Cash flows from financing activities:
Issuance of common stock	119	3
Issuance of Series A cumulative convertible preferred stock, net of issuance costs	17,073	—
Series B cumulative convertible preferred stock issuance costs	(473)	—
Repayment of refundable licensing advances	(6,770)	—
Loans from affiliate	16,600	—

Net cash provided by financing activities	26,549	3

Effect of exchange rate changes on cash	(337)	544

Net increase (decrease) in cash and cash equivalents	3,710	(2,674)
Cash and cash equivalents at beginning of period	7,516	7,506

Cash and cash equivalents at end of period	$11,226	4,832

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,506	—

Supplemental disclosures of noncash financing activities:
Exchange of notes payable to affiliate, including accrued interest thereon, for Series A cumulative convertible preferred stock	16,954	—
Exchange of notes payable to affiliate, including accrued interest thereon, for Series B cumulative convertible preferred stock	$426,000	—

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)—Unaudited Financial Statements

        The accompanying condensed consolidated financial statements of Navigation Technologies Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        The Company's fiscal quarterly periods end on the Sunday nearest the calendar quarter end. The 2001 and 2002 second quarters each had 91 days. The 2001 year to date had 182 days and the 2002 year to date had 181 days. The Company's fiscal year end is December 31.

        Certain 2001 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.

(2)—Recent Accounting Pronouncements

        In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets", were issued. In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. The adoption of SFAS No. 141 had no impact on the Company's condensed consolidated financial statements.

        SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, will not be amortized but must be tested for impairment at least annually. Identified intangible assets should be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The adoption of SFAS No. 142 on January 1, 2002 had no impact on the Company's condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

        SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 on January 1, 2002 had no impact on the Company's condensed consolidated financial statements.

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 on January 1, 2003, at which time the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in the Company's condensed consolidated statement of operations presented for 2001.

(3)—Comprehensive Income (Loss)

        Comprehensive income (loss) for the quarters and the six months ended July 1, 2001 and June 30, 2002, was as follows (in thousands):

	Quarter Ended		Six Months Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002
Net income (loss)	$(9,139)	1,990	(106,538)	(595)
Foreign currency translation adjustment	66	(172)	209	(183)

Comprehensive income (loss)	$(9,073)	1,818	(106,329)	(778)

(4)—Loss Per Share

        Basic and diluted loss per share is computed based on the net loss after deducting cumulative preferred stock dividends, divided by the weighted average number of shares of common stock outstanding for the period, in accordance with SFAS No. 128, "Earnings Per Share." Options to purchase 111,609,000 and 111,709,000 shares of common stock were outstanding at July 1, 2001 and June 30, 2002, respectively. The Company granted replacement options to purchase 83,927,226 shares of common stock in connection with its stock option exchange offer on May 15, 2002. See Note 5—Stock Option Exchange Offer. Warrants to purchase 47,380,000 shares of common stock were outstanding at July 1, 2001 and June 30, 2002, respectively. There were 3,405,968.805 and 4,005,968.805 shares of Series A cumulative convertible preferred stock outstanding at July 1, 2001 and June 30, 2002, respectively. There were 42,600,002.533 shares of Series B cumulative convertible preferred stock outstanding at July 1, 2001 and June 30, 2002, respectively. These options, warrants and shares of preferred stock were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)—Stock Option Exchange Offer

        On October 1, 2001, the Company completed an offer to substantially all employees, other than employees resident in Canada, holding stock options having an exercise price of $0.85 or $1.10, that would enable such holders to cancel their options in return for a promise to grant new options to purchase an equal number of shares of common stock no sooner than six months and one day after such cancellation at an exercise price equal to the fair market value on the date of grant. No options were granted to the Company's employees within six months prior to the cancellation. Pursuant to the exchange offer, options to purchase 61,210,174 shares of common stock with an exercise price of $0.85 and options to purchase 23,199,142 shares of common stock with an exercise price of $1.10 were canceled. The Company granted replacement options to purchase 83,927,226 shares of common stock to employees on May 15, 2002, with an exercise price equal to $0.10 per share, which was determined to be the fair market value of the Company's common stock on the date thereof. In connection with the determination of fair market value, the Board had the assistance of an independent valuation firm, considered information provided by the Company's principal shareholders, and reviewed such other information as deemed relevant. The Company did not enter into any agreements, formal or otherwise, to compensate its employees for increases in the fair market value of the Company's common stock during the period between cancellation and the grant of the replacement awards.

(6)—Notes Receivable from affiliate

        The Company entered into a deposit agreement dated as of May 21, 2002, with Koninklijke Philips Electronics N.V. ("Philips"). Pursuant to the terms of the deposit agreement, the Company deposited $4,500,000 on June 21, 2002 and $1,000,000 on June 28, 2002 with Philips for the purpose of optimizing the returns on temporary excess cash. The deposits with Philips bear interest at a rate of LIBOR minus 1/4%, and had a final maturity date of July 5, 2002, at which time all amounts were required to be paid or rolled over at the Company's option.

(7)—Enterprise-wide Disclosures

        The Company operates in one business segment and therefore does not report operating loss, identifiable assets and/or other resources related to business segments. The Company derives its revenues from database license fees and professional services. Database licensing revenues were $27,172,000 and $37,614,000 for the quarters ended July 1, 2001 and June 30, 2002, respectively, and $49,234,000 and $67,609,000 for the six months ended July 1, 2001 and June 30, 2002, respectively. Professional services revenues were $881,000 and $979,000 for the quarters ended July 1, 2001 and June 30, 2002, respectively, and $1,420,000 and $1,769,000 for the six months ended July 1, 2001 and June 30, 2002, respectively. Revenues are attributed to North America (United States and Canada) and Europe based on the region where the related products and services are sold.

        The following summarizes net revenue on a geographic basis for the quarters and the six months ended July 1, 2001 and June 30, 2002 (in thousands):

	Quarter Ended		Six Months Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002
Net revenue:
North America	$9,860	11,723	17,562	20,563
Europe	18,193	26,870	33,092	48,815

Total net revenue	$28,053	38,593	50,654	69,378

Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The following summarizes long-lived assets on a geographic basis as of December 31, 2001 and June 30, 2002 (in thousands):

	December 31, 2001	June 30, 2002
Property and equipment, net:
North America	$8,450	7,540
Europe	2,702	3,194

Total property and equipment, net	$11,152	10,734

Capitalized software development costs, net:
North America	$15,629	18,617
Europe	—	—

Total capitalized software development costs, net	$15,629	18,617

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified in Navigation Technologies' Registration Statement on Form 10, as amended, File No. 0-21323, that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

        We have been unprofitable on an annual basis since our inception and as of June 30, 2002, we had an accumulated deficit of approximately $766.3 million. Our operating expenses have generally increased as we have made investments related to the development, improvement and commercialization of our database, offset in part, by cost control efforts. We anticipate that operating expenses will continue to increase as we continue our growth and development activities, including further development and enhancement of the NAVTECH database and increasing our sales and marketing efforts. Although our revenues have grown significantly over the past three years, we may not be able to sustain these growth rates. While we have been successful in reducing our operating loss over the past three years and had an operating profit for the second quarter of 2002, we cannot assure you that we will achieve profitable operations for the 2002 fiscal year or in the future.

        The market for products and services that use the NAVTECH database is evolving, and we believe that our future success depends upon the development of markets for a variety of products and services that use our database. Even if such products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will result in our achieving and maintaining profitable operations for the 2002 fiscal year or in the future. Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database that could materially adversely affect our business and prospects.

        A material portion of our revenues and expenses have been generated by our European operations and we expect that our European operations will account for a material portion of our revenues and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, and fluctuations in the value of these currencies in relation to the United States dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Historically, we have not engaged in activities to hedge our foreign currency exposures and have no plans to do so in the foreseeable future. Revenues derived from our European operations during the second quarters of 2001 and 2002 accounted for approximately 65% and 70%, respectively, of our total revenue. Revenues derived from our European operations during the six months ended July 1, 2001 and June 30, 2002 accounted for approximately 65% and 70%, respectively, of our total revenue.

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

        We derive a substantial majority of our revenue from licensing our database. We also generate revenue from professional services. Revenue is recognized net of provisions for estimated uncollectible amounts. Database licensing revenue includes revenue that is associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), prepaid licensing fees from our distributors and customers and direct sales to end users. Nonrefundable minimum licensing fees are recognized as revenue ratably over the period of the arrangement. License fees from usage (including license fees in excess of the nonrefundable minimum fees) are recognized in the period in which the fees are reported by the customer to us. Prepaid licensing fees are recognized in the period in which the distributor or customer reports that it has shipped our database to the end user. Licensing arrangements including database updates are allocated to the multiple databases and recognized when Navigation Technologies ships the databases to the end users. Revenue for direct sales licensing is recognized when the database is shipped to the end user. Revenue from the sale of professional services provided on a time and material basis is recognized as the services are performed.

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

Results of Operations.

Comparison of second quarter of 2001 to second quarter of 2002

        Revenues.    Our total revenues increased 37.4% from $28.1 million during the second quarter of 2001 to $38.6 million during the second quarter of 2002. The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth was strong in all geographic regions in 2002, as North American revenues increased 18.2% from $9.9 million during the second quarter of 2001 to $11.7 million during the second quarter of 2002, and European revenues increased 47.8% from $18.2 million during the second quarter of 2001 to $26.9 million during the second quarter of 2002. European revenue was positively affected by the strengthening economy in the second quarter of 2002. Foreign currency translation increased revenues within the European operations by $2.1 million during the second quarter of 2002 due to the strengthening of the Euro. Approximately 36% of our revenues during the second quarter of 2001 came from two customers (accounting for 24% and 12% of total revenues, respectively), while approximately 33% of our revenues during the second quarter of 2002 came from two customers (accounting for 20% and 13% of total revenues, respectively).

        Database Licensing and Production Costs.    Database licensing and production costs increased slightly (1.0%) from $21.6 million during the second quarter of 2001 to $21.8 million during the second quarter of 2002. This increase was due primarily to our continued investment in updating, improving, and maintaining the coverage of our database in both North America and Europe, offset, in part, by continued cost control efforts. In addition, we incurred and capitalized $2.2 million and $2.5 million of development costs for internal-use software during the second quarters of 2001 and 2002, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 7.7% from $15.5 million during the second quarter of 2001 to $14.3 million during the second quarter of 2002. This decrease was due primarily to continued cost control efforts, offset in part, by additional spending on improving our infrastructure to support future growth.

        Other Income and Expense.    Interest expense increased from $0.1 million during the second quarter of 2001 to $0.3 million during the second quarter of 2002. The increase was due primarily to the increase in interest expense on refundable deferred licensing advances.

        Operating Income (Loss), Net Income (Loss) and Net Loss Per Share of Common Stock. Our operating results improved from an operating loss of $(9.0) million during the second quarter of 2001 to operating income of $2.4 million during the second quarter of 2002, due primarily to the operating leverage generated by our revenue growth and cost control efforts in 2002. Our net income (loss) of $(9.1) million during the second quarter of 2001 changed to net income of $2.0 million during the second quarter of 2002, as a result of the improved operating results of our core business. Basic and diluted net loss per share of common stock was $(0.09) per share for both the second quarter of 2001 and the second quarter of 2002. The basic and diluted net loss per share amounts reflect the impact of cumulative preferred stock dividends of $28.1 million and $36.8 million during the second quarter of 2001 and 2002, respectively, on the preferred stock issued to Koninklijke Philips Electronics N.V. ("Philips") in exchange for the extinguishment of debt during the first quarter of 2001.

Comparison of the six months ended July 1, 2001 and June 30, 2002

        Revenues.    Our total revenues increased 36.9% from $50.7 million during the six months ended July 1, 2001 to $69.4 million during the same period in 2002. The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth was strong in all geographic regions in 2002, as North American revenues increased 17.0% from $17.6 million during the six months ended July 1, 2001 to $20.6 million during the same period in 2002, and European revenues increased 47.4% from $33.1 million during the six months ended July 1, 2001 to $48.8 million during the same period in 2002. European revenue was positively affected by the strengthening economy in the first half of the 2002. Foreign currency translation increased revenues within the European operations by $1.1 million during 2002 due to the strengthening of the Euro. Approximately 32% of our revenues during the six months ended July 1, 2001 came from two customers (accounting for 21% and 11% of total revenues, respectively), while approximately 31% of our revenues during the six months ended June 30, 2002 came from two customers (accounting for 20% and 11% of total revenues, respectively).

        Database Licensing and Production Costs.    Database licensing and production costs increased slightly (1.0%) from $41.3 million during the six months ended July 1, 2001 to $41.7 million during the same period in 2002. This increase was due primarily to our continued investment in updating, improving, and maintaining the coverage of our database in both North America and Europe, offset in part, by continued cost control efforts. In addition, we incurred and capitalized $4.6 million and $5.1 million of development costs for internal-use software during the six months ended July 1, 2001 and June 30, 2002, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 4.2% from $28.7 million during the six months ended July 1, 2001 to $27.5 million during the same period in 2002. This decrease was due primarily to continued cost control efforts, offset in part, by additional spending on improving our infrastructure to support future growth.

        Other Income and Expense.    Interest expense decreased from $17.4 million during the six months ended July 1, 2001 to $0.5 million during the same period in 2002. The decrease was due primarily to the reduction of our indebtedness during the first quarter of 2001 through the exchange of shares of our Series A and Series B preferred stock for our outstanding borrowings from Philips.

        Operating Income (Loss), Net Loss and Net Loss Per Share of Common Stock.    Our operating results improved from an operating loss of $(19.3) million during the six months ended July 1, 2001 to operating income of $0.2 million during the same period in 2002, due primarily to the operating leverage generated by our revenue growth and cost control efforts in 2002. Our net loss decreased from $(106.5) million during the six months ended July 1, 2001 to $(0.6) million during the same period in 2002, as a result of the improved operating results, the non-recurring nature of the $69.6 million extraordinary loss from the early extinguishment of debt we incurred in the first quarter of 2001 in connection with the exchange of the shares of our preferred stock for the cancellation of our outstanding indebtedness to Philips, and the corresponding reduction in interest expense caused by the debt extinguishment. Basic and diluted net loss per share of common stock before extraordinary item was $(0.16) per share for the six months ended July 1, 2001 as compared to $(0.18) per share for the same period in 2002. This change reflects the impact of cumulative preferred stock dividends of $28.1 million and $71.4 million during the six months ended July 1, 2001 and June 30, 2002, respectively, on the preferred stock issued to Philips in exchange for the extinguishment of debt during the first quarter of 2001. This impact was partially offset by reduced operating loss and reduced interest expense in 2002. Including the extraordinary loss on the early extinguishment of debt, basic and diluted net loss per share of common stock decreased from $(0.34) for the six months ended July 1, 2001 to $(0.18) for the same period in 2002.

Liquidity and Capital Resources.

        We historically have financed our operations through private placements of equity securities, borrowings from Philips and through cash generated from operating revenue. As of June 30, 2002, cash and cash equivalents totaled $4.8 million. We entered into a deposit agreement dated as of May 21, 2002, with Philips. Pursuant to the terms of the deposit agreement, we deposited $4.5 million on June 21, 2002 and $1.0 million on June 28, 2002 with Philips for the purpose of optimizing the returns on temporary excess cash. The deposits with Philips' of $5.5 million bear interest at a rate of LIBOR minus 1/4%, and had a final maturity date of July 5, 2002, at which time all amounts were required to be paid or rolled over at our option.

        Historically, we have been substantially dependent upon Philips for funding. We entered into a stock purchase agreement with Philips dated as of March 29, 2001, pursuant to which Philips converted an aggregate of $443.0 million of our indebtedness to Philips into 1,695,968.805 shares of our Series A preferred stock and 42,600,002.533 shares of our Series B preferred stock. In conjunction with the closing of the stock purchase agreement, Philips purchased 710,000 additional shares of Series A preferred stock for $7.1 million. The stock purchase agreement stipulates that Philips will provide up to $50,000,000 of financing to us in exchange for the issuance of Series A cumulative convertible stock until such time as the Series A preferred stock converts to common stock pursuant to its terms. As of June 30, 2002, 994,031 shares of our Series A Preferred Stock remain available, subject to call, for an aggregate purchase price of $9.9 million.

Credit Facility

        On March 28, 2002 we obtained a bank line of credit maturing one year from the date thereof. Pursuant to the terms of the line of credit, we may borrow up to $15.0 million at an interest rate of either LIBOR plus 30 basis points or the prime rate at our option. The line of credit is secured by an unconditional and irrevocable guarantee issued by Philips. Pursuant to the terms of the line of credit, we paid Philips $18,750 in connection with such guarantee and made a counter guarantee in favor of Philips with respect to any amounts incurred by Philips in connection with the Philips guarantee. We are also required to pay to the bank a commitment fee of 13 basis points per annum on the average daily unused amount during each quarter. As of June 30, 2002, there have been no borrowings on the line of credit.

        As of June 30, 2002, we believe that our current cash resources on hand, operating revenues and available sources of financing (including amounts that we may raise by issuing additional shares of Series A preferred stock to Philips or by borrowing on our line of credit) will satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least 12 months. After that, we expect that we will require additional funds to support our working capital and other requirements at our current level of operations and may seek to raise additional funds from public or private equity issuances, debt financings or other sources. We cannot assure you that additional financing will be available on a timely basis, on terms acceptable or favorable to us, or at all. If such financing is not available, we may be required to delay implementation of our current business plan or to modify our business plan to curtail operations.

Cash flow comparison of the six months ended July 1, 2001 and June 30, 2002

        For the six months ended July 1, 2001, net cash used in operating activities was $15.1 million. For the six months ended June 30, 2002, net cash provided by operating activities was $4.7 million. The decrease in cash used in operating activities reflects primarily the effect of the reduced operating loss due primarily to improved operating leverage.

        Net cash used in investing activities for the six months ended July 1, 2001 was $7.4 million compared with $7.9 million during the same period in 2002. Increased investments in software developed for internal use and a net increase in cash management loans made to Philips were offset by reduced investments in property and equipment.

        For the six months ended July 1, 2001, cash provided by financing activities was $26.5 million while minimal cash was provided by financing activities during the same period in 2002. Loans from Philips provided $16.6 million and sales of our Series A preferred stock to Philips accounted for $17.1 million of cash from financing activities during the six months ended July 1, 2001, partially offset by financing costs. The repayment of a $6.8 million refundable licensing advance reduced the net cash provided by financing activities during the six months ended July 1, 2001.

New Accounting Pronouncements.

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. We will adopt SFAS No. 145 on January 1, 2003, at which time the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in our statement of operations presented for that period.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We invest our cash in highly-liquid cash equivalents and do not currently have investments in derivative financial instruments. We do not believe that our exposure to interest rate risk is material to our results of operations.

        A material portion of our revenues and expenses have been generated by our European operations and we expect that our European operations will account for a material portion of our revenues and expenses in the future. In addition, substantially all of our expenses and revenues related to our international operations are denominated in foreign currencies, principally the euro. Historically, we have not engaged in activities to hedge our foreign currency exposure and we currently have no plans to do so in the foreseeable future. As a result, we are, and will continue to be, subject to risks related to foreign currency fluctuations, which may have a negative effect on our earnings. Based on our second quarter of 2002 net income, a $0.10 change in the average U.S. dollar/euro currency exchange rate (actual average rate of 0.92 euro/U.S. dollar), would have increased or decreased the Company's net income by $0.7 million. Based on our net loss for the six months ended June 30, 2002, a $0.10 change in the average U.S. dollar/euro currency exchange rate (actual average rate of 0.90 euro/U.S. dollar), would have increased or decreased the Company's net loss by $1.2 million.

PART II
OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

(b)

        As of August 13, 2002, accumulated preferred stock dividends on Navigation Technologies' Series A Preferred Stock were $16,224,024.55 and on Navigation Technologies' Series B Preferred Stock were $164,995,893.81, each of which are payable in additional shares of preferred stock, respectively. In accordance with the Stock Purchase Agreement dated March 29, 2001 with respect to our preferred stock, these dividends have not been declared by our Board of Directors and, therefore, are not due and payable at this time.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

Exhibit Number	Description
10.1	Deposit Agreement dated May 21, 2002 between Navigation Technologies Corporation and KONINKLIJKE PHILIPS ELECTRONICS N.V.
(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002

NAVIGATION TECHNOLOGIES CORPORATION
By:	/s/ JUDSON C. GREEN Judson C. Green President, Chief Executive Officer and Principal Financial Officer
By:	/s/ NEIL SMITH Neil Smith Vice President, Corporate Controller and Principal Accounting Officer

QuickLinks

  Item 1. Financial Statements.
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II OTHER INFORMATION
  Item 3. Defaults Upon Senior Securities.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES