Form 10-K/A
period 2001-12-31
NAVIGATION TECHNOLOGIES CORP
filed 2002-08-30
CIK 834208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  X     ACT OF 1934
-----
        For the fiscal year ended December 31, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

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
                                                               Yes  X   No
                                                                   ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                               Yes  X   No
                                                                   ---     ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents of the registrant are incorporated herein by reference:

             DOCUMENT                                     PART OF FORM 10-K
             --------                                     -----------------

         None.


================================================================================

         Explanatory Note: This Amendment No. 2 on Form 10-K/A is being filed to amend Items 1, 12 and 14 of Navigation Technologies Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2001.

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

         During our fiscal years ended December 31, 1999 and December 31, 2000, BMW AG (including its affiliates) was our only customer who represented 10% or more of our revenue. During the fiscal year ended December 31, 2001, BMW AG (including its affiliates) and Harman International Industries, Inc. (including its affiliates) represented approximately 19% and 11% of our revenue, respectively. We sell copies of our database and certain related products to BMW in North America and Europe pursuant to BMW's standard purchasing terms and conditions, modified in specific instances by separate agreements with BMW. BMW is not obligated to make any minimum purchases under these arrangements. We have also entered into an agreement with BMW to develop a database for South Africa and to sell copies of such database and certain related products to BMW. We have entered into a data license agreement with Harman pursuant to which we grant Harman territory-specific, non-exclusive, non-transferable and non-sublicensable licenses to use our database information in certain of Harman's products. The license agreement does not provide for any minimum license fees with respect to the territories currently covered by the agreement.

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

                                    PART III

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
Common                Judson C. Green                                              1,176,471                       **
Common                Dirk-Jan van Ommeren                                                 0(4)                    **
Common                William E. Curran                                                    0(5),(6)                **
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

----------------------

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

(3) NavPart I B.V. is the recordholder of 84,294,052 shares of our common stock and Maarten Scholtens, as escrow agent on behalf of NavPart II B.V., a wholly-owned subsidiary of NavPart I B.V., is the recordholder of 36,126,023 shares of our common stock. NavPart I B.V. is a private limited liability company organized under the laws of The Netherlands which the Company believes is wholly-owned by Strichting Navpart, a foundation organized under the laws of The Netherlands. The Company believes that the directors of Strichting Navpart are Mr. van Ommeren, Melchert Frans Groot, Charly Hans Zwemstra and Willem Jan Baud, and that such directors exercise voting and dispositive power over the shares of our common stock beneficially owned by NavPart I B.V. Each director disclaims beneficial ownership of common stock beneficially owned by NavPart I B.V. or Strichting Navpart. The Company also believes that Strichting Navpart is owned by the following entities, each of which the Company believes to be an institutional investor: Oranje-Nassau Participaties B.V., ABN AMRO Participaties B.V., NPM Capital N.V., Parnib B.V., Paribas Deeinemingen N.V. and HAL Investments III B.V.

(4) Mr. van Ommeren is an officer and director of NavPart I B.V. and a director of Strichting Navpart and disclaims beneficial ownership with respect to the shares of common stock beneficially owned by NavPart I B.V. or Strichting Navpart.

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

Dated:  August 23, 2002


                                        NAVIGATION TECHNOLOGIES CORPORATION




                                               By:      /s/ Judson C. Green
                                                   -----------------------------
                                                   Judson C. Green
                                                   President and Chief Executive
                                                   Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURES                                            DATE
             ----------                                       ---------------



   /s/ Judson C. Green                                        August 23, 2002
-----------------------------
Judson C. Green
President, Chief Executive Officer and
a Director (Principal Executive Officer and
Principal Financial Officer)


Neil Smith*                                                   August 23, 2002
(Principal Accounting Officer)


Richard J.A. de Lange*                                        August 23, 2002
Director


T. Russell Shields*                                           August 23, 2002
Director


William E. Curran*                                            August 23, 2002
Director


James P. Nolan*                                               August 23, 2002
Director


Dirk-Jan van Ommeren*                                         August 23, 2002
Director


*By:       /s/ Judson C. Green                                August 23, 2002
     ------------------------------
     Judson C. Green,
     as Attorney-in-Fact

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

      10.7 Letter Agreement dated February 13, 1997 from Navigation Technologies agreed to and accepted by Denis M. Cohen.(1)

      10.8 Letter Agreement dated October 27, 1998 from Navigation Technologies agreed to and accepted by Lawrence D. Chesler.(1)

      10.9(i)    Form (I) of Indemnification Agreement.(1)

      10.9(ii)   Form (II) of Indemnification Agreement.(1)

      10.10(i) BMW Group International Terms and Conditions for the Purchase of Production Materials and Automotive Components dated September 24, 2001.

      10.10(ii)  Purchasing Terms and Conditions between BMW North America, Inc.
                 and Navigation Technologies. (3)

      10.10(iii) Agreement between BMW (South Africa) (Proprietary) Limited and
                 Navigation Technologies B.V. commencing June 1, 1999 (the "South Africa Agreement"). (3)

      10.10(iv)  Amendment to South Africa Agreement. (3)

      10.10(v) Warranty Agreement dated August 8, 1998 between Bayerische Motoren Werke and Navigation Technologies BV (the "Warranty Agreement"). (3)

      10.10(vi)  Letter regarding Warranty Agreement dated May 22, 2002 from
                 Bayerische Motoren Werke to Navigation Technologies BV.

      10.11(i) Data License Agreement dated December 1, 1999 between Harman International Industries, Incorporated ("Harman") and Navigation Technologies. (3)

      10.11(ii)  Territory License No. 6 dated September 28, 2001 between Harman and Navigation Technologies ("License No. 6"). (3)

      10.11(iii) Distribution Services Addendum to License No. 6 dated January
                 1, 2002 between Harman and Navigation Technologies. (3)

      10.11(iv)  Territory License No. 7 dated April 1, 2001 between Harman and
                 Navigation Technologies ("License No. 7"). (3)

      10.11(v) Amendment to License No. 7 dated February 20, 2002 between Harman and Navigation Technologies. (3)

      21         Subsidiaries of Navigation Technologies.(1)

      23         Consent of KPMG LLP. (4)

      24         Power of Attorney by the Directors and Certain Officers. (5)

     ---------------------

     (1) Filed with Navigation Technologies' Registration Statement on Form 10, Registration No. 000-21323 and incorporated herein by reference.

     (2) Filed with Navigation Technologies' Registration Statement on Form S-8, Registration No. 333-767000 and incorporated herein by reference.

     (3)   Portions omitted pursuant to a request for confidential treatment.

     (4) Filed with Navigation Technologies Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

     (5) Filed with Navigation Technologies' Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.