Form 10-Q
period 2002-09-29
NAVIGATION TECHNOLOGIES CORP
filed 2002-11-13
CIK 834208

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-21323

NAVIGATION TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0170321 (I.R.S. Employer Identification No.)
222 Merchandise Mart The Merchandise Mart Plaza Suite 900 Chicago, Illinois 60654 (Address of Principal Executive Offices, including Zip Code)	(312) 894-7000 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of October 31, 2002 was 398,884,863.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2001	September 29, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,506	6,819
Notes receivable from affiliate	5,000	10,500
Accounts receivable, net of allowance for doubtful accounts of $1,666 and $2,755 in 2001 and 2002, respectively	19,910	27,617
Prepaid expenses and other current assets	2,984	3,460

Total current assets	35,400	48,396
Property and equipment, net	11,152	8,459
Capitalized software development costs, net	15,629	17,862
Deposits and other assets	295	490

Total assets	$62,476	75,207

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,872	5,349
Accrued payroll and related liabilities	13,693	14,722
Other accrued expenses	7,965	9,161
Deferred revenue	18,293	23,716
Refundable deferred licensing advances	6,965	4,000

Total current liabilities	51,788	56,948
Long-term deferred revenue	5,550	7,841
Long-term source material obligations	1,567	2,047

Total liabilities	58,905	66,836

Stockholders' equity:
Preferred stock, $0.001 par value; 70,000 shares authorized:
Series A cumulative convertible preferred stock, 4,006 shares issued and outstanding in 2001 and 2002 ($58,242 aggregate liquidation preference, including $18,182 dividends in arrears)	40,027	40,027
Series B cumulative convertible preferred stock, 42,600 shares issued and outstanding in 2001 and 2002 ($609,699 aggregate liquidation preference, including $183,699 dividends in arrears)	425,527	425,527
Common stock, $0.001 par value; 1,800,000 shares authorized; 398,293 and 398,618 shares issued and outstanding in 2001 and 2002, respectively	398	399
Additional paid-in capital	299,422	299,465
Note receivable for common stock	(219)	(219)
Accumulated other comprehensive income	4,166	4,083
Accumulated deficit	(765,750)	(760,911)

Total stockholders' equity	3,571	8,371

Total liabilities and stockholders' equity	$62,476	75,207

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002
Net revenue	$28,035	44,822	$78,689	114,200
Operating costs and expenses:
Database licensing and production costs	20,633	23,870	61,902	65,545
Selling, general, and administrative expenses	13,940	14,864	42,659	42,321

Total operating costs and expenses	34,573	38,734	104,561	107,866

Operating income (loss)	(6,538)	6,088	(25,872)	6,334
Other income (expense):
Interest income	256	38	407	124
Interest expense	(250)	(286)	(17,661)	(832)
Other expense	(61)	(406)	(437)	(787)

Income (loss) before extraordinary item	(6,593)	5,434	(43,563)	4,839
Extraordinary loss on early extinguishment of debt	—	—	(69,568)	—

Net income (loss)	(6,593)	5,434	(113,131)	4,839
Cumulative preferred stock dividends	(30,691)	(39,063)	(58,819)	(110,464)

Net loss applicable to common stockholders	$(37,284)	(33,629)	$(171,950)	(105,625)

Loss per share of common stock before extraordinary item—basic and diluted	$(0.09)	(0.08)	$(0.26)	(0.27)
Loss per share of common stock related to extraordinary item—basic and diluted	—	—	(0.17)	—

Net loss per share of common stock—basic and diluted	$(0.09)	(0.08)	$(0.43)	(0.27)

Weighted average number of shares of common stock outstanding—basic and diluted	398,217	398,441	398,143	398,347

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2001	September 29, 2002
Cash flows from operating activities:
Net income (loss)	$(113,131)	4,839
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary loss on early extinguishment of debt	69,568	—
Depreciation and amortization	4,734	4,484
Amortization of software development costs	1,816	3,255
Impairment of capitalized software development costs	—	2,114
Deferred interest expense on refundable license payments	717	823
Noncash interest expense on notes payable	17,053	—
Provision for bad debts	219	1,513
Noncash other	(11)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(1,086)	(7,780)
Prepaid expenses and other current assets	461	(364)
Deposits and other assets	143	(126)
Accounts payable	(2,853)	256
Accrued expenses	435	1,289
Deferred revenue	10,479	2,770
Other long-term obligations	(17)	347

Net cash provided by (used in) operating activities	(11,473)	13,409

Cash flows from investing activities:
Acquisition of property and equipment	(3,740)	(1,495)
Capitalized software development costs	(6,527)	(7,602)
Loans to affiliate under deposit agreement, net of repayments	—	(5,500)

Net cash used in investing activities	(10,267)	(14,597)

Cash flows from financing activities:
Issuance of common stock	149	44
Issuance of Series A cumulative convertible preferred stock, net of issuance costs	23,073	—
Series B cumulative convertible preferred stock issuance costs	(473)	—
Repayment of refundable licensing advances	(6,770)	—
Loans from affiliate	16,600	—

Net cash provided by financing activities	32,579	44

Effect of exchange rate changes on cash	(82)	457

Net increase (decrease) in cash and cash equivalents	10,757	(687)
Cash and cash equivalents at beginning of period	7,516	7,506

Cash and cash equivalents at end of period	$18,273	6,819

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,506	—

Supplemental disclosures of noncash financing activities:
Exchange of notes payable to affiliate, including accrued interest thereon, for Series A cumulative convertible preferred stock	$16,954	—
Exchange of notes payable to affiliate, including accrued interest thereon, for Series B cumulative convertible preferred stock	426,000	—

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

        The Company's fiscal quarterly periods end on the Sunday nearest the calendar quarter end. The 2001 and 2002 third quarters each had 91 days. The 2001 year to date period had 273 days and the 2002 year to date period had 272 days. The Company's fiscal year end is December 31.

        Certain 2001 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.

(2)—Recent Accounting Pronouncements

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 on January 1, 2003, at which time the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in the Company's condensed consolidated statements of operations.

(3)—Refundable Deferred Licensing Advances

        In 1991, the Company entered into a database license agreement with an unaffiliated company (the "1991 Agreement") that required fixed prepaid license fees for use of the Company's database and related navigation software in route guidance products and other applications. Under this agreement, the Company received $3,000,000 in cash through 1994, in exchange for aggregate future credits of $6,500,000, which could be utilized by such company as credits against 50% of future license obligations subject to a maximum of $2,000,000 in any one year. Any portion of this $6,500,000 in credits that was unused as of December 31, 2000, was refundable in cash by the Company. Due to the repayment contingencies discussed above, the amounts received were initially recorded as refundable deferred licensing advances. The total amount initially recorded of $3,000,000 has been accreted to the maximum amount repayable as of December 31, 2000, at rates ranging from 9% to 14% using the effective interest rate method. The interest rate on remaining unpaid balances under the 1991 Agreement increased to 15% after December 31, 2000.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

        On September 27, 2002, the Company amended the 1991 Agreement (the "2002 Agreement"). Immediately prior to the 2002 Agreement, approximately $7,800,000 was due by the Company under the 1991 Agreement. Pursuant to the provisions of the 2002 Agreement, the Company is required to (i) repay $4,000,000 of the outstanding balance in cash, and (ii) provide aggregate future credits of $6,000,000, which must be used by the unaffiliated company by December 31, 2007. Under the terms of the 2002 Agreement, the Company paid $2,000,000 in cash on October 11, 2002 and the remaining $2,000,000 cash installment is due on November 15, 2002. The $6,000,000 of license fee credits can be applied toward payment of up to 75% of license fees owed to the Company, including minimum annual license fees. Any portion of the unused license fee credits as of December 31, 2007 will be forfeited. Upon execution of the 2002 Agreement, the Company re-classified the remaining $3,800,000 balance of refundable deferred licensing advances to long-term deferred revenue. The $3,800,000 of long-term deferred revenue recorded upon execution of the 2002 Agreement will be recognized as revenue in future periods in proportion to the unaffiliated company's usage of the $6,000,000 of license fee credits.

(4)—Database Licensing and Production Costs

        Database-related software development costs consist primarily of costs for the development of software, including: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company's core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company's map database by customers. Costs of internal-use software are accounted for in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally five years.

        During the quarter ended September 29, 2002, the Company performed a strategic review of its software development initiatives, including a comprehensive assessment of its internal-use software development projects to ensure that projects with capitalized costs are expected to provide substantive future service potential. Based on this review, management determined that certain capitalized software development costs were impaired and it was necessary to write-down the balance by $2,114,000. This write-down is recorded within database licensing and production costs in the accompanying statements of operations. Management believes that the remaining capitalized software development costs after this write-down are recoverable. In reaching this conclusion, management considered the progress of each of the Company's internal-use software development projects to date, expected completion timelines, and budgeted future expenditures for each of the projects.

(5)—Notes Receivable from Affiliate

        The Company entered into a deposit agreement dated as of May 21, 2002, with Koninklijke Philips Electronics N.V. ("Philips N.V."). Pursuant to the terms of the deposit agreement, the Company rolled over $9,500,000 of previously deposited funds from September 20, 2002 and deposited an additional $1,000,000 on September 27, 2002 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash. The deposits with Philips N.V. bear interest at a rate of LIBOR minus 1/4%, and had a maturity date of October 4, 2002, at which time all amounts were rolled over at the Company's option.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)—Comprehensive Income (Loss)

        Comprehensive income (loss) for the quarters and the nine months ended September 30, 2001 and September 29, 2002 was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002
Net income (loss)	$(6,593)	5,434	(113,131)	4,839
Foreign currency translation adjustment	(259)	100	(49)	(83)

Comprehensive income (loss)	$(6,852)	5,534	(113,180)	4,756

(7)—Loss Per Share

        Basic and diluted loss per share is computed based on the net loss after deducting cumulative preferred stock dividends, divided by the weighted average number of shares of common stock outstanding for the period, in accordance with SFAS No. 128, "Earnings Per Share." Options to purchase 104,319,000 and 110,758,000 shares of common stock were outstanding at September 30, 2001 and September 29, 2002, respectively. The Company granted replacement options to purchase 83,927,226 shares of common stock in connection with its stock option exchange offer on May 15, 2002. See Note 8—Stock Option Exchange Offer. Warrants to purchase 47,380,000 shares of common stock were outstanding at September 30, 2001 and September 29, 2002. There were 3,405,968.805 and 4,005,968.805 shares of Series A cumulative convertible preferred stock outstanding at September 30, 2001 and September 29, 2002, respectively. There were 42,600,002.533 shares of Series B cumulative convertible preferred stock outstanding at September 30, 2001 and September 29, 2002. These options, warrants and shares of convertible preferred stock were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

(8)—Stock Option Exchange Offer

        On October 1, 2001, the Company completed an offer to substantially all employees, other than employees resident in Canada, holding stock options having an exercise price of $0.85 or $1.10, that would enable such holders to cancel their options in return for a promise to grant new options to purchase an equal number of shares of common stock no sooner than six months and one day after such cancellation at an exercise price equal to the fair market value on the date of grant. No options were granted to the Company's employees within six months prior to the cancellation. Pursuant to the exchange offer, options to purchase 61,210,174 shares of common stock with an exercise price of $0.85 and options to purchase 23,199,142 shares of common stock with an exercise price of $1.10 were canceled. The Company granted replacement options to purchase 83,927,226 shares of common stock to employees on May 15, 2002, with an exercise price equal to $0.10 per share, which was determined to be the fair market value of the Company's common stock on the date thereof. In connection with the determination of fair market value, the Board had the assistance of an independent valuation firm, considered information provided by the Company's principal stockholders, and reviewed such other information as deemed relevant. The Company did not enter into any agreements, formal or otherwise, to compensate its employees for increases in the fair market value of the Company's common stock during the period between cancellation and the grant of the replacement awards.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)—Enterprise-wide Disclosures

        The Company operates in one business segment and therefore does not report operating loss, identifiable assets and/or other resources related to business segments. The Company derives its revenues from database license fees and professional services. Database licensing revenues were $27,356,000 and $44,028,000 for the quarters ended September 30, 2001 and September 29, 2002, respectively, and $76,590,000 and $111,637,000 for the nine months ended September 30, 2001 and September 29, 2002, respectively. Professional services revenues were $679,000 and $794,000 for the quarters ended September 30, 2001 and September 29, 2002, respectively, and $2,099,000 and $2,563,000 for the nine months ended September 30, 2001 and September 29, 2002, respectively. Revenues are attributed to North America (United States and Canada) and Europe based on the region where the related products and services are sold.

        The following summarizes net revenue on a geographic basis for the quarters and the nine months ended September 30, 2001 and September 29, 2002 (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002
Net revenue:
North America	$10,988	14,684	28,550	35,247
Europe	17,047	30,138	50,139	78,953

Total net revenue	$28,035	44,822	78,689	114,200

        The following summarizes long-lived assets on a geographic basis as of December 31, 2001 and September 29, 2002 (in thousands):

	December 31, 2001	September 29, 2002
Property and equipment, net:
North America	$8,450	6,469
Europe	2,702	1,990

Total property and equipment, net	$11,152	8,459

Capitalized software development costs, net:
North America	$15,629	17,862
Europe	—	—

Total capitalized software development costs, net	$15,629	17,862

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)—Commitments and Contingencies

        On September 20, 2002, Philips Consumer Electronics Services B.V. filed a complaint (the "Complaint") against the Company in the Court of Chancery of the State of Delaware in and for New Castle County. The Complaint alleges that no members of the Company's Board of Directors are willing to serve as disinterested members of the Board to determine the applicable conversion price of the Series A and Series B preferred stock, as required by the respective Certificates of Designation. The Complaint seeks declaratory relief, injunctive relief and specific performance to require the Company to determine the applicable conversion price in accordance with the terms of the respective Certificates of Designation. On September 27, 2002, the Board of Directors appointed a Special Committee of the Board to oversee this matter on behalf of the Company, including engaging outside counsel. It is not possible at this time to predict the outcome of this dispute, but based on its initial review, the Company does not believe the lawsuit will have a material adverse effect on its business, financial condition or results of operations. Regardless of the outcome, this litigation may result in significant diversion of the Company's management resources and related expenses. In addition, the conversion of the Series A and Series B preferred stock, either pursuant to the terms of the respective Certificates of Designation or in connection with the resolution of the litigation, will likely have an immediate and substantial dilutive effect on the holders of the Company's common stock.

        In August 2002, the Company received a letter from a law firm representing a stockholder of the Company and purporting to represent other stockholders threatening litigation based on breach of fiduciary duty, corporate mismanagement, minority shareholder oppression, the violation of securities laws and otherwise unlawful and improper actions in connection with (i) the participation in the stock option exchange offer by the Company's Chief Executive Officer and (ii) the conversion of the Company's Series A and Series B preferred stock. As of November 10, 2002, the Company is not aware of any complaint filed by such stockholder(s) with respect to the foregoing. It is not possible at this time to predict the outcome of this claim, but based on the Company's initial review of this claim, management believes the Company has meritorious defenses and intends to vigorously defend any such actions. In addition, the conversion of the Company's Series A and Series B preferred stock has not yet occurred. Regardless of the outcome, this threatened claim may result in significant diversion of the Company's management resources and related expenses.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

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

        We have been unprofitable on an annual basis since our inception and as of September 29, 2002, we had an accumulated deficit of approximately $760.9 million. Our operating expenses have generally increased as we have made investments related to the development, improvement and commercialization of our database, offset in part, by cost control efforts. We anticipate that operating expenses will continue to increase as we continue our growth and development activities, including further development and enhancement of the NAVTECH database and increasing our sales and marketing efforts. Although our revenues have grown significantly over the past three years, we may not be able to sustain these growth rates. While we have been successful in reducing our operating loss over the past three years and had an operating profit for the second and third quarters of 2002, we cannot assure you that we will achieve profitable operations for the 2002 fiscal year or in the future.

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

        A material portion of our revenues and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenues and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, and fluctuations in the value of these currencies in relation to the United States dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Historically, we have not engaged in activities to hedge our foreign currency exposures and have no plans to do so in the foreseeable future. Revenues derived from our European operations during the third quarters of 2001 and 2002 accounted for approximately 61% and 67%, respectively, of our total revenue. Revenues derived from our European operations during the nine months ended September 30, 2001 and September 29, 2002 accounted for approximately 64% and 69%, respectively, of our total revenue.

Critical Accounting Policies

        Our condensed consolidated financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. The significant accounting policies that most affect our condensed consolidated financial statements are those that relate to revenue recognition and database licensing and production costs.

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

        Since our inception we have invested significant amounts in creating and updating our database and developing related software applications for internal use. Database licensing and production costs consist of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs are expensed as incurred. These costs include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content. Database licensing and distribution costs include the direct costs related to reproduction of the database for licensing and per-copy sales and shipping and handling costs. Database-related software development costs consist primarily of costs for the development of software, including: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable our core database to operate with emerging technologies, and (iii) applications to facilitate customer use of our database. Costs of internal-use software are accounted for in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally five years. Research and development activities are expensed as incurred.

Results of Operations

Comparison of third quarter of 2001 to third quarter of 2002

        Revenues.    Our total revenues increased 60.0% from $28.0 million during the third quarter of 2001 to $44.8 million during the third quarter of 2002. The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth occurred in all geographic regions in 2002, as North American revenues increased 33.6% from $11.0 million during the third quarter of 2001 to $14.7 million during the third quarter of 2002, and European revenues increased 77.1% from $17.0 million during the third quarter of 2001 to $30.1 million during the third quarter of 2002. European revenue was positively affected by the increase of navigation unit sales during the third quarter of 2002. Foreign currency translation increased revenues within the European operations by $3.4 million during the third quarter of 2002 due to the strengthening of the Euro. Approximately 36% of our revenues during the third quarter of 2001 came from three customers (accounting for 16%, 10% and 10% of total revenues, respectively), while approximately 29% of our revenues during the third quarter of 2002 came from two customers (accounting for 16% and 13% of total revenues, respectively).

        Database Licensing and Production Costs.    Database licensing and production costs increased 16.0% from $20.6 million during the third quarter of 2001 to $23.9 million during the third quarter of 2002. This increase was due primarily to a $2.1 million net write-down for impairment of internal-use software during the third quarter of 2002. The remaining increase was due to our continued investment in updating, improving, and maintaining the coverage of our database in both North America and Europe, offset, in part, by continued cost control efforts. We incurred and capitalized $1.9 million and $2.5 million of development costs for internal-use software during the third quarters of 2001 and 2002, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 7.2% from $13.9 million during the third quarter of 2001 to $14.9 million during the third quarter of 2002. This increase was due primarily to additional spending on improving our infrastructure to support future growth.

        Other Income and Expense.    Interest expense was unchanged from the third quarter of 2001 to the third quarter of 2002.

        Operating Income (Loss), Net Income (Loss) and Net Loss Per Share of Common Stock.    Our operating results improved from an operating loss of $(6.5) million during the third quarter of 2001 to operating income of $6.1 million during the third quarter of 2002, due primarily to the operating leverage generated by our revenue growth and cost control efforts in 2002. Our net loss of $(6.6) million during the third quarter of 2001 changed to net income of $5.4 million during the third quarter of 2002, as a result of the improved operating results of our core business. Basic and diluted net loss per share of common stock was $(0.09) per share for the third quarter of 2001 as compared to $(0.08) for the third quarter of 2002. The basic and diluted net loss per share amounts reflect the impact of cumulative preferred stock dividends of $30.7 million and $39.1 million during the third quarter of 2001 and 2002, respectively, on the preferred stock issued to Philips Consumer Electronics Services B.V. ("Philips B.V.") in exchange for the extinguishment of debt during the first quarter of 2001.

Comparison of the nine months ended September 30, 2001 and September 29, 2002

        Revenues.    Our total revenues increased 45.1% from $78.7 million during the nine months ended September 30, 2001 to $114.2 million during the same period in 2002. The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth occurred in all geographic regions in 2002, as North American revenues increased 23.1% from $28.6 million during the nine months ended September 30, 2001 to $35.2 million during the same period in 2002, and European revenues increased 57.7% from $50.1 million during the nine months ended September 30, 2001 to $79.0 million during the same period in 2002. European revenue was positively affected by the increase of navigation unit sales during the first three quarters of 2002. Foreign currency translation increased revenues within the European operations by $4.5 million during 2002 due to the strengthening of the Euro. Approximately 30% of our revenues during the nine months ended September 30, 2001 came from two customers (accounting for 19% and 11% of total revenues, respectively), while approximately 29% of our revenues during the nine months ended September 29, 2002 came from two customers (accounting for 16% and 13% of total revenues, respectively).

        Database Licensing and Production Costs.    Database licensing and production costs increased 5.8% from $61.9 million during the nine months ended September 30, 2001 to $65.5 million during the same period in 2002. This increase was due primarily to a $2.1 million net write-down for impairment of internal-use software during the third quarter of 2002. The remaining increase was due to our continued investment in updating, improving, and maintaining the coverage of our database in both North America and Europe, offset in part, by continued cost control efforts. We incurred and capitalized $6.5 million and $7.6 million of development costs for internal-use software during the nine months ended September 30, 2001 and September 29, 2002, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased slightly (0.9%) from $42.7 million during the nine months ended September 30, 2001 to $42.3 million during the same period in 2002. This decrease was due primarily to continued cost control efforts, offset in part, by additional spending on improving our infrastructure to support future growth.

        Other Income and Expense.    Interest expense decreased from $17.7 million during the nine months ended September 30, 2001 to $0.8 million during the same period in 2002. The decrease was due primarily to the reduction of our indebtedness during the first quarter of 2001 through the exchange of shares of our Series A and Series B preferred stock for our outstanding borrowings from Philips B.V.

        Operating Income (Loss), Net Loss and Net Loss Per Share of Common Stock.    Our operating results significantly improved from an operating loss of $(25.9) million during the nine months ended September 30, 2001 to operating income of $6.3 million during the same period in 2002, due primarily to the operating leverage generated by our revenue growth and cost control efforts in 2002. Our net loss decreased from $(113.1) million during the nine months ended September 30, 2001 to net income of $4.8 million during the same period in 2002, as a result of the improved operating results, the non-recurring nature of the $69.6 million extraordinary loss from the early extinguishment of debt we incurred in the first quarter of 2001 in connection with the exchange of the shares of our preferred stock for the cancellation of our outstanding indebtedness to Philips B.V., and the corresponding reduction in interest expense caused by the debt extinguishment. Basic and diluted net loss per share of common stock before extraordinary item was $(0.26) per share for the nine months ended September 30, 2001 as compared to $(0.27) per share for the same period in 2002. This change reflects the impact of cumulative preferred stock dividends of $58.8 million and $110.5 million during the nine months ended September 30, 2001 and September 29, 2002, respectively, on the preferred stock issued to Philips B.V. in exchange for the extinguishment of debt during the first quarter of 2001. This impact was partially offset by the reduced operating loss and reduced interest expense in 2002. Including the extraordinary loss on the early extinguishment of debt, basic and diluted net loss per share of common stock decreased from $(0.43) for the nine months ended September 30, 2001 to $(0.27) for the same period in 2002.

Liquidity and Capital Resources

        We historically have financed our operations through private placements of equity securities, borrowings from Philips B.V. and through cash generated from operating revenue. As of September 29, 2002, cash and cash equivalents totaled $6.8 million. We entered into a deposit agreement with Koninklijke Philips Electronics N.V. ("Philips N.V.") dated as of May 21, 2002. Pursuant to the terms of the deposit agreement, the Company rolled over $9,500,000 of previously deposited funds from September 20, 2002 and deposited an additional $1,000,000 on September 27, 2002 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash. The deposits with Philips N.V. bear interest at a rate of LIBOR minus 1/4%, and had a maturity date of October 4, 2002, at which time all amounts were rolled over at our option.

        Historically, we have been substantially dependent upon Philips B.V. for funding. We entered into a stock purchase agreement with Philips B.V. dated as of March 29, 2001, pursuant to which Philips B.V. converted an aggregate of $443.0 million of our indebtedness to Philips B.V. into 1,695,968.805 shares of our Series A preferred stock and 42,600,002.533 shares of our Series B preferred stock. In conjunction with the closing of the stock purchase agreement, Philips B.V. purchased 710,000 additional shares of Series A preferred stock for $7.1 million. Philips B.V. also purchased an additional 1,600,000 shares of Series A preferred stock after the closing in accordance with the agreement.

Credit Facility

        On March 28, 2002 we obtained a bank line of credit maturing one year from the date thereof. Pursuant to the terms of the line of credit, we may borrow up to $15.0 million at an interest rate of either LIBOR plus 30 basis points or the prime rate at our option. The line of credit is secured by an unconditional and irrevocable guarantee issued by Philips B.V. Pursuant to the terms of the line of credit, we paid Philips B.V. $18,750 in connection with such guarantee and made a counter guarantee in favor of Philips B.V. with respect to any amounts incurred by Philips B.V. in connection with the Philips B.V. guarantee. We are also required to pay to the bank a commitment fee of 13 basis points per annum on the average daily unused amount during each quarter. As of September 29, 2002, there have been no borrowings on the line of credit.

        As of September 29, 2002, we believe that our current cash resources on hand, operating revenues and available sources of financing (including amounts that we may raise by borrowing on our line of credit) will satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least 12 months. After that, we could require additional funds to support our working capital and other requirements at our current level of operations and may seek to raise additional funds from public or private equity issuances, debt financings or other sources. We cannot assure you that additional financing will be available on a timely basis, on terms acceptable or favorable to us, or at all. If such financing is not available, we may be required to delay implementation of our current business plan or to modify our business plan to curtail operations.

Cash flow comparison of the nine months ended September 30, 2001 and September 29, 2002

        For the nine months ended September 30, 2001, net cash used in operating activities was $11.5 million. For the nine months ended September 29, 2002, net cash provided by operating activities was $13.4 million. The improvement in cash flows from operating activities results from the reduced operating loss due primarily to improved operating leverage.

        Net cash used in investing activities for the nine months ended September 30, 2001 was $10.3 million compared with $14.6 million during the same period in 2002. Increased investments in software developed for internal use and a net increase in cash management loans made to Philips N.V. were partially offset by reduced investments in property and equipment.

        For the nine months ended September 30, 2001, cash provided by financing activities was $32.6 million while minimal cash was provided by financing activities during the same period in 2002. Loans from Philips B.V. provided $16.6 million and sales of our Series A preferred stock to Philips B.V. accounted for $23.1 million of cash from financing activities during the nine months ended September 30, 2001, partially offset by financing costs. The repayment of a $6.8 million refundable licensing advance to an unrelated party, reduced the net cash provided by financing activities during the nine months ended September 30, 2001.

New Accounting Pronouncements

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. We will adopt SFAS No. 145 on January 1, 2003, at which time the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in our statements of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We invest our cash in highly-liquid cash equivalents and do not currently have investments in derivative financial instruments. We do not believe that our exposure to interest rate risk is material to our results of operations.

        A material portion of our revenues and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenues and expenses in the future. In addition, substantially all of our expenses and revenues related to our international operations are denominated in foreign currencies, principally the Euro. Historically, we have not engaged in activities to hedge our foreign currency exposure, and we currently have no plans to do so in the foreseeable future. As a result, we are, and will continue to be, subject to risks related to foreign currency fluctuations, which may have a negative effect on our earnings. Based on our third quarter of 2002 net income, a $0.10 change in the average U.S. dollar/Euro currency exchange rate (actual average rate of 0.98 Euro/U.S. dollar), would have increased or decreased the Company's net income by $0.9 million. Based on our net income for the nine months ended September 29, 2002, a $0.10 change in the average U.S. dollar/Euro currency exchange rate (actual average rate of 0.93 Euro/U.S. dollar), would have increased or decreased the Company's net income by $2.1 million.

Item 4.    Controls and Procedures

        a.    Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934), based on his evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        b.    Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        On March 29, 2001, the Company entered into a Stock Purchase Agreement (the "Agreement") with Philips B.V. pursuant to which Philips B.V. converted an aggregate of $443.0 million of our indebtedness to Philips B.V. in exchange for shares of our Series A preferred stock and Series B preferred stock. Philips B.V. purchased additional shares of Series A preferred stock at the time of the closing of the Agreement and thereafter in accordance with the Agreement. As of September 29, 2002, there were 4,005,969 shares of Series A preferred stock and 42,600,003 shares of Series B preferred stock outstanding, respectively. Additional shares of Series A preferred stock and Series B preferred stock are issuable upon declaration of the cumulative but unpaid dividends of 1,818,189.81 and 18,369,897.94 shares respectively, on the shares of Series A and Series B preferred stock owned by Philips B.V.

        Pursuant to the respective Certificates of Designation, the shares of Series A and Series B preferred stock automatically convert into shares of common stock upon the earliest to occur of (i) the closing of a qualifying initial public offering of our securities, (ii) the closing of a qualifying change of control transaction, or (iii) October 1, 2002. Upon the occurrence of one of the foregoing events, each share of Series A and Series B preferred stock automatically converts into the number of fully paid and non-assessable shares of common stock determined by dividing the liquidation preference of $10 per share, plus all cumulative, but unpaid dividends per share, by the applicable per share conversion price. In this case, since neither a qualifying initial public offering nor a qualifying change of control had occurred as of October 1, 2002, the applicable per share conversion price for the Series A and Series B preferred stock, as required by the respective Certificates of Designation, is the price per share of the Company's common stock as of October 1, 2002, as determined by a majority of the disinterested members of our board of directors, based (but not exclusively) on a valuation of the Company to be performed by an investment bank on or before September 15, 2002.

        On September 20, 2002, Philips B.V. filed a complaint (the "Complaint") against the Company in the Court of Chancery of the State of Delaware in and for New Castle County. The Complaint alleges that no members of the Company's Board of Directors are willing to serve as disinterested members of the Board to determine the applicable conversion price of the Company's Series A and Series B preferred stock, as required by the respective Certificates of Designation. The Complaint seeks declaratory relief, injunctive relief and specific performance to require the Company to determine the applicable conversion price in accordance with the terms of the respective Certificates of Designation. On September 27, 2002, the Board of Directors appointed a Special Committee of the Board to oversee this matter on behalf of the Company, including engaging outside counsel. It is not possible at this time to predict the outcome of this dispute, but based on its initial review, the Company does not believe the lawsuit will have a material adverse effect on its business, financial condition or results of operations. Regardless of the outcome, this litigation may result in significant diversion of the Company's management resources and related expenses. In addition, the conversion of the Series A and Series B preferred stock, either pursuant to the terms of the respective Certificates of Designation or in connection with the resolution of the litigation, will likely have an immediate and substantial dilutive effect on the holders of the Company's common stock.

Item 3.    Defaults Upon Senior Securities

(b)

        As of November 13, 2002, accumulated preferred stock dividends on Navigation Technologies' Series A Preferred Stock were $18,181,898.10 and on Navigation Technologies' Series B Preferred Stock were $183,698,979.41, each of which are payable in additional shares of preferred stock, respectively. In accordance with the Stock Purchase Agreement dated March 29, 2001 with respect to our preferred stock, these dividends have not been declared by our Board of Directors and, therefore, are not due and payable at this time. As of October 1, 2002, these preferred dividends are no longer accruing in accordance with the agreement.

        See Part II Item 1 "Legal Proceedings" for information regarding the conversion of the Company's Series A and Series B preferred stock.

Item 5.    Other Information

        In August 2002, the Company received a letter from a law firm representing a stockholder of the Company and purporting to represent other stockholders threatening litigation based on breach of fiduciary duty, corporate mismanagement, minority shareholder oppression, the violation of securities laws and otherwise unlawful and improper actions in connection with (i) the participation in the stock option exchange offer by the Company's Chief Executive

Officer and (ii) the conversion of the Company's Series A and Series B preferred stock. As of November 10, 2002, the Company is not aware of any complaint filed by such stockholder(s) with respect to the foregoing. It is not possible at this time to predict the outcome of this claim, but based on the Company's initial review of this claim, the Company believes it has meritorious defenses and it intends to vigorously defend any such actions. In addition, the conversion of the Company's Series A and Series B preferred stock has not yet occurred. See Part II-Item 1 "Legal Proceedings." Regardless of the outcome, this threatened claim may result in substantial expense and significant diversion of our management resources.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

        None

(b)
Reports on Form 8-K.

        The Company filed an Item 5 Current Report on Form 8-K on September 27, 2002 to disclose the Complaint as described in Part II Item 1 herein.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002
NAVIGATION TECHNOLOGIES CORPORATION
	By:	/s/ JUDSON C. GREEN Judson C. Green President, Chief Executive Officer and Principal Financial Officer
	By:	/s/ NEIL SMITH Neil Smith Vice President, Corporate Controller and Principal Accounting Officer

CERTIFICATIONS

I, Judson C. Green, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Navigation Technologies Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ JUDSON C. GREEN Judson C. Green President, Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer)

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 3. Defaults Upon Senior Securities
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS