Form 10-K/A
period 2001-12-31
NAVIGATION TECHNOLOGIES CORP
filed 2002-12-19
CIK 834208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 3

             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    X        ACT OF 1934
  -----
             For the fiscal year ended December 31, 2001

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----      EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents of the registrant are incorporated herein by reference:

                DOCUMENT                                  PART OF FORM 10-K
                --------                                  -----------------
         None.

================================================================================

         Explanatory Note: This Amendment No. 3 on Form 10-K/A is being filed to amend Item 14 of Navigation Technologies Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2001.

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

Dated:  December 18, 2002


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

             SIGNATURES                                                               DATE
             ----------                                                               ----
     /s/ Judson C. Green                                                        December 18, 2002
---------------------------------------
Judson C. Green
President, Chief Executive Officer and
a Director (Principal Executive Officer)


     /s/ David B. Mullen                                                        December 18, 2002
---------------------------------------
David B. Mullen
(Principal Financial Officer)


Neil Smith*                                                                     December 18, 2002
(Principal Accounting Officer)


Richard J.A. de Lange*                                                          December 18, 2002
Director


T. Russell Shields*                                                             December 18, 2002
Director


William E. Curran*                                                              December 18, 2002
Director


James P. Nolan*                                                                 December 18, 2002
Director


Dirk-Jan van Ommeren*                                                           December 18, 2002
Director


*By:          /s/ Judson C. Green                                               December 18, 2002
     --------------------------------
       Judson C. Green,
       as Attorney-in-Fact

                                 CERTIFICATIONS

I, Judson C. Green, certify that:

         1. I have reviewed this annual report on Form 10-K/A (Amendment No. 3) of Navigation Technologies Corporation; and

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  December 18, 2002


     /s/ Judson C. Green
-------------------------------------
Judson C. Green
President and Chief Executive Officer
(principal executive officer)



I, David B. Mullen, certify that:

         1. I have reviewed this annual report on Form 10-K/A (Amendment No. 3) of Navigation Technologies Corporation; and

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  December 18, 2002


     /s/ David B. Mullen
-------------------------------------
David B. Mullen
Chief Financial Officer
(principal financial officer)

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

      10.7             Letter Agreement dated February 13, 1997 from Navigation Technologies agreed to and accepted by Denis M. Cohen.(1)

      10.8             Letter Agreement dated October 27, 1998 from Navigation Technologies agreed to and accepted by Lawrence D. Chesler.(1)

      10.9(i)          Form (I) of Indemnification Agreement.(1)

      10.9(ii)         Form (II) of Indemnification Agreement.(1)

      10.10(i)         BMW Group International Terms and Conditions for the Purchase of Production Materials and
                       Automotive Components dated September 24, 2001.(5)

      10.10(ii)        Purchasing Terms and Conditions between BMW North America, Inc. and Navigation
                       Technologies.(3)(6)

      10.10(iii)       Agreement between BMW (South Africa) (Proprietary) Limited and Navigation Technologies
                       B.V. commencing June 1, 1999 (the "South Africa Agreement").(3)(6)

      10.10(iv)        Amendment to South Africa Agreement.(3)(5)

      10.10(v)         Warranty Agreement dated August 8, 1998 between
                       Bayerische Motoren Werke and Navigation Technologies BV
                       (the "Warranty Agreement").(3)(5)

      10.10(vi)        Letter regarding Warranty Agreement dated May 22, 2002 from Bayerische Motoren Werke to
                       Navigation Technologies BV.(5)

      10.11(i)         Data License Agreement dated December 1, 1999 between Harman International Industries,
                       Incorporated ("Harman") and Navigation Technologies.(3)(6)

      10.11(ii)        Territory License No. 6 dated September 28, 2001 between Harman and Navigation
                       Technologies ("License No. 6").(3)(5)

      10.11(iii)       Distribution Services Addendum to License No. 6 dated January 1, 2002 between Harman and
                       Navigation Technologies.(3)(5)

      10.11(iv)        Territory License No. 7 dated April 1, 2001 between Harman and Navigation Technologies
                       ("License No. 7").(3)(6)

      10.11(v)         Amendment to License No. 7 dated February 20, 2002 between Harman and Navigation
                       Technologies.(3)(5)

      21               Subsidiaries of Navigation Technologies.(1)

      23               Consent of KPMG LLP.(4)

      24               Power of Attorney by the Directors and Certain Officers.(7)

----------

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

         (5) Filed with Navigation Technologies Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

         (6)      Filed herewith.

         (7) Filed with Navigation Technologies' Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.