Form 10-K
period 2002-12-31
NAVIGATION TECHNOLOGIES CORP
filed 2003-03-28
CIK 834208

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21323

NAVIGATION TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0170321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
222 Merchandise Mart Suite 900 Chicago, Illinois 60654 (Address of Principal Executive Offices, including Zip Code)	(312) 894-7000 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
Employee Stock Options to purchase Common Stock, $0.001 par value

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

        Substantially all of the voting and non-voting common equity is held by affiliates of the registrant. There is no established trading market for shares of the registrant's Common Stock.

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of February 28, 2003 was 1,175,822,637.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents of the registrant are incorporated herein by reference:

Document	Part of Form 10-K
None.

PART I

        Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the terminology used—for example, words and phrases such as "may," "should," "expect," "anticipate," "plan," "believe," "estimate," "predict" and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in the section of Navigation Technologies' Registration Statement on Form 10, File No. 0-21323 captioned "Risk Factors" under Item 1 thereof. Readers should carefully review this annual report in its entirety, including, but not limited to, the financial statements and notes thereto. Navigation Technologies undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. You should rely only on the information contained in this document. We have not authorized anyone to provide you with information that is different. The information contained herein may only be accurate as of the date of this document.

        "NAVTECH," "SDAL" and "SDAL Format" are trademarks of Navigation Technologies Corporation.

Item 1. Business.

Overview and History.

        Navigation Technologies Corporation (the "Company") is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal digital assistants and cell phones; server-based systems, including internet and wireless services; and paper media.

        A growing number of companies have developed or are in the process of developing a variety of products and services that use map information furnished in digital form. We believe that commercial acceptance and successful operation of many of these products and services is dependent on the availability of a highly accurate and comprehensive geographical database, such as our NAVTECH data. Our database is a digital representation of road transportation networks in the United States, Canada, numerous European countries and various other countries, constructed to provide a high level of accuracy and useful level of detail. Our database includes extensive road, route and related travel information, including attributes collected by road segment. Some examples of the attributes collected for the NAVTECH database are:

  •
  Existence, location, shape and arterial classification of roads;

  •
  Details regarding ramps, road barriers/dividers, bridges and overpasses;

  •
  Certain traffic rules and regulations, such as one-way streets, turn restrictions, vehicle restrictions and speed limits;

  •
  Sign information;

  •
  Street names and addresses; and

  •
  Points of interest, such as airports, hotels and restaurants.

        We currently provide coverage relating to approximately 4.3 million miles of roadway in the United States and Canada, including virtually all roadways in the United States plus detailed coverage in areas in which a majority of the population of the United States and Canada live and work. In Europe, our database covers virtually all main arterial roads within Western Europe's major highway network and has detailed coverage for numerous cities throughout Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain, Switzerland, Sweden and United Kingdom. In addition, we offer coverage in Bahrain, the Czech Republic, the Kingdom of Saudi Arabia, Kuwait, Oman, Qatar, the Republic of South Africa, the Slovak Republic, Taiwan and United Arab Emirates.

        Our principal office is located at 222 Merchandise Mart Plaza, Suite 900, Chicago, Illinois 60654 and our telephone number at that location is (312) 894-7000. We were incorporated originally in California in 1985, and we subsequently reincorporated in Delaware in 1987. Our web site address is www.navtech.com.

Relationship With and Control by Philips.

        Philips Consumer Electronics B.V. ("Philips B.V." or "Philips"), a subsidiary of Koninklijke Philips Electronics N.V. ("Philips N.V."), is our principal stockholder, holding, as of December 31, 2002, approximately 83% of the issued and outstanding shares of our common stock and warrants to acquire 47,380,000 shares of our common stock. Philips previously held all of the Company's outstanding Series A and Series B preferred stock, which converted to common stock as of October 1, 2002. Litigation currently is pending in which Philips is challenging the price at which the Company's Series A and B preferred stock converted to common stock. The result of that litigation may have a substantial dilutive effect to the other holders of our common stock. See "Item 3. Legal Proceedings" for further information on the pending litigation and its potential effect on the conversion of the Series A and Series B preferred stock. Philips has the power to elect all of the members of our board of directors, except to the extent that it has agreed that another shareholder or individual shall have the right to appoint or serve as a director. See "Item 10. Executive Officers and Directors" for additional information regarding these agreements and Philips' rights.

Industry Background.

        Businesses and consumers are seeking solutions for a wide range of navigation and transportation needs. Their goals include time savings, increased efficiency and economy, increased safety and security, reduced stress and inconvenience, and improved traffic congestion reporting and management. Achieving these goals is impeded by the lack of usable information, such as accurate and understandable driving directions, complete and up-to-date information about local travel conditions and restrictions, and similar information. People not traveling by automobile also have been looking for ways to use their wireless telephones and similar wireless devices to access location-based information, such as street-level directions and information about local points of interest.

        In response to these demands, a variety of businesses in several industries, including automotive, electronics, communications and the Internet, have been actively developing and marketing a wide range of navigation products and geographic information-based systems and services. For personal navigation, much of the focus of product development efforts and offerings historically has been on automotive navigation systems. The more technologically sophisticated products—route guidance products—use integrated hardware and software systems located inside a vehicle that enable accurate and efficient vehicle navigation by providing dynamic real-time positioning information and turn-by-turn driving directions. The less technologically sophisticated—map and/or route planning products—are computer-based and typically enable the user to designate geographic points and obtain detailed driving instructions between the points, but lack the just-in-time type of navigation instructions that are characteristic of route guidance products.

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

Strategy.

        We have devoted substantial resources to the development of a comprehensive, accurate and detailed navigable database for the United States, Canada, numerous European countries and various other countries. Our efforts to develop our business to date have consisted principally of the creation, updating and enhancement of our NAVTECH database, the establishment of a multi-office, multi-country field organization, and the development of technology and software related to our NAVTECH database. Our strategy is to establish Navigation Technologies as the leading provider of digital map information and enabling technology for navigation and other geographic information-based products and services and other applications.

NAVTECH Database.

        The NAVTECH database is a digital representation of road transportation networks in the United States, Canada, numerous European countries and various other countries, constructed to provide the high level of accuracy and detail necessary to support route guidance products and similar applications. We devote significant resources to creating, updating and enhancing our data and maintaining its quality. We also have made significant investments in software and related tools for database creation and updating. The NAVTECH database is constructed to the same general specifications regardless of coverage area so that product developers, manufacturers and service providers generally can design a single product that can be sold throughout the United States, Canada, Europe and various other countries.

        Generally, we provide varying levels of coverage ranging from intertown coverage, our base coverage, to our most comprehensive coverage, detailed coverage. Detailed coverage provides sufficient detail to allow door-to-door, turn-by-turn route guidance to addresses, points of interest and other locations within coverage areas. This coverage also generally includes a broad, logical driving area around the named city regardless of city, county and state boundaries. Road network coverage, which is in between detailed coverage and intertown coverage, typically includes most roads with the exception of some local, residential or rural roads (referred to as functional class 5 roads) with verification done of roads that typically contain the most complex driving and navigating decisions (called functional class 1-4). Intertown coverage includes the major roadways and select local travel information, and seamlessly connects the detailed coverages. Route guidance products typically incorporate both detailed and intertown information.

        In the contiguous 48 states of the United States and portions of Hawaii and Canada, detailed coverage is complete for cities and their respective surrounding areas, covering in the aggregate approximately 60% of the total combined population of the United States and Canada. We have road network coverage with full road inclusion for an additional 39% of the population, which consists of coverage for 35% of the population that contains verification for roads with functional class 1-4 and coverage for 4% of the population that only contains verification for roads with functional class 1-2.

        In Europe, detailed coverage is complete for urban and rural areas covering approximately 74% of the total combined population of the following 21 countries: Andorra, Austria, Belgium, Denmark,

Finland, France, Germany, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, The Netherlands, Norway, Portugal, San Marino, Spain, Sweden, Switzerland, Vatican City and the United Kingdom. Intertown coverage is complete for all mentioned countries with the exception of Finland, Ireland, Norway and the Northern Ireland part of the United Kingdom. In these countries as well as in the Czech Republic and the Slovak Republic, the intertown coverage is limited to the connector roads between the major metropolitan areas and the country borders.

        Creating, maintaining and delivering a comprehensive, high quality navigable database is a multi-step, labor-intensive process. The major steps consist of:

  •
  Data Collection. We gather raw geographic data, street name information and navigation information (e.g., barriers, one-way restrictions, turn restrictions and other driving rules) from a variety of sources, including government agencies and other regional and local sources, and by direct observation using our field staff.

  •
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

  •
  Data Validation. Throughout the data entry process, our proprietary systems constantly check the accuracy of the data.

  •
  Data Extraction. We process the data into a variety of formats and data sets for delivery to our customers.

        During initial database creation, our field personnel build relationships with authorities at all levels responsible for the roadways to gather driving rule and other information and field-verify the database. In many cases, the Company enters into agreements with governmental offices or territories in order to license certain roadway information. Because of the large number and varying sizes and structures of such governmental entities, the form of these agreements varies greatly. Moreover, because each agreement covers only a limited geographical area and the information covered by such agreements can be obtained by alternate means (including through direct observation by our field personnel), the Company believes that none of these agreements are material to the Company's business.

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

        In connection with our NAVTECH database, we provide consulting services, customer support, software and software development tools to our customers that purchase such tools and services. We believe these tools and services help these customers reduce the development costs and time to market for their products and services that use NAVTECH data.

        We are also currently working with several suppliers and customers to combine in-vehicle incident and traffic flow information with our NAVTECH database.

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

        In addition, we have developed software known as SDAL (Standard Data Access Library) software, which is intended to support a common database physical storage format known as SDAL Format, which we also developed. This software and format allows and encourages interoperability across navigation systems of different suppliers and simplifies database distribution and support logistics. The Company is in the process of developing the next generation of this software. We are also developing a navigation application development framework, which, together with such software, will enable our customers to bring products based on the NAVTECH database to market more quickly and at reduced cost.

Marketing and Database Distribution.

        We market our NAVTECH database to vehicle manufacturers, automotive electronics manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers. Our marketing efforts include a direct sales force, attendance and exhibition at trade shows and conferences, advertisements in relevant industry periodicals, direct sales mailings and advertisements, electronic mailings and internet-based marketing.

        There are multiple methods of distribution to provide NAVTECH data to end users. For example, our customers produce copies of NAVTECH data on various storage media, such as CD-ROMs, DVDs and other media. Our customers then distribute those media, either bundled or otherwise incorporated into the customer's products or separate, but for use with the customer's products, to end users directly and indirectly through retail establishments, vehicle manufacturers and their dealers, and other re-distributors. We also produce copies of NAVTECH data and distribute those copies to end users both directly and indirectly through vehicle manufacturers and their dealers. In those cases where we produce and distribute copies to end users, the copies are either prepared for specific use with our customers' products or are in our SDAL Format. Additionally, some of our customers store NAVTECH data on servers and distribute information, such as map images and driving directions, based on the NAVTECH data over the Internet and through other communication networks.

        Our general policy is to charge a license fee for use of our NAVTECH data. The amount of the fee varies depending upon the nature of the application using the data and may be charged on a per-copy, per-transaction, subscription or other basis. Typically, where our customer makes and distributes copies of our NAVTECH database, the customer is responsible for paying a license fee to us. Where we make and distribute copies of our NAVTECH database ready for end users, a license fee is sometimes paid to us by the end user and sometimes paid to us by the maker or reseller of the product in which the copy of our NAVTECH database is to be used. For in-vehicle navigation systems, we sometimes provide services related to the distribution of copies of the database and charge a fee for the provision of such services. We have also invested significant resources in internal-use software to enhance our NAVTECH database capabilities.

        We generate consulting revenue from our professional services group, also known as our technical customer support organization. Our technical customer support organization assists customers from product inception through testing and market introduction, with support continuing beyond. A customer support manager is assigned to large customers and works closely with our database creation and updating groups to coordinate availability of appropriate database coverage in conjunction with customer product release and roll-out plans.

Customers.

        We have established customer relationships and entered into licensing arrangements with vehicle manufacturers, automotive electronics manufacturers, governmental entities and other developers, manufacturers and marketers of products and services that use NAVTECH data. Our customers include: customers who primarily sell or develop vehicle route guidance products for factory installation, dealer installation and aftermarket sale; customers who develop and market online and wireless products and services incorporating NAVTECH data in a variety of applications, including travel information and driving direction services; and customers such as software logistics solutions firms and developers and marketers of fleet routing, scheduling and similar products.

        During our fiscal year ended December 31, 2000, BMW AG (including its affiliates) was our only customer who represented 10% or more of our revenue. During the fiscal years ended December 31, 2001 and December 31, 2002, BMW AG (including its affiliates) represented approximately 19% and 15% of revenue, respectively, and Harman International Industries, Inc. (including its affiliates) represented approximately 11% and 13% of our revenue, respectively. We sell copies of our database and map disks to BMW in North America and Europe pursuant to BMW's standard purchasing terms and conditions, modified in specific instances by separate agreements with BMW. BMW is not obligated to make any minimum purchases under these arrangements. We have also entered into an agreement with BMW to develop a database for South Africa and to sell copies of such database and map disks to BMW. We have entered into a data license agreement with Harman pursuant to which we grant Harman territory-specific, non-exclusive, non-transferable and non-sublicensable licenses to use our database information in certain of Harman's products. The license agreement does not provide for any minimum license fees with respect to the territories currently covered by the agreement.

        In 1991, the Company entered into a database license agreement with an unaffiliated company (the "1991 Agreement") that required fixed prepaid license fees for use of the Company's database in route guidance products and other applications. Under the 1991 Agreement, the Company received $3,000,000 in cash through 1994, in exchange for aggregate future credits of $6,500,000, which could be utilized by such company as credits against 50% of future license obligations subject to a maximum of $2,000,000 in any one year. Any portion of this $6,500,000 in credits that was unused as of December 31, 2000, was refundable in cash by the Company. Due to the repayment contingencies discussed above, the amounts received were initially recorded as refundable deferred licensing advances. The total amount initially recorded of $3,000,000 was accreted to the maximum amount repayable as of December 31, 2000, at rates ranging from 9% to 14% using the effective interest rate method. The interest rate on remaining unpaid balances under the 1991 Agreement increased to 15% after December 31, 2000.

        On September 27, 2002, the Company amended the 1991 Agreement (the "2002 Amendment"). Immediately prior to the 2002 Amendment, approximately $7,800,000 was due by the Company under the 1991 Agreement. Pursuant to the provisions of the 2002 Amendment, the Company was required to (i) repay $4,000,000 of the outstanding balance in cash, and (ii) provide aggregate future credits of $6,000,000, which must be used by the unaffiliated company by December 31, 2007. The Company made cash payments of $2,000,000 on October 11, 2002 and $2,000,000 on November 14, 2002. The $6,000,000 of license fee credits can be applied toward payment of up to 75% of license fees owed to the Company, including minimum annual license fees. Any portion of the unused license fee credits as of December 31, 2007 will be forfeited. Upon execution of the 2002 Amendment, the Company re-classified the remaining $3,800,000 balance of refundable deferred licensing advances to long-term deferred revenue. The $3,800,000 of long-term deferred revenue recorded upon execution of the 2002 Amendment will be recognized as revenue in future periods in proportion to the unaffiliated company's usage of the $6,000,000 of license fee credits. Non-cash revenue of $48,000 was recognized during the year ended December 31, 2002, and the unused license fee credits available are $5,924,000 as of December 31, 2002.

        We have entered into written agreements of various types, principally license agreements, with each of our customers. These agreements, however, are not requirements contracts. We endeavor to grow and diversify our customer base on a continuous basis through our marketing and sales efforts.

License Agreements.

        We license and distribute our database in several ways, including by licensing and delivering our database to our business customers, such as application developers and service providers, who then distribute the database directly or indirectly to business and consumer end users in connection with their products and services. We also license and distribute our database directly (or indirectly through distributors) to both business and consumer end users. In addition to the basic license terms that typically provide for non-exclusive licenses, our license agreements generally include additional terms and conditions for the licenses relating to the specific use of the data. Our license fees vary depending on several factors, including the use for which the data has been licensed, the content of the data to be used by the product or service, and the geographical scope of the data.

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

Competition.

        The market for map information is highly competitive. We compete with other companies, as well as with governmental and quasi-governmental agencies, that provide map information in a wide range of map applications with varying levels of functionality. We believe that the principal elements of competition in the market for map information are the geographical coverage of the database, the range and specificity of the information in the database, database accuracy, the price to customers for the use of the database, the price to consumers for the applications or other goods in which the applications are provided, alternative goods available to purchasers, and the availability of software and hardware products that are compatible with the database (or available or used in products/services that use such map information). We currently have several major competitors in providing map information, including TeleAtlas N.V., Geographic Data Technologies Incorporated (GDT) and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use. We believe that GDT and TeleAtlas are now offering more detailed map data for the United States than previously available from such companies, enabling greater functionality, such as turn-by-turn directions. Increased competition or other competitive pressures may result in price reductions, reduced profit margins, or loss of market share, each of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Employees.

        As of December 31, 2002, we had a total of 1,186 employees. We believe that relations with our employees are good, and we have not experienced any work stoppages due to labor disputes.

International operations and foreign currency fluctuations.

        We have substantial operations in Europe and other jurisdictions and we expect a significant portion of our revenues and expenses will be generated by our European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, including compliance with, or changes in, the laws and regulatory requirements of various foreign countries and the European Union, difficulties in staffing and managing foreign subsidiary operations, taxes, trade barriers and business interruptions. In addition, substantially all of our expenses and revenues relating to our international operations are denominated in foreign currencies. Historically, we have not engaged in activities to hedge our foreign currency exposures although we may do so in the future. As a result, we are and will continue to be subject to risks related to foreign currency fluctuations until we engage in such hedging activities, if ever. Any of these matters could increase our expenses and have a material adverse effect on our financial condition and results of operations.

        The following summarizes net revenue on a geographic basis for the years ended December 31, 2000, 2001 and 2002 (in thousands):

	Years ended December 31,
	2000	2001	2002
Net revenue:
North America	$33,481	39,796	52,807
Europe	48,714	70,635	113,042

Total net revenue	$82,195	110,431	165,849

        Revenues are attributed to North America (United States) and Europe (The Netherlands) based on the entity that executed the related licensing agreement.

        The following summarizes long-lived assets on a geographic basis as of December 31, 2000, 2001, and 2002 (in thousands):

	December 31,
	2000	2001	2002
Property and equipment, net:
North America	$9,432	8,450	5,762
Europe	2,685	2,702	2,086

Total property and equipment, net	$12,117	11,152	7,848

Capitalized software development costs, net:
North America	$7,456	15,629	18,951
Europe	—	—	—

Total capitalized software development costs, net	$7,456	15,629	18,951

Item 2. Properties.

        Our corporate headquarters are located in Chicago, Illinois, and we maintain a regional headquarters in Best, The Netherlands. We also have a production facility in Fargo, North Dakota. The table below provides additional information concerning our principal facilities, including the approximate square footage of each facility and the lease or sublease expiration date. We believe that our facilities are generally suitable to meet our needs for the foreseeable future, but we believe we need additional space for our corporate headquarters, and are in the process of securing such space.

Location	Use/Purpose	Square Footage	Lease Expiration
Chicago, IL	Corporate Headquarters	99,545	September 30, 2007
Fargo, ND	Production Facility	56,500	August 31, 2010
Best, The Netherlands	Regional Headquarters	26,896	December 31, 2006

        In addition to these facilities, we also have approximately 141 field, administrative, and home offices in 17 countries worldwide.

Item 3. Legal Proceedings.

        Philips B.V. filed a complaint (the "Complaint") against the Company in the Court of Chancery of the State of Delaware in and for New Castle County on September 20, 2002. The Complaint alleged that the Company did not intend to comply with its obligations under the Certificates of Designation for the Company's Series A and Series B preferred stock to convert such preferred stock into common stock pursuant to the terms of such Certificates. The Complaint sought declaratory relief, injunctive relief and specific performance to require the Company to determine the applicable conversion price in accordance with the terms of the respective Certificates of Designation. On September 27, 2002, a special committee of the Board of Directors (the "Special Committee") was formed to address the Company's defense to the Complaint. On December 30, 2002, the Special Committee issued a report to the Board of Directors reporting, among other things, that Messrs. van Ommeren and Shields, as directors of the Company and as members of the Special Committee, had determined that Messrs. van Ommeren and Shields are the disinterested members of the Board of Directors for purposes of determining the conversion price (i.e., the Current Market Price, as defined in the respective Certificates of Designation) for the Series A and Series B preferred stock. Messrs. van Ommeren and Shields then determined that the Current Market Price of the Company's common stock as of October 1, 2002 was $0.86 per share. This determination was made by Messrs. van Ommeren and Shields and does not reflect the views of the full Board of Directors of the Current Market Price. The number of shares of common stock issuable to Philips B.V. as a result of the conversion of the Series A and Series B preferred stock based on a Current Market Price of $0.86 is 776,675,105.686 shares.

        Philips B.V. has informed the Company that it does not agree with the determination by Messrs. van Ommeren and Shields of the Current Market Price and believes that the Current Market Price is substantially lower. Philips B.V. has indicated that it intends to dispute in the legal proceedings the determination by such directors of the Current Market Price.

        The Company has engaged outside counsel in connection with these legal proceedings. It is still not possible at this time to predict the outcome of this dispute, but based on our ongoing review, the Company does not believe the lawsuit will have a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome, this litigation may result in substantial expense and require a significant level of management attention. The ultimate determination of the Current Market Price may or may not be $0.86 per share and will depend on the outcome of the litigation by judgment, settlement or otherwise. In addition, the resolution of the litigation may result in a significant number of additional shares of the Company's common stock being issued to Philips B.V., which would have an immediate and substantial dilutive effect on the holders of our common stock. As of December 31, 2002, the Company has recorded $500,000 of accrued expenses in connection with this matter.

        In addition, there is no established trading market for the Company's common stock, and as such, the determination by the Special Committee that the Current Market Price of the Company's common stock equals $0.86 per share may not be indicative of the price per share of the Company's common stock following a sale or merger of the Company, or an initial public offering of the Company's common stock.

        Except as described above, there is no material pending legal proceeding to which the Company is a party or of which any of the Company's property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

        On December 19, 2002, Philips, our principal stockholder, approved resolutions authorizing the Company to complete an internal restructuring for tax purposes whereby (i) two of our subsidiaries, Navigation Technologies International Corporation and Navigation Technologies North America, Inc., were converted into Delaware limited liability companies, (ii) all of the Company's ownership interests in its subsidiaries, Navigation Technologies B.V. and Navigation Technologies Kabushiki Kaisha, were contributed to Navigation Technologies International, LLC and (iii) substantially all of the operating assets and liabilities of the Company, other than its ownership of its other subsidiaries and its patents and trademarks, were transferred to Navigation Technologies North America, LLC. Philips voted all of its shares of our voting capital stock approving these resolutions. See "Item 3. Legal Proceedings" and "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information regarding Philips' ownership of our capital stock.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

        There is no established trading market for shares of Navigation Technologies common stock; therefore, information with respect to the market prices of the common stock has been omitted. However, in connection with the Company's stock option exchange, the Company granted replacement options to purchase 83,927,226 shares of common stock to employees on May 15, 2002, with an exercise price equal to $0.10 per share, which was determined by the Company's Board of Directors to be the fair market value of the Company's common stock on that date. In connection with the determination of fair market value, the Board had the assistance of an independent valuation firm, considered information provided by the Company's principal stockholders and reviewed such other information as deemed relevant. See also "Item 3. Legal Proceedings" for information regarding a dispute over the Current Market Price (as defined in the Company's Certificates of Designation for the Series A and Series B preferred stock) of the Company's common stock.

Holders

        As of December 31, 2002, 496 persons of record held shares of our common stock, 1,104 persons of record held employee stock options to acquire our common stock and 1 person of record held warrants to acquire our common stock. As of December 31, 2002, an aggregate of 108,957,210 shares of our common stock were subject to employee stock options and 47,380,000 shares of our common stock were subject to warrants.

        The Company's Series A and Series B preferred stock converted to common stock as of October 1, 2002. See "Item 3. Legal Proceedings" for information regarding litigation with respect to the conversion of the Series A and Series B preferred stock.

Dividends

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2002, regarding the number of shares of common stock that may be issued under the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	108,957,210	$0.21	96,606,523
Equity compensation plans not approved by security holders	—	—	—
Total	108,957,210	$0.21	96,606,523

        The number of securities remaining available for future issuance under equity compensation plans set forth above represents shares available for issuance under the Company's 2001 Stock Incentive Plan.

Item 6. Selected Financial Data.

        The following selected historical consolidated financial data as of December 31, 2001 and 2002 and for the years ended December 31, 2000, 2001 and 2002, have been derived from the audited consolidated financial statements of Navigation Technologies, appearing elsewhere in this document. The following selected historical consolidated financial data as of December 31, 1998, 1999 and 2000 and for the years ended December 31, 1998 and 1999, have been derived from the audited consolidated financial statements of Navigation Technologies, which are not included herein. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto appearing elsewhere in this document.

NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES

(In thousands)

	Years Ended December 31,
	1998	1999	2000	2001	2002
Consolidated Statement of Operations Data:
Net revenue	$26,844	51,088	82,195	110,431	165,849
Database licensing and production costs	69,039	73,987	78,659	80,653	94,634
Selling, general and administrative expenses	37,684	56,043	54,855	58,669	61,287

	106,723	130,030	133,514	139,322	155,921

Operating income (loss)	(79,879)	(78,942)	(51,319)	(28,891)	9,928
Other expense, net	(24,798)	(42,053)	(58,249)	(18,050)	(668)

Income (loss) before income taxes and extraordinary item	(104,677)	(120,995)	(109,568)	(46,941)	9,260
Income tax expense	—	—	—	—	(1,105)

Income (loss) before extraordinary item	(104,677)	(120,995)	(109,568)	(46,941)	8,155
Extraordinary loss on early extinguishment of debt, net of tax(1)	—	—	—	(69,568)	—

Net income (loss)	(104,677)	(120,995)	(109,568)	(116,509)	8,155
Cumulative preferred stock dividends	—	—	—	(91,417)	(110,464)

Net loss applicable to common stockholders	$(104,677)	(120,995)	(109,568)	(207,926)	(102,309)

Basic and diluted loss per share of common stock before extraordinary item	$(0.31)	(0.32)	(0.28)	(0.35)	(0.17)
Basic and diluted loss per share of common stock related to extraordinary item	—	—	—	(0.17)	—

Basic and diluted loss per share of common stock	$(0.31)	(0.32)	(0.28)	(0.52)	(0.17)

Shares used in per share computation	334,643	380,653	396,664	398,178	594,242

Other Data:
Depreciation and amortization	$3,277	3,345	5,193	8,541	10,563
Amortization of goodwill	6,092	11,677	—	—	—
Capital expenditures	(5,539)	(2,697)	(18,162)	(15,892)	(12,183)
	December 31,
	1998	1999	2000	2001	2002
Consolidated Balance Sheet Data:
Total assets	$30,026	22,220	51,263	62,476	80,327
Long-term debt(1)	165,252	237,632	339,733	—	—
Total stockholders' equity (deficit)(1)	(163,389)	(259,360)	(345,908)	3,571	11,237

(1)
The Company's outstanding borrowings with Philips were extinguished in exchange for preferred stock during 2001.

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

        Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of December 31, 2002, we had an accumulated deficit of $757.6 million. Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. We anticipate that operating expenses will continue to increase as we continue our growth and development activities, including further development and enhancement of the NAVTECH database and increasing our sales and marketing efforts. Although our revenues have grown significantly over the past three years, we may not be able to sustain these growth rates. While we have been successful in achieving an operating profit in 2002, we cannot assure you that we will be able to maintain profitable operations in the future.

        The market for products and services that use the NAVTECH database is evolving, and we believe that our future success depends upon the development of markets for a variety of products and services that use our database. Even if such products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will result in our maintaining profitable operations. Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database, which could materially adversely affect our business and prospects.

        Material portions of our revenues and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenues and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, and fluctuations in the value of currencies in relation to the United States dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Historically, we have not engaged in activities to hedge our foreign currency exposures, although we may do so in the future. Revenues derived from our European operations in 2000, 2001 and 2002, accounted for approximately 59%, 64%, and 68%, respectively, of our total revenue.

Critical Accounting Policies.

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and make various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that, of the significant policies used in the preparation of our consolidated financial statements (see Note 1 of Notes to Consolidated Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment and complexity.

  Revenue Recognition

        We derive a substantial majority of our revenue from licensing our database. We also generate revenue from professional services. Revenue is recognized net of provisions for estimated uncollectible amounts and anticipated returns. Database licensing revenue includes revenue that is associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), prepaid licensing fees from our distributors and customers and direct sales to end users.

        Nonrefundable minimum licensing fees are received upfront and represent a minimum guarantee of fees to be received from the licensee (for sales made by that party to end users) during the period of the arrangement, typically one year. We generally cannot determine the amount of up-front license fees that have been earned during a given period until we receive a report from the customer. Accordingly, we amortize the total up-front fee paid by the customer ratably over the term of the arrangement. When we determine that the actual amount of licensing fees earned exceeds the cumulative revenue recognized under the amortization method (because the customer reports licensing fees to us that exceed such amount) we recognize the additional licensing revenues.

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

        Revenues from licensing arrangements including a database update are allocated equally to the two shipments of our database to the customer. The Company does not sell database updates to its existing customers at a reduced price, so the database update is considered to have an equal value to the original database provided under such arrangements. Licensing arrangements that entitle the customer to unspecified updates over a period of time are recognized as revenue ratably over the period of the arrangement.

        Revenue from the sale of professional services provided on a time and material basis is recognized as the services are performed.

  Allowance for Doubtful Accounts

        We record allowances for estimated losses from uncollectible accounts based upon specifically identified amounts that we believe to be uncollectible. In addition, we record additional allowances based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the credit worthiness of one of these customers or other matters affecting the collectibility of amounts due from such customers could have a material adverse affect on our results of operations in the period in which such changes or events occur.

  Database Licensing, Production and Software Development Costs

        We have invested significant amounts in creating and updating our database and developing related software applications for internal-use. Database licensing and production costs consist of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs are expensed as incurred. These costs include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content. Database licensing and distribution costs include the direct costs related to reproduction of the database for licensing and per-copy sales and shipping and handling costs. Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable our core database to operate with emerging technologies, and (iii) applications to facilitate customer use of our database. Costs of internal-use software are accounted for in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally five years. It is reasonably possible that our estimates of the remaining estimated economic life of the technology could differ from the current amortization periods. In that event, impairment charges or shortened useful lives of internal-use software could be required. Research and development activities are expensed as incurred.

  Impairment of Long-lived Assets

        As of December 31, 2001 and 2002, the Company's long-lived assets consisted of property and equipment and internal-use software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows. During the third quarter of 2002, the Company performed a strategic review of its software development initiatives, including a comprehensive assessment of its internal-use software development projects to ensure that projects with capitalized costs are expected to provide substantive future service potential. Based on this review, management determined that certain capitalized software development costs were impaired, and it was necessary to write-down the balance by $2,114,000. Future changes in technology or strategic decisions affecting our software development initiatives could generate further impairments in future periods. However, management currently believes that the remaining capitalized software development costs after this write-down are recoverable. In reaching this conclusion, management considered the progress of each of our internal-use software development projects to date, expected completion timelines, and budgeted future expenditures for each of the projects.

  Realizability of Deferred Tax Assets

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management's evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent that it can be objectively verified. We have generated significant taxable losses since our inception, and management has concluded that, as of December 31, 2001 and 2002, a valuation allowance against substantially all of our deferred tax assets is required.

        For the year ended December 31, 2002, our European operations generated taxable income, while the taxable loss incurred by our domestic operations decreased from prior years. If the level of taxable income generated in certain jurisdictions, including European jurisdictions, continues to increase in future periods, management may determine that sufficient objective evidence exists to conclude that it is more likely than not that all or a portion of the deferred tax assets attributable to such jurisdictions will be realized. If such a determination is made in a future period, we would reduce the deferred tax asset valuation allowance and record an income tax benefit in our consolidated statements of operations. It is possible that such adjustments would be material to the results of our operations in the periods in which these determinations are made. However, there can be no assurance that Navigation Technologies will continue to experience growth in revenues and operating income in future periods.

Results of Operations.

Comparison of Years Ended December 31, 2001 and 2002

        Revenues.    Total revenues increased 50.2% from $110.4 million in 2001 to $165.8 million in 2002. The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth occurred in all geographic regions in 2002, as North American revenues increased 32.7% from $39.8 million in 2001 to $52.8 million in 2002, and European revenues increased 60.1% from $70.6 million in 2001 to $113.0 million in 2002. North American and European revenue was positively affected by the increase of navigation unit sales during 2002. Foreign currency translation increased revenues within the European operations by $11.7 million during 2002 due to the strengthening of the Euro. Approximately 38% of our revenues in 2001 came from three customers (accounting for 19%, 11%, and 8% of total revenues, respectively), while approximately 36% of our revenues for 2002 came from three customers (accounting for 15%, 13%, and 8% of total revenues, respectively).

        Database Licensing and Production Costs.    Database licensing and production costs increased 17.2% from $80.7 million in 2001 to $94.6 million in 2002. This increase was due primarily to the increased database licensing and production costs from increased revenue and a $2.1 million net write-down for impairment of internal-use software during 2002. The remaining increase was due to our continued investment in updating, improving, and maintaining the coverage of our database as well as increased efforts related to technological enhancements to our database in both North America and Europe plus an unfavorable foreign currency translation effect within European operations of $3.9 million due to the strengthening Euro, offset, in part, by the capitalization of $10.8 million and $10.0 million of development costs for internal-use software in 2001 and 2002, respectively.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased 4.4% from $58.7 million in 2001 to $61.3 million in 2002. This increase was due primarily to our investments in growing the size of our worldwide sales force and marketing initiatives, and in improving our infrastructure to support future growth plus an unfavorable foreign currency translation effect within European operations of $1.8 million due to the strengthening Euro.

        Other Income and Expense.    Interest expense decreased from $17.9 million in 2001 to $0.8 million in 2002. The decrease was due primarily to the reduction of our indebtedness during the first quarter of 2001 through the exchange of shares of our Series A and Series B preferred stock for our outstanding borrowings from Philips.

        Income Tax Expense.    Income tax expense was zero in 2001, compared to $1.1 million in 2002. The increase was primarily due to various European countries that do not have tax loss carryforwards as well as $0.4 million arising from a tax audit during 2002. The remaining foreign operations did not incur income tax expense in 2002, because taxable income was applied against available loss carryforwards. No income tax benefit was recorded for domestic or foreign losses during 2001, because a full valuation allowance was recorded against our net deferred tax assets in all jurisdictions. No income tax benefit has been recorded for our domestic losses during 2002, because a full valuation allowance was recorded against our net deferred tax assets in the United States.

        Operating Income (Loss), Net Income (Loss) and Net Loss Per Share of Common Stock.    Our operating loss decreased from $(28.9) million in 2001 to $9.9 million of operating income in 2002, due primarily to our revenue growth in 2002. Our net loss decreased from $(116.5) million in 2001 to $8.2 million of net income in 2002, primarily because the 2001 results included a $(69.6) million extraordinary loss from the early extinguishment of debt that we incurred in connection with the exchange of the shares of our preferred stock for our outstanding indebtedness to Philips and interest charges of $(17.1) million incurred on debt outstanding prior to the exchange. Basic and diluted net loss per share of common stock before extraordinary item decreased from $(0.35) in 2001 to $(0.17) in 2002. This change primarily reflects the impact of our improved operating results and reduced interest expense. In addition, the cumulative preferred stock dividends of $91.4 million and $110.5 million in 2001 and 2002, respectively, on the preferred stock issued to Philips during the first quarter of 2001 in exchange for the extinguishment of debt also affected these results. Including the extraordinary loss on the early extinguishment of debt, basic and diluted net loss per share of common stock decreased from $(0.52) in 2001 to $(0.17) in 2002.

Comparison of Years Ended December 31, 2000 and 2001

        Revenues.    Total revenues increased 34.3% from $82.2 million in 2000 to $110.4 million in 2001. The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth occurred in all geographic regions in 2001, as North American revenues increased 18.8% from $33.5 million in 2000 to $39.8 million in 2001, and European revenues increased 45.0% from $48.7 million in 2000 to $70.6 million in 2001. Approximately 34% of our revenues in 2000 came from three customers (accounting for 17%, 9%, and 8% of total revenues, respectively), while approximately 38% of our revenues for 2001 came from three customers (accounting for 19%, 11%, and 8% of total revenues, respectively).

        Database Licensing and Production Costs.    Database licensing and production costs increased 2.5% from $78.7 million in 2000 to $80.7 million in 2001. This increase was due primarily to our investment in updating and improving the coverage of our database in both North America and Europe, offset, in part, by the capitalization of $7.8 million and $10.8 million of development costs for internal-use software in 2000 and 2001, respectively.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased 6.9% from $54.9 million in 2000 to $58.7 million in 2001. This increase was due primarily to our investments in growing the size and capabilities of our worldwide sales force, and in improving our infrastructure to support future growth.

        Other Income and Expense.    Interest expense decreased from $58.5 million in 2000 to $17.9 million in 2001. The decrease was due primarily to the reduction of our indebtedness during the first quarter of 2001 through the exchange of shares of our Series A and Series B preferred stock for our outstanding borrowings from Philips.

        Operating Income (Loss), Net Income (Loss) and Net Loss Per Share of Common Stock.    Our operating loss decreased from $(51.3) million in 2000 to $(28.9) million in 2001, due primarily to the operating leverage generated by our revenue growth in 2001. Our net loss, however, increased from $(109.6) million in 2000 to $(116.5) million in 2001, as a result of the $(69.6) million extraordinary loss from the early extinguishment of debt we incurred in connection with the exchange of the shares of our preferred stock for our outstanding indebtedness to Philips, offset in part by a reduction in interest expense caused by the early extinguishment. Basic and diluted net loss per share of common stock before extraordinary item increased from $(0.28) in 2000 to $(0.35) in 2001. This change reflects the impact of cumulative preferred stock dividends of $91.4 million on the preferred stock issued to Philips during the first quarter of 2001 in exchange for the extinguishment of debt. This impact was partially offset by reduced operating loss and reduced interest expense in 2001. Including the extraordinary loss on the early extinguishment of debt, basic and diluted net loss per share of common stock increased from $(0.28) in 2000 to $(0.52) in 2001.

Income Taxes.

        As of December 31, 2002, we had net operating loss carryforwards for Federal and state income tax purposes of approximately $219.0 million and $97.9 million, respectively. The difference between the Federal and state loss carryforwards results primarily from a 50% limitation on California loss carryforwards, capitalized research and development costs for California income tax purposes and a five-year limit on California net operating loss carryforwards. Net operating loss carryforwards are available to reduce future taxable income subject to expiration. Our net operating loss carryforwards begin to expire, in part, if not used by the end of 2003, and various amounts expire, if not utilized, each year until 2022. Under certain provisions of the Internal Revenue Code, the availability of our operating loss carryforwards may be subject to limitation if we experience certain substantial changes in our ownership. We did experience such a change in May 1992, which limits the amount of net operating loss carryforwards incurred from 1985 through May 1992 that we may use in any particular year.

        Navigation Technologies has interest expense carryforwards for both Federal and state income tax purposes of approximately $216.0 million. We also have available tax credit carryforwards of approximately $3.6 million and $2.4 million for Federal and state tax purposes, respectively. There is no expiration date for state tax carryforwards and interest expense carryforwards.

        We also have operating loss carryforwards in Europe and Canada of approximately $290.7 million and $4.4 million, respectively. The European loss carryforwards have no expiration date, and the Canadian loss carryforwards generally have a seven-year carryforward period.

Liquidity and Capital Resources.

        We have financed our operations through private placements of equity securities, borrowings from Philips and cash generated from operating income. As of December 31, 2002, cash and cash equivalents totaled $9.4 million. Historically, we have been substantially dependent upon Philips for funding. We entered into a stock purchase agreement with Philips dated as of March 29, 2001, pursuant to which Philips converted an aggregate of $443.0 million of our indebtedness to Philips into 1,695,968.805 shares of our Series A cumulative convertible preferred stock and 42,600,002.533 shares of our Series B cumulative convertible preferred stock. In conjunction with the closing of the stock purchase agreement, Philips purchased 710,000 additional shares of Series A preferred stock for $7.1 million. The stock purchase agreement stipulated that Philips would provide up to $50,000,000 of financing to us in exchange for the issuance of Series A preferred stock up to the earliest date on which a conversion event under the terms of the agreement occurred. Between May 3, 2001 and December 31, 2001, the Company issued 1,600,000 more shares of Series A preferred stock to Philips for $16,000,000 of cash proceeds. The Company did not issue any shares of Series A preferred stock during 2002. The

Series A and Series B preferred stock converted to common stock as of October 1, 2002. Philips does not agree with the conversion price of the preferred stock and has filed litigation against the Company regarding the conversion. The resolution of that litigation may result in a significantly lower conversion price and, as a result, in a significant number of additional shares of the Company's common stock being issued to Philips, which would have an immediate and substantial dilutive effect to the other holders of our common stock. See "Item 3. Legal Proceedings" for further information on the pending litigation.

        We entered into a deposit agreement dated as of May 21, 2002, with Philips N.V. Pursuant to the terms of the deposit agreement, we rolled over $10,000,000 of previously deposited funds from December 20, 2002 for the purpose of optimizing the returns on temporary excess cash. The deposits with Philips N.V. bear interest at a rate of LIBOR minus 1/4%, and had a maturity date of January 3, 2003, at which time all amounts were rolled over at our option.

Credit Facility

        On March 28, 2002 we obtained a bank line of credit that is currently scheduled to mature on June 27, 2003. Pursuant to the terms of the line of credit, we may borrow up to $15.0 million at an interest rate of LIBOR plus 30 basis points or the prime rate at the Company's option. The line of credit is secured by an unconditional and irrevocable guarantee issued by Philips N.V. We pay Philips N.V. a fee of $18,750 per annum in connection with such guarantee and have made a counter guarantee in favor of Philips N.V. with respect to any amounts incurred by Philips N.V. in connection with the Philips N.V. guarantee. We are also required to pay to the bank a commitment fee of 13 basis points per annum on the average daily unused amount during each quarter. As of December 31, 2002, there have been no borrowings on the line of credit.

        The following chart presents our contractual cash obligations and commercial commitments as of December 31, 2002:

Payments due by Period

(In Millions)

Contractual Cash Obligations	Total	1 year or less	1-3 years	4-5 years	After 5 years
Operating leases	$34.7	8.8	13.0	9.1	3.8
Long-term source material obligations	1.3	0.2	0.9	0.2	0.0

Total contractual cash obligations	$36.0	9.0	13.9	9.3	3.8

Amount Expiring Per Period

(In Millions)

Commercial Commitments	Total	1 year or less	1-3 years	4-5 years	After 5 years
Standby letter of credit	$1.7	0.3	0.6	0.5	0.3

Total commercial commitments	$1.7	0.3	0.6	0.5	0.3

        In addition to operating lease commitments for our facilities, we currently have an obligation to pay upon demand long-term source material obligations of $1.3 million payable based upon future revenues generated from our licensing of our database containing the source material. We also have a contingent obligation to repay a $1.7 million reducing standby letter of credit commitment supporting a facility lease.

        As of December 31, 2002, we believe that our current cash resources on hand, deposited temporary excess cash with Philips and our cash flows from operations will satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least 12 months.

Comparison of Years Ended December 31, 2001 and 2002

        For the years ended December 31, 2001 and 2002, net cash provided by (used in) operating activities was $(11.5) million and $22.2 million, respectively. The change from net cash used in operations to net cash provided by operations was primarily the result of the Company's achieving an operating profit due to improved operating leverage.

        Net cash used in investing activities for the year ended December 31, 2001 was $20.9 million compared with $17.2 in 2002. The decrease was due to reduced investments in property and equipment and a slight decrease in software developed for internal-use.

        For the year ended December 31, 2001, net cash provided by financing activities was $32.6 million. For the year ended December 31, 2002, net cash used in financing activities was $3.9 million. Loans from Philips provided $16.6 million of cash and sales of our Series A preferred stock to Philips accounted for $23.1 million of cash from financing activities during 2001 while there were no loans from, or sale of our Series A preferred stock to, Philips in 2002. The $4.0 million repayment of a refundable licensing advance was the primary cause of the net cash used in financing activities for the year ended December 31, 2002.

Comparison of Years Ended December 31, 2000 and 2001

        For the year ended December 31, 2000, net cash used in operating activities was $45.6 million. For the year ended December 31, 2001, net cash used in operating activities was $11.5 million. The decrease in cash used in operating activities reflects primarily the effect of the reduced operating loss and an $8 million licensing fee received in advance from one customer during 2001.

        Net cash used in investing activities for the year ended December 31, 2000 was $18.2 million compared with $20.9 million in 2001. Increased investments in software developed for internal use and a $5.0 million loan to Philips were partially offset by reduced investments in property and equipment.

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

New Accounting Pronouncements.

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 on January 1, 2003, at which time the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in the Company's consolidated statements of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an

interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We invest our cash in highly-liquid cash equivalents and do not currently have investments in derivative financial instruments. We do not believe that our exposure to interest rate risk is material to our results of operations.

        A material portion of our revenues and expenses have been generated by our European operations and we expect that our European operations will account for a material portion of our revenues and expenses in the future. In addition, substantially all our expenses and revenues related to our international operations are denominated in foreign currencies. Historically, we have not engaged in activities to hedge our foreign currency exposure, although we may do so in the future. As a result, we are subject to risks related to foreign currency fluctuations, which may have a negative effect on our results of operations. We will continue to be subject to such risks until we engage in such hedging activity, if ever. Based on our 2002 net income, a $0.10 change in the average U.S. dollar/euro currency exchange rate (actual 2002 average rate of $0.94 U.S. dollar/euro) would have increased or decreased the Company's net income by $2.1 million.

Item 8. Financial Statements and Supplementary Data.

        See Financial Statements beginning on page F-1 following the Exhibit Index and the Financial Statement Schedule on page F-26.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers.

Executive Officers and Directors.

        Our executive officers and directors and their ages, as of December 31, 2002, are as follows:

Name	Age	Position(s)(8)
Executive officers and directors:
Judson C. Green(1)	50	President, Chief Executive Officer and Director
David B. Mullen	52	Executive Vice President and Chief Financial Officer
Denis M. Cohen(2)	62	Executive Vice President, Sales Europe
John K. MacLeod(3)	45	Executive Vice President, Global Marketing and Strategy
Lawrence D. Chesler	65	Senior Vice President, Corporate Affairs and Corporate Secretary
M. Salahuddin Khan	50	Senior Vice President, Technology & Development and Chief Technology Officer
Mary D. Hardwick	43	Vice President, Quality
James M. Herbst	39	Vice President, Digital Mapping Operations
Lawrence M. Kaplan	39	Vice President and General Counsel
Christine C. Moore	52	Vice President, Human Resources
Non-management directors:
Richard J. A. de Lange(4)(5)(7)	57	Director—Chairman
T. Russell Shields(6)	61	Director
William E. Curran(4)(5)(7)	54	Director
James P. Nolan(7)	42	Director
Dirk-Jan van Ommeren(4)(5)(7)	52	Director

(1)
Serves as a member of the board of directors pursuant to the terms of his employment agreement.

(2)
Prior to January 2003, Mr. Cohen was Executive Vice President, Marketing & Sales, Europe and Japan.

(3)
Prior to January 2003, Mr. MacLeod was Executive Vice President, Marketing & Sales, North America and World Markets.

(4)
Member of the Compensation Committee.

(5)
Member of the Audit Committee.

(6)
Philips B.V., NavPart I B.V. and Maarten A.J.M. Scholtens, as escrow agent on behalf of NavPart II B.V., have each agreed that so long as Mr. Shields and his immediate family beneficially own 10% or more of the outstanding shares of common stock, each such stockholder and its respective controlled affiliates shall vote in favor of Mr. Shields' election to the board of directors. In addition, pursuant to the Separation Agreement with Mr. Shields, Navigation Technologies agreed to use its best efforts to cause his election to the board of directors, so long as Mr. Shields and his family beneficially own 10% or more of the outstanding shares of common stock.

(7)
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

(8)
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

David B. Mullen

        David B. Mullen serves as our Executive Vice President and Chief Financial Officer. Prior to joining the Company in December 2002, he was Chief Financial Officer of Allscripts Healthcare Solutions, Inc., a healthcare technology firm, from August 1997 to September 2002. From 1995 to 1997, Mr. Mullen was Chief Financial Officer of Enterprise Systems, a healthcare software company. Earlier he held several top management positions with CCC Information Services, a software and information services company serving the insurance industry, and spent a number of years in the audit and systems consulting practices of Ernst & Young LLP.

Denis M. Cohen

        Denis M. Cohen currently serves as our Executive Vice President, Sales Europe. Mr. Cohen joined us as President, Europe in 1997 and has also served as our Executive Vice President, Marketing and Sales for Europe and Japan. From 1993 until 1997, Mr. Cohen was with Thomas-CSF as General Manager of Subsidiaries and Sales Offices Network Worldwide for Components Applications.

John K. MacLeod

        John K. MacLeod currently serves as our Executive Vice President of Global Marketing and Strategy. Mr. MacLeod joined us in September 2000 as Executive Vice President, Marketing and Sales for North America and World Markets. From November 1999 until September 2000 he was an independent consultant. As of January 1996 and until November 1999, Mr. MacLeod was Senior Vice President—Development and Operations, Sony Retail Entertainment division of Sony Corporation of America, which division's principal business was location based entertainment.

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

Non-Management Directors.

Richard J. A. de Lange

        Richard J. A. de Lange has served as a member of our board of directors since June 1996 and is the Chairman of the board of directors. He joined Philips Electronics Nederland B.V. in 1970 and held various positions of increasing responsibility within Philips until June, 2002. Since June 2002, Mr. de Lange has been an advisor to the Board of Royal Philips Electronics N.V. Mr. de Lange was Chairman and Chief Executive Officer of the board of management of Philips Electronics Nederland B.V. from October 1998 to June 2002. Mr. de Lange is also a member of the board of directors of Philips Consumer Services B.V. Beginning March 2003, Mr. de Lange is an advisor to the Board of United Pan-Europe Communications Inc. From March 1996 until March 2003, he was a member of the Supervisory Board of United Pan-Europe Communications N.V. Mr. de Lange is also a member of the

Supervisory Board of the University of Amsterdam and Chairman of the Dutch Society of Industry and Commerce.

T. Russell Shields

        T. Russell Shields has served as a member of our board of directors since 1987. As of January 1996, and until October 1999, Mr. Shields was also our Chief Executive Officer. From November 1999 to January 2001 Mr. Shields was Executive Director of AMI-C. In addition, since January 2000, Mr. Shields has served as Principal of Ygomi, LLC. Mr. Shields is the chairman and principal stockholder of SEI Information Technology.

William E. Curran

        William E. Curran has served as a member of our board of directors since April 1996. Since August 2002, he has been Executive Vice President of Philips Medical Systems, a Philips affiliate. From July 1999 to August 2002, Mr. Curran was President and Chief Executive Officer of Philips Electronics North America Corporation ("Philips North America"), another Philips affiliate. From 1996 until October 1999, Mr. Curran was Senior Vice President, Chief Financial Officer of Philips North America. In addition, Mr. Curran has been a director of Philips North America since 1996. From March 1993 to February 1996, he was Chief Operating Officer of Philips Medical Systems, and from February 1987 to February 1996, Mr. Curran was Chief Financial Officer of Philips Medical Systems. Mr. Curran has served on the board of directors of MedQuist, Inc. since July 2000. Mr. Curran has also served as a director of FEI Company since February 1997.

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

Dirk-Jan Van Ommeren

        Dirk-Jan van Ommeren has served as a member of our board of directors since March 1999. Mr. van Ommeren is also the Chairman of the Board of Managing Directors of Oranje-Nassau Groep B.V. Previously, Mr. van Ommeren was the Managing Director of Oranje-Nassau Groep B.V. from 1996 to 1999. Mr. van Ommeren has also held management positions with Amsterdam Investeringsbank, N.V., Westland/Utrecht Hypotheekbank N.V., and Amsterdam-Rotterdam Bank N.V. Mr. van Ommeren also holds positions with the following companies: Reon Investments (Curacao) N.V. (member of the Supervisory Board), Financiere Franco-Neerlandaise (Administrator), VVAA, VVAA Insurance Company, VVAA Life Insurance Company (Member of the Supervisory Board), Hyva Groep B.V. (Member of the Supervisory Board) and Trader Classified Media N.V. (member of the Supervisory Board).

Section 16(a) Beneficial Ownership Reporting Compliance

        Neil Smith, the Company's Vice President, Controller and Principal Accounting Officer, failed to file a Form 3 on a timely basis in 2002.

Item 11. Executive Compensation.

        The following table summarizes the compensation earned in the fiscal years ended December 31, 2000, December 31, 2001 and December 31, 2002 by our chief executive officer and the other four most highly paid executive officers whose total salary and bonus awards exceeded $100,000 for the fiscal year ended December 31, 2002. In this document, we refer to these individuals as our "named executive officers."

Summary Compensation Table

	Annual Compensation							Long-Term Compensation Awards
Name and Principal Position	Salary		Bonus(1)		Other Compensation			Shares Underlying Options
Judson C. Green, President and Chief Executive Officer Year 2000 Year 2001 Year 2002	$ $ $	380,769 600,000 600,000	$ $ $	382,300 480,000 660,000	$ $ $	24,567 36,000 36,000	(2) (2) (2)	35,000,000 0 35,000,000	(3)
Lawrence D. Chesler, Senior Vice President, Corporate Affairs Year 2000 Year 2001 Year 2002	$ $ $	224,231 251,578 255,677	$ $ $	87,700 70,000 88,000	$ $	271 522 0		650,000 250,000 1,500,000	(3)
Denis M. Cohen, Executive Vice President, Sales Europe Year 2000 Year 2001 Year 2002	$ $ $	211,339 204,401 230,971	$ $ $	98,136 115,000 108,322		0 0 0		650,000 0 3,000,000	(4)
M. Salahuddin Khan, Senior Vice President, Technology & Development and Chief Technology Officer Year 2000 Year 2001 Year 2002	$ $ $	266,875 316,154 322,868	$ $ $	150,600 145,000 180,000	$ $ $	920 108 101		2,325,000 500,000 3,500,000	(3)
John K. MacLeod, Executive Vice President, Global Marketing and Strategy Year 2000 Year 2001 Year 2002	$ $ $	80,769 324,231 330,000	$ $ $	160,600 90,000 180,000	$ $	508 102,192 0	(5)	3,000,000 0 3,000,000	(3)

(1)
Represents amounts earned in the year indicated, but paid in the following year.

(2)
Represents an allowance for business expenses and cash awards.

(3)
Represents options to purchase common stock granted in connection with the cancellation of options pursuant to the Company's stock option exchange in 2001.

(4)
Includes options to purchase 1,500,000 shares of common stock granted in connection with the cancellation of options pursuant to the Company's stock option exchange in 2001

(5)
Represents relocation expenses.

Option Grants.

        The following table contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during the fiscal year ended December 31, 2002. The percentage of total options granted to employees set forth below is based on an aggregate of 96,315,625 shares subject to options granted in 2002. All options were granted at fair market value as determined by the board of directors as of the date of grant.

Option Grants In Last Fiscal Year

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percent of Total Options Granted to Employees in 2002
	Number of Securities Underlying Options Granted
Name			Exercise or Base Price ($/Share)	Expiration Date
					5%(1)	10%(1)
Judson C. Green	35,000,000	36.3%	$0.10	5/15/12	$2,201,131	$5,578,099
M. Salahuddin Khan	3,500,000	3.6%	$0.10	5/15/12	$220,113	$557,810
John K. MacLeod	3,000,000	3.1%	$0.10	5/15/12	$188,668	$478,123
Lawrence D. Chesler	1,500,000	1.6%	$0.10	5/15/12	$94,334	$239,061
Denis M. Cohen	1,500,000	1.6%	$0.10	5/15/12	$94,334	$239,061
Denis M. Cohen	1,500,000	1.6%	$0.10	5/20/12	$94,334	$239,061

(1)
Based upon exercise price of option.

Options Exercised During 2002 and Options Values at December 31, 2002

        The following table contains information regarding options exercised during 2002 and unexercised options held at December 31, 2002, by the named executive officers.

			Number of unexercised options at December 31, 2002(#)	Value of unexercised in-the-money options at December 31, 2002 ($)(1)
Name	Shares acquired on exercise(#)	Value realized($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Judson C. Green	None	None	26,250,000/8,750,000	0/0
M. Salahuddin Khan	None	None	2,131,641/1,368,359	0/0
John K. MacLeod	None	None	1,640,625/1,359,375	0/0
Lawrence D. Chesler	None	None	992,063/507,937	0/0
Denis M. Cohen	None	None	1,185,156/1,814,844	0/0

(1)
Based upon a fair market value of $0.10 per share. There is no established trading market for shares of Navigation Technologies common stock. However, in connection with the Company's stock option exchange, the Company granted replacement options to purchase 83,927,226 shares of common stock to employees on May 15, 2002, with an exercise price equal to $0.10 per share, which was determined by the Company's Board of Directors to be the fair market value of the Company's common stock on the date thereof. In connection with the determination of fair market value, the Board had the assistance of an independent valuation firm, considered information provided by the Company's principal stockholders and reviewed such other information as deemed relevant. See also "Item 3. Legal Proceedings" for information regarding a dispute over the

  Current Market Price (as defined in the Company's Certificates of Designation for the Series A and Series B preferred stock) of the Company's common stock.

Director Compensation

        Currently, our directors do not receive compensation for services provided as directors, but Mr. de Lange is reimbursed for out-of-pocket expenses incurred in connection with his services. In addition, Mr. Shields is a party to a consulting agreement with the Company. See "Item 13. Certain Relationships and Related Transactions" for further information.

Employment Agreements.

        We have entered into written employment agreements with our named executive officers currently employed with us, the terms of which are summarized below.

President and Chief Executive Officer

        Judson C. Green has an employment agreement with us, which terminates on the earlier of April 17, 2004 or Mr. Green's death, disability or termination. Mr. Green is entitled to receive a base salary of $600,000 per annum and is eligible to receive an annual bonus of 100% of his base salary. One-half of his bonus is subject to Mr. Green's achievement of applicable corporate milestones and objectives established by the board of directors and the other half is subject to Mr. Green's achievement of personal objectives established by the board of directors. Mr. Green is also entitled to reimbursement for his travel expenses, a second office in Orlando, Florida and additional support staff for the second office, and receives an allowance of $3,000 per month for certain business-related expenses. Mr. Green has agreed to a non-compete and non-solicitation provision, which continues for a period of one year beyond the termination of his employment agreement.

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

        In connection with his employment, Mr. Green was granted an option to acquire 35,000,000 shares of our common stock at an exercise price of $0.85 per share, subject to vesting at a rate of 25% per year, commencing with 25% of the shares subject to the option vesting on the date of grant, May 1, 2000. Pursuant to our offer to exchange the options granted to Mr. Green and others described in Footnote 9 of our Consolidated Financial Statements, these options were canceled on October 1, 2001, and new options for the same number of shares were granted on May 15, 2002. The exercise price of the new options granted equaled $0.10 per share, which was determined by our board of directors to be the fair market value of our common stock on the date of the grant. Mr. Green's new options have the same vesting as his tendered options. Mr. Green's vested options will be exercisable for the full 10-year term, regardless of any termination of his employment, except in the following case: if Mr. Green, prior to a change of control, terminates his employment other than as a result of a breach of his employment agreement by the Company and/or for good cause, then the vested options will be exercisable for a period of 60 days following the date of such employment termination. Mr. Green also has the right to acquire stock in Navigation Technologies in certain circumstances at the same price as such stock is being sold to others.

Executive Vice President, Global Marketing and Strategy

        John K. MacLeod is the Executive Vice President, Global Marketing and Strategy of Navigation Technologies. We have entered into an employment agreement dated as of September 18, 2000 with Mr. MacLeod pursuant to which he is entitled to an annual base salary of $300,000 and a discretionary bonus of up to 50% of his base salary. Under the terms of the employment agreement, Mr. MacLeod was also entitled to receive reimbursement for a one time relocation expense within the first year of his employment. In the event that Mr. MacLeod is terminated by us without cause or voluntarily terminates his employment for good reason, he is entitled to receive severance in an amount equal to his base salary in either a lump sum or equal monthly installments for 12 months following his termination, and to continue to participate in all of our benefit programs for which all senior executives are eligible (other than bonus and incentive compensation plans) from the date of such termination through the first anniversary of the date of termination. Mr. MacLeod's severance will be reduced on a dollar for dollar basis by the amount of any compensation received by Mr. MacLeod upon his obtaining employment with another employer. Mr. MacLeod has agreed to a non-compete and non-solicitation provision which continues for a period of one year beyond the termination of his employment with us.

        In connection with his employment, we also entered into a stock option agreement with Mr. MacLeod pursuant to which he was granted options to acquire 3,000,000 shares of our common stock at $1.10 per share. Pursuant to our offer to exchange the options granted to Mr. MacLeod and others described in Footnote 9 of our Consolidated Financial Statements, all of Mr. MacLeod's options were canceled on October 1, 2001, and new options for the same number of shares were granted on May 15, 2002. The exercise price of the new options equaled $0.10 per share, which was determined by our board of directors to be the fair market value of our common stock on the date of the grant. The new options granted to Mr. MacLeod vest as follows: (1) the number of options equivalent to (i) the portion of his options that was exercisable at the time of cancellation of the options accepted for exchange, plus (ii) the portion of his options that would have become exercisable by the date of the new grant had the cancellation not occurred, were exercisable on the grant date of the new options; and (2) 1/28 of the remaining portion of his new options become exercisable on the first day of each month thereafter.

Executive Vice President, Sales Europe

        We entered into a letter agreement with Denis M. Cohen dated February 13, 1997 pursuant to which Mr. Cohen became President of NavTech Europe. His title has since changed to Executive Vice President, Sales Europe.

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

        The letter agreement also provided that it would be recommended to the board of directors that Mr. Cohen be granted an option to acquire 200,000 shares of our common stock at the fair market value at the time of grant, such options to vest in equal annual installments over a four year period and subject to Mr. Cohen's continued employment with us. Mr. Cohen received an option to acquire

200,000 shares of our common stock at an exercise price of $0.85 per share in connection with his letter agreement. Pursuant to our offer to exchange the options granted to Mr. Cohen and others described in Footnote 9 of our Consolidated Financial Statements, all of Mr. Cohen's options, including his initial options, were canceled on October 1, 2001, and new options for the same number of shares were granted on May 15, 2002. The exercise price of the new options equaled $0.10 per share, which was determined by our board of directors to be the fair market value of our common stock on the date of the grant. The new options granted to Mr. Cohen vest as follows: (1) the number of options equivalent to (i) the portion of his options that was exercisable at the time of cancellation of the options accepted for exchange, plus (ii) the portion of his options that would have become exercisable by the date of the new grant had the cancellation not occurred, were exercisable on the grant date of the new options; and (2) 1/28 of the remaining portion of his new options become exercisable on the first day of each month thereafter.

        In the event that Mr. Cohen's employment is terminated without cause and in connection with either a change of control or a change in the nature of our business, Mr. Cohen has the option to take a similar position in the United States or receive his base salary and benefits for a period of one year. In the event that Mr. Cohen's employment is terminated without cause for any other reason he is entitled to receive his base salary and benefits for the remainder of the term of his agreement, but in no event for less than a year.

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

        The letter agreement also provided that if Navigation Technologies adopts a long-term incentive plan, it was anticipated that Mr. Khan would receive an option to purchase 600,000 shares of our common stock at fair market value on the date of the grant, with vesting to occur over a four year period. Mr. Khan received an option to acquire 675,000 shares of our common stock at $0.85 per share in connection with his letter agreement. Pursuant to our offer to exchange the options granted to Mr. Khan and others described in Footnote 9 of our Consolidated Financial Statements, all of Mr. Khan's options, including his initial options, were canceled on October 1, 2001, and new options for the same number of shares were granted on May 15, 2002. The exercise price of the new options equaled $0.10 per share, which was determined by our board of directors to be the fair market value of our common stock on the date of the grant. The new options granted to Mr. Khan vest as follows: (1) the number of options equivalent to (i) the portion of his options that was exercisable at the time of cancellation of the options accepted for exchange, plus (ii) the portion of his options that would have become exercisable by the date of the new grant had the cancellation not occurred, were exercisable on the grant date of the new options; and (2) 1/28 of the remaining portion of his new options become exercisable on the first day of each month thereafter.

        Mr. Khan is an at-will employee and his employment is for no specific term. However, in the event that he is terminated without cause, Mr. Khan is entitled to receive severance pay equal to six months of his base salary plus any earned but unpaid bonuses and the continuation of his benefits for a six-month period. In the event that Mr. Khan has not obtained employment elsewhere at the expiration of the six-month period, we will pay him his base salary for an additional three months or until he receives other employment, whichever occurs sooner.

Senior Vice President, Corporate Affairs and Corporate Secretary

        We entered into a letter agreement dated October 27, 1998 with Lawrence D. Chesler pursuant to which he joined us as Vice President and General Counsel. His title has since changed to Senior Vice President, Corporate Affairs, and he is also our Corporate Secretary. Pursuant to the letter agreement, Mr. Chesler is entitled to receive a base salary of $200,000 per annum and is eligible to receive annual bonuses of up to 30% of his base salary, subject to his achievement of applicable milestones and objectives. In addition, Mr. Chesler received a signing bonus of $20,000.

        The letter agreement also provided that if Navigation Technologies adopts a long-term incentive plan, it was anticipated that a recommendation would be made to the Board for Mr. Chesler to receive an option to purchase 600,000 shares of our common stock at fair market value on the date of the grant, with vesting to occur over a four year period. Mr. Chesler received an option to acquire 600,000 shares of our common stock at $0.85 per share in connection with his letter agreement. In connection with our offer to exchange the options granted to Mr. Chesler and others described in Footnote 9 of our Consolidated Financial Statements, all of Mr. Chesler's options, including his initial options, were canceled on October 1, 2001, and new options for the same number of shares were granted on May 15, 2002. The exercise price of the new options equaled $0.10 per share, which was determined by our board of directors to be the fair market value of our common stock on the date of the grant. The new options granted to Mr. Chesler vest as follows: (1) the number of options equivalent to (i) the portion of his options that was exercisable at the time of cancellation of the options accepted for exchange, plus (ii) the portion of his options that would have become exercisable by the date of the new grant had the cancellation not occurred, were exercisable on the grant date of the new options; and (2) 1/28 of the remaining portion of his new options become exercisable on the first day of each month thereafter.

        Mr. Chesler is an at-will employee, and his employment is for no specific term. However, in the event that he is terminated without cause, Mr. Chesler is entitled to receive severance pay equal to nine months of his base salary, and the continuation of his benefits for a nine-month period. In the event that Mr. Chesler has not obtained employment elsewhere and is not otherwise being compensated for business or professional activities on a similar basis at the expiration of the nine month period, and provided that Mr. Chesler exercised reasonable and best continuous efforts to secure such employment or compensation, we will pay him his base salary and provide normal benefits for an additional three months or until he receives other employment or compensation, whichever occurs sooner.

Compensation Committee Interlocks And Insider Participation.

        The members of our compensation committee are Messrs. Curran, van Ommeren and de Lange. None of these individuals were at any time during fiscal year 2002 an officer or employee of Navigation Technologies. In addition, no Navigation Technologies executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2002 by: (1) each person known by us to beneficially own more than 5% of our outstanding capital stock; (2) each of our directors and named executive officers and (3) all directors and executive officers as a group. Unless otherwise indicated, the address for each stockholder listed in the table is c/o Navigation Technologies Corporation, 222 Merchandise Mart Plaza, Suite 900, Chicago, Illinois 60654. Except as otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

        See "Item 5. Market for Common Equity and Related Stockholder Matters" for information regarding the Company's securities authorized for issuance under equity compensation plans.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED*		PERCENTAGE OF SHARES BENEFICIALLY OWNED**
Common	Philips	1,023,851,254	(1)	83.72%
Common	NavPart I B.V.	120,420,075	(2)	10.24%
Common	T. Russell Shields	52,155,608	(3)	4.40%
Common	Judson C. Green	27,426,471	(4)	2.28%
Common	Dirk-Jan van Ommeren	0	(5)	***
Common	William E. Curran	0	(6)(7)	***
Common	Richard J. A. de Lange	0	(6)	***
Common	James P. Nolan	0	(6)	***
Common	Lawrence D. Chesler	1,064,625	(8)	***
Common	M. Salahuddin Khan	2,327,121	(9)	***
Common	John K. MacLeod	1,770,089	(10)	***
Common	Denis M. Cohen	1,230,134	(11)	***
Common	Total of all Directors and Executive Officers	1,233,009,598	(12)	97.20%

(*)	Represents shares beneficially owned pursuant to Rule 13d-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended, including shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of December 31, 2002, shares held by a spouse, shares held by or for the benefit of the director or officer or one or more members of the director's or officer's immediate family, shares held as community property, held in joint tenancy with a spouse or other members of the director's or officer's immediate family, in which the director or officer has a beneficial interest, shares in which the director or officer may disclaim beneficial ownership and shares credited to the account of a director or officer under the SEI Information Technology Retirement Plan.
(**)
Philips is currently challenging in a court proceeding the price at which the Company's Series A and Series B preferred stock converted to common stock; the resolution of the litigation may result in a significantly lower conversion price and, as a result, in a significant number of additional shares of the Company's common stock being issued to Philips, which would have an immediate and substantial dilutive effect to the other holders of our common stock. See "Item 3. Legal Proceedings" for information on the pending litigation with respect to the conversion of the Series A and Series B preferred stock to common stock.
(***)	Less than 1%.

(1)
Represents 976,471,254 shares of common stock and warrants to acquire 47,380,000 shares of common stock. These shares are held of record by Philips Consumer Electronics B.V., an indirect wholly-owned subsidiary of Koninklijke Philips Electronics N.V. The number of shares of common stock beneficially owned by Philips includes shares of common stock issued to Philips as a result of the conversion of Philips' Series A and Series B preferred stock as of October 1, 2002. Philips is currently challenging in a court proceeding the price at which the Company's Series A and Series B preferred stock converted to common stock; the resolution of the litigation may result in a significantly lower conversion price and, as a result, in a significant number of additional shares of the Company's common stock being issued to Philips, which would have an immediate and substantial dilutive effect to the other holders of our common stock. See "Item 3. Legal Proceedings" for information on the pending litigation with respect to the conversion of the Series A and Series B preferred stock to common stock.

(2)
NavPart I B.V. is the recordholder of 84,294,052 shares of our common stock and Maarten Scholtens, as escrow agent on behalf of NavPart II B.V., a wholly-owned subsidiary of NavPart I B.V., is the recordholder of 36,126,023 shares of our common stock. The shares held by NavPart II B.V. are subject to certain put and call rights between NavPart I B.V. and Philips B.V. NavPart I B.V. is a private limited liability company organized under the laws of The Netherlands. The Company believes that Stichting Navpart, a foundation organized under the laws of The Netherlands, is the record owner of NavPart I B.V. The Company believes that the directors of Stichting Navpart are Mr. van Ommeren, Melchert Frans Groot, Charly Hans Zwemstra and Willem Jan Baud, and that such directors exercise voting and dispositive power over the shares of our common stock beneficially owned by NavPart I B.V. Each director disclaims beneficial ownership of common stock beneficially owned by NavPart I B.V. or Stichting Navpart. The Company also believes that economic ownership of the shares held by NavPart I B.V. resides in the following entities, each of which the Company believes to be an institutional investor: Oranje-Nassau Participaties B.V., ABN AMRO Participaties B.V., NPM Capital N.V., Parnib B.V., Paribas Deeinemingen N.V. and HAL Investments III B.V.

(3)
Includes 12,000,000 shares of common stock held in escrow pursuant to a Indemnity Agreement dated October 31, 1997 by and among the Company, Shields Enterprises, Inc., SEI Information Technology, Inc., T. Russell Shields and LaSalle National Bank. Also includes options to purchase 10,223,000 shares of common stock exercisable within 60 days of December 31, 2002.

(4)
Includes options to purchase 26,250,000 shares of common stock exercisable within 60 days of December 31, 2002.

(5)
Mr. van Ommeren is an officer and director of NavPart I B.V. and a director of Strichting Navpart and disclaims beneficial ownership with respect to the shares of common stock beneficially owned by NavPart I B.V. or Strichting Navpart.

(6)
In each case, the individual is an officer of a subsidiary of Philips and disclaims beneficial ownership with respect to the shares owned by or for the benefit of Philips.

(7)
Mr. Curran has options to acquire 136,476 shares of Philips common stock exercisable within 60 days of February 1, 2003.

(8)
Represents options to purchase 1,064,625 shares of common stock held by Mr. Chesler exercisable within 60 days of December 31, 2002.

(9)
Represents options to purchase 2,327,121 shares of common stock held by Mr. Khan exercisable within 60 days of December 31, 2002.

(10)
Represents options to purchase 1,770,089 shares of common stock held by Mr. MacLeod exercisable within 60 days of December 31, 2002.

(11)
Represents options to purchase 1,230,134 shares of common stock held by Mr. Cohen exercisable within 60 days of December 31, 2002.

(12)
Includes shares beneficially owned by Philips for which Messrs. Curran, de Lange and Nolan disclaim beneficial ownership and shares beneficially owned by NavPart I B.V. for which Mr. van Ommeren disclaims beneficial ownership.

Item 13. Certain Relationships and Related Transactions.

Relationship with Philips.

Principal Stockholder

        Philips B.V., a subsidiary of Philips N.V., is our principal stockholder, owning an aggregate, as of December 31, 2002, of 976,471,254 shares of common stock (approximately 83% of the total issued and outstanding) and warrants to acquire up to 47,380,000 shares of common stock. The Series A and Series B preferred stock previously held by Philips B.V. converted to common stock as of October 1, 2002. Philips does not agree with the conversion price of the preferred stock and has filed litigation against the Company regarding the conversion. The resolution of that litigation may result in a significantly lower conversion price and, as a result, in a significant number of additional shares of the Company's common stock being issued to Philips, which would have an immediate and substantial dilutive effect to the other holders of our common stock. See "Item 3. Legal Proceedings" for further information on the pending litigation.

        Two of the Company's directors, Mr. Curran and Mr. Nolan, are employed by Philips N.V. Mr. de Lange, another one of our directors, was employed by Philips N.V. until June 2002.

Registration Rights Agreement

        We entered into a Registration Rights Agreement with Philips B.V. dated as of March 29, 2001. Under this agreement, we have granted Philips B.V. certain rights with respect to the registration under the Securities Act of shares of our common stock owned by Philips. Philips B.V. may now require that we register, at our expense, some or all of its shares at any time, since it is after October 1, 2002, as provided in the agreement. Philips B.V. is entitled to make up to five demands for registration. We are not required to effect any requested registration, however, until a period of six months has elapsed from the effective date of the most recent previous registration.

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

Deposit Agreement

        The Company entered into a deposit agreement dated as of May 21, 2002, with Philips N.V. Pursuant to the terms of the deposit agreement, we rolled over $10,000,000 of previously deposited funds from December 20, 2002 for the purpose of optimizing the returns on temporary excess cash.

The deposits with Philips N.V. bear interest at a rate of LIBOR minus 1/4% and had a maturity date of January 3, 2003, at which time all amounts were rolled over at our option.

Guarantee

        On March 28, 2002 we obtained a bank line of credit that is currently scheduled to mature on June 27, 2003. Pursuant to the terms of the line of credit, we may borrow up to $15,000,000 at an interest rate of either LIBOR plus 30 basis points or the prime rate at our option. The line of credit is secured by an unconditional and irrevocable guarantee issued by Philips N.V. We pay Philips N.V. a fee of $18,750 per annum in connection with such guarantee and have made a counter guarantee in favor of Philips N.V. with respect to any amounts incurred by Philips N.V. in connection with the guarantee. We are also required to pay to the bank a commitment fee of 13 basis points per annum on the average daily- unused amount during each quarter. As of December 31, 2002, there have been no borrowings on the line of credit.

Other Transactions

        We have entered into transactions with affiliates of Philips, including ATOS ORIGIN Technology in Business, Inc. (as of October 31, 2000, Philips holds less than 50% of the common stock of this affiliate), Philips Speech Processing Aachen (which we believe is no longer an affiliate of Philips as of 2002), Philips International B.V., Philips Nederland B.V., Philips Fiscal Affairs, and Philips Electronics North America Corporation, to provide us with certain consulting services, tax consulting services, fleet services, and purchasing services, respectively. In 2002, we incurred total fees of $1,591,046 from these Philips affiliates in connection with these transactions, $45,346 of which was paid to ATOS ORIGIN Technology in Business, Inc. for consulting fees and $1,287,200 of which was paid to Philips Speech Processing Aachen for purchased services. We have incurred fees of $20,250 from Philips International B.V. for tax consulting services, $107,900 from Philips Nederland B.V. for fleet services, $38,100 from Philips Fiscal Affairs for business information and $92,250 from Philips Electronics North America Corporation for purchasing in 2002.

        On November 29, 2000, Navigation Technologies obtained an irrevocable standby letter of credit with LaSalle Bank N.A. in conjunction with one of our facility leases. The original face amount of $2.0 million declines annually over the next seven years until November 30, 2007, which is the end of the facility lease. Philips issued an unconditional and irrevocable guarantee to LaSalle Bank N.A. as the primary obligor in accordance with Navigation Technologies' obligations regarding this facility lease. The Company issued a counter guarantee in which it agreed to pay a fee of 1.5% per annum of the original $2.0 million face value amount of the standby letter of credit as reduced from time to time in accordance with its terms. As of December 31, 2002 the Company owed $30,000 in connection with such counter guarantee.

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

        During 2002, we moved from our independent insurance program to Philips' global risk management program whereby the majority of the Company's insurance is provided under Philips' insurance policies. As of December 31, 2002, the Company owed approximately $200,000 in connection with the Philips' insurance program.

Other Related Party Transactions.

        We have a consulting agreement with T. Russell Shields, one of our directors, whereby the Company agreed to pay Mr. Shields $3,000 per day for consulting services as requested by the Company and accepted by Mr. Shields. Mr. Shields also agreed to provide general advice and support to the Company for 10 to 15 hours per month without charge. The Company agreed to provide Mr. Shields with communication capabilities for up to $30,000 during the term of the agreement and health and dental benefits. The agreement expires April 15, 2003.

Item 14. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures.

        The Company's principal executive officer and principal financial officer have each concluded that the Company's disclosure controls and procedures (as defined pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in internal controls.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	See Item 8.
(a)(2)	See Item 8.
(a)(3)	Exhibits. See Exhibit Index immediately following Certifications.
(b)	Reports on Form 8-K
None.
(c)	Exhibits. See Exhibit Index immediately following Certifications.
(d)	Additional financial statement schedules.
None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003

NAVIGATION TECHNOLOGIES CORPORATION
By:	/s/ JUDSON C. GREEN Judson C. Green President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date

/s/ JUDSON C. GREEN Judson C. Green President, Chief Executive Officer and a Director (Principal Executive Officer)	March 27, 2003
/s/ DAVID B. MULLEN David B. Mullen Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2003
/s/ NEIL SMITH Neil Smith Vice President and Corporate Controller (Principal Accounting Officer)	March 27, 2003
* Richard J.A. de Lange Director	March 27, 2003
* T. Russell Shields Director	March 27, 2003

* William E. Curran Director	March 27, 2003
* James P. Nolan Director	March 27, 2003
* Dirk-Jan van Ommeren Director	March 27, 2003
*By:	/s/ JUDSON C. GREEN Judson C. Green, as Attorney-in-Fact	March 27, 2003

CERTIFICATIONS

I, Judson C. Green, certify that:

1.
I have reviewed this annual report on Form 10-K of Navigation Technologies Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Judson C. Green Judson C. Green President and Chief Executive Officer (Principal Executive Officer)

I, David B. Mullen, certify that:

1.
I have reviewed this annual report on Form 10-K of Navigation Technologies Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ David B. Mullen David B. Mullen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Designation of Series A Cumulative Preferred Stock.(1)
3.3	Certificate of Designation of Series B Cumulative Preferred Stock.(1)
3.4	Restated Bylaws.(2)
4.1	Specimen Common Stock Certificate.(3)
4.2	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and Judson C. Green.(*)
4.3(a)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod.(*)
4.3(b)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod.(*)
4.4	Registration Rights Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V.(1)
4.5	Warrant Agreement dated as of April 1, 1997 between Navigation Technologies and Philips Media Services B.V.(1)
10.1	Stock Purchase Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V.(1)
10.2	Form of Demand Promissory Note for the benefit of Philips Consumer Electronic Services B.V.(1)
10.3(i)	Employment Agreement dated as of April 17, 2000 between Navigation Technologies and Judson C. Green.(*)(1)
10.3(ii)	First Amendment to Employment Agreement dated as of August 15, 2001 between Navigation Technologies and Judson C. Green.(*)(1)
10.3(iii)	Letter Agreement between Navigation Technologies and Judson C. Green dated June 16, 2000.(*)
10.4	Employment Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(*)(1)
10.5	Letter Agreement dated February 3, 1998 from Navigation Technologies agreed to and accepted by M. Salahuddin Khan.(*)(1)
10.6	Letter Agreement dated February 13, 1997 from Navigation Technologies agreed to and accepted by Denis M. Cohen.(*)(1)
10.7	Letter Agreement dated October 27, 1998 from Navigation Technologies agreed to and accepted by Lawrence D. Chesler.(*)(1)
10.8(i)	Form (I) of Indemnification Agreement.(1)
10.8(ii)	Form (II) of Indemnification Agreement.(1)

10.9(i)	BMW Group International Terms and Conditions for the Purchase of Production Materials and Automotive Components dated September 24, 2001.(5)
10.9(ii)	Purchasing Terms and Conditions between BMW North America, Inc. and Navigation Technologies.(4)(6)
10.9(iii)	Agreement between BMW (South Africa) (Proprietary) Limited and Navigation Technologies B.V. commencing June 1, 1999 (the "South Africa Agreement").(4)(6)
10.9(iv)	Amendment to South Africa Agreement.(4)(5)
10.9(v)	Warranty Agreement dated August 8, 1998 between Bayerische Motoren Werke and Navigation Technologies BV (the "Warranty Agreement").(4)(5)
10.9(vi)	Letter regarding Warranty Agreement dated May 22, 2002 from Bayerische Motoren Werke to Navigation Technologies BV.(5)
10.10(i)	Data License Agreement dated December 1, 1999 between Harman International Industries, Incorporated ("Harman") and Navigation Technologies.(4)(6)
10.10(ii)	Territory License No. 6 dated September 28, 2001 between Harman and Navigation Technologies ("License No. 6").(4)(5)
10.10(iii)	Distribution Services Addendum to License No. 6 dated January 1, 2002 between Harman and Navigation Technologies.(4)(5)
10.10(iv)	Territory License No. 7 dated April 1, 2001 between Harman and Navigation Technologies ("License No. 7").(4)(6)
10.10(v)	Amendment to License No. 7 dated February 20, 2002 between Harman and Navigation Technologies.(4)(5)
10.11	Promissory Note dated March 28, 2002, by Navigation Technologies Corporation in favor of ABN AMRO Bank N.V.(2)
10.12	Guarantee Letter Agreement dated March 28, 2002, by Navigation Technologies Corporation in favor of Koninklijke Philips Electronics N.V.(2)
10.13	Deposit Agreement dated May 21, 2002 between Navigation Technologies Corporation and Koninklijke Philips Electronics N.V.(7)
10.14	Employment Agreement dated as of December 1, 2002 between Navigation Technologies Corporation and David B. Mullen.(*)
10.15
Consulting Agreement dated October 15, 2000 by and between Navigation Technologies and T. Russell Shields, as amended by the First Amendment to Shields Consulting Agreement effective September 15, 2001; the Second Amendment to Shields Consulting Agreement effective October 15, 2002 and the Third Amendment to Shields Consulting Agreement effective October 15, 2002.(*)
10.16	Indemnity Agreement dated October 31, 1997 by and among the Company, Shields Enterprises, Inc., SEI Information Technology, Inc., T. Russell Shields and LaSalle National Bank.

21	Subsidiaries of Navigation Technologies.
23	Consent of KPMG LLP
24	Power of Attorney by the Directors and Certain Officers.
99.1	Certification of Principal Executive Officer
99.2	Certification of Principal Financial Officer

(*)
Indicates management employment contracts or compensatory plans or arrangements.

(1)
Filed with Navigation Technologies' Registration Statement on Form 10, Registration No. 000-21323 and incorporated herein by reference.

(2)
Filed with Navigation Technologies' Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(3)
Filed with Navigation Technologies' Registration Statement on Form S-8, Registration No. 333-767000 and incorporated herein by reference.

(4)
Portions omitted pursuant to a request for confidential treatment.

(5)
Filed with Navigation Technologies Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(6)
Filed with Navigation Technologies Amendment No. 3 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(7)
Filed with Navigation Technologies' Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSDIARIES

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors
Navigation Technologies Corporation:

        We have audited the accompanying consolidated balance sheets of Navigation Technologies Corporation and subsidiaries (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigation Technologies Corporation and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Chicago, Illinois
March 7, 2003

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2001	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$7,506	9,427
Notes receivable from affiliate	5,000	10,000
Accounts receivable, net of allowance for doubtful accounts of $1,666 and $2,784 in 2001 and 2002, respectively	19,910	30,261
Prepaid expenses and other current assets	2,984	3,342

Total current assets	35,400	53,030
Property and equipment, net	11,152	7,848
Capitalized software development costs, net	15,629	18,951
Deposits and other assets	295	498

Total assets	$62,476	80,327

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,872	5,392
Accrued payroll and related liabilities	13,693	16,138
Other accrued expenses	7,965	13,438
Deferred revenue	18,293	26,695
Refundable deferred licensing advances	6,965	—

Total current liabilities	51,788	61,663
Long-term deferred revenue	5,550	5,213
Long-term source material obligations	1,209	1,324
Other long-term liabilities	358	890

Total liabilities	58,905	69,090

Stockholders' equity:
Preferred stock, $0.001 par value; 70,000 shares authorized:
Series A cumulative convertible preferred stock, 4,006 shares issued and outstanding in 2001	40,027	—
Series B cumulative convertible preferred stock, 42,600 shares issued and outstanding in 2001	425,527	—
Common stock, $0.001 par value; 1,800,000 shares authorized; 398,293 and 1,175,587 shares issued and outstanding in 2001 and 2002, respectively	398	1,176
Additional paid-in capital	299,422	764,275
Note receivable for common stock	(219)	(219)
Accumulated other comprehensive income	4,166	3,600
Accumulated deficit	(765,750)	(757,595)

Total stockholders' equity	3,571	11,237

Total liabilities and stockholders' equity	$62,476	80,327

See accompanying notes to consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2000	2001	2002
Net revenue	$82,195	110,431	165,849
Operating costs and expenses:
Database licensing and production costs	78,659	80,653	94,634
Selling, general, and administrative expenses	54,855	58,669	61,287

Total operating costs and expenses	133,514	139,322	155,921

Operating income (loss)	(51,319)	(28,891)	9,928
Other income (expense):
Interest income	740	542	172
Interest expense	(58,483)	(17,925)	(840)
Other expense	(506)	(667)	—

Income (loss) before income taxes and extraordinary item	(109,568)	(46,941)	9,260
Income tax expense	—	—	(1,105)

Income (loss) before extraordinary item	(109,568)	(46,941)	8,155
Extraordinary loss on early extinguishment of debt	—	(69,568)	—

Net income (loss)	(109,568)	(116,509)	8,155
Cumulative preferred stock dividends	—	(91,417)	(110,464)

Net loss applicable to common stockholders	$(109,568)	(207,926)	(102,309)

Loss per share of common stock before extraordinary item—basic and diluted	$(0.28)	(0.35)	(0.17)
Loss per share of common stock related to extraordinary item—basic and diluted	—	(0.17)	—

Loss per share of common stock—basic and diluted	$(0.28)	(0.52)	(0.17)

Weighted average shares of common stock outstanding—basic and diluted	396,664	398,178	594,242

See accompanying notes to consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

(In thousands)

	Series A cumulative convertible preferred stock		Series B cumulative convertible preferred stock
					Common stock			Note receivable for common stock	Accumulated other comprehensive income
							Additional paid-in capital			Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 1999	—	$—	—	$—	395,545	$395	276,286	—	3,632	(539,673)	(259,360)
Exercise of stock options	—	—	—	—	1,034	1	908	—	—	—	909
Issuance of common stock	—	—	—	—	1,176	2	998	—	—	—	1,000
Warrants issued in conjunction with debt financing	—	—	—	—	—	—	20,846	—	—	—	20,846
Issuance of note receivable for common stock	—	—	—	—	257	—	219	(219)	—	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	265	—	265
Net loss	—	—	—	—	—	—	—	—	—	(109,568)	(109,568)

Total comprehensive loss											(109,303)

Balances as of December 31, 2000	—	—	—	—	398,012	398	299,257	(219)	3,897	(649,241)	(345,908)
Exchange of notes payable for series B convertible preferred stock, net of transaction costs	—	—	42,600	425,527	—	—	—	—	—	—	425,527
Exchange of notes payable for series A convertible preferred stock, net of transaction costs	1,696	16,954	—	—	—	—	—	—	—	—	16,954
Issuance of convertible preferred stock, net of transaction costs	2,310	23,073	—	—	—	—	—	—	—	—	23,073
Exercise of stock options	—	—	—	—	281	—	165	—	—	—	165
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	269	—	269
Net loss	—	—	—	—	—	—	—	—	—	(116,509)	(116,509)

Total comprehensive loss											(116,240)

Balances as of December 31, 2001	4,006	40,027	42,600	425,527	398,293	398	299,422	(219)	4,166	(765,750)	3,571
Exercise of stock options	—	—	—	—	619	1	76	—	—	—	77
Conversion of preferred stock	(4,006)	(40,027)	(42,600)	(425,527)	776,675	777	464,777	—	—	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(566)	—	(566)
Net income	—	—	—	—	—	—	—	—	—	8,155	8,155

Total comprehensive income											7,589

Balances as of December 31, 2002	—	$—	—	$—	1,175,587	$1,176	764,275	(219)	3,600	(757,595)	11,237

See accompanying notes to consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(109,568)	(116,509)	8,155
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary loss on early extinguishment of debt	—	69,568	—
Depreciation and amortization	4,801	5,941	5,972
Amortization of software development costs	392	2,600	4,591
Impairment of capitalized software development costs	—	—	2,114
Deferred interest expense on refundable license payments	1,272	972	823
Noncash interest expense on notes payable	57,447	17,053	—
Provision for bad debts	450	913	1,795
Noncash other	(94)	(11)	33
Changes in operating assets and liabilities:
Accounts receivable	(11,058)	(1,240)	(9,634)
Prepaid expenses and other current assets	(1,985)	686	(165)
Deposits and other assets	(114)	10	(87)
Accounts payable	3,974	(3,182)	136
Accrued payroll and related liabilities	3,624	1,471	1,813
Other accrued expenses	2,210	816	4,062
Deferred revenue	4,306	9,333	2,212
Long-term source material obligations	(1,259)	(280)	(118)
Other long-term obligations	—	358	532

Net cash provided by (used in) operating activities	(45,602)	(11,501)	22,234

Cash flows from investing activities:
Acquisition of property and equipment	(10,314)	(5,119)	(2,156)
Capitalized software development costs	(7,848)	(10,773)	(10,027)
Loans to affiliate, net of maturities	—	(5,000)	(5,000)

Net cash used in investing activities	(18,162)	(20,892)	(17,183)

Cash flows from financing activities:
Issuance of common stock	1,909	165	77
Issuance of Series A cumulative convertible preferred stock, net of issuance costs	—	23,073	—
Series B cumulative convertible preferred stock issuance costs	—	(473)	—
Repayment of refundable licensing advances	—	(6,770)	(4,000)
Loans from affiliate	65,500	16,600	—

Net cash provided by (used in) financing activities	67,409	32,595	(3,923)

Effect of exchange rate changes on cash	(126)	(212)	793

Net increase (decrease) in cash and cash equivalents	3,519	(10)	1,921
Cash and cash equivalents at beginning of year	3,997	7,516	7,506

Cash and cash equivalents at end of year	$7,516	7,506	9,427

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	5,506	—

Supplemental disclosures of noncash financing activities:
Issuance of note receivable for common stock	$219	—	—
Accrued preferred stock issuance costs	500	—	—
Exchange of notes payable to affiliate, including accrued interest thereon, for Series A cumulative convertible preferred stock	—	16,954	—
Exchange of notes payable to affiliate, including accrued interest thereon, for Series B cumulative convertible preferred stock	—	426,000	—
Warrants issued in conjunction with loans from affiliate	20,846	—	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)—Description of the Business and Summary of Significant Accounting Policies

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

  (b)    Liquidity

        As of December 31, 2002, the Company's current liabilities exceeded its current assets by $8,633,000. The Company has previously been dependent on Philips Consumer Electronic Services B.V. ("Philips B.V."), a subsidiary of Koninklijke Philips Electronics N.V. ("Philips N.V.") to fund its working capital needs (see Note 10). The Company believes that its current cash resources on hand, deposited temporary excess cash with Philips N.V. and operating cash flows will be sufficient to fund the Company's working capital needs through December 31, 2003.

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

  (e)    Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  (f)    Accounts Receivable

        Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management's assessment of a variety of factors related to the general financial condition and business prospects of the Company's customer base. The Company reviews the collectibility of individual accounts and assesses the adequacy of the allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

  (g)    Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease terms.

  (h)    Revenue Recognition

        Revenue is recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable.

        The Company derives a substantial majority of its revenue from licensing its database. Revenue is also generated from professional services. Revenue is recognized net of provisions for estimated uncollectible amounts and anticipated returns. Database licensing revenue includes revenue associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), prepaid licensing fees from distributors and customers and direct sales to end users. Nonrefundable minimum licensing fees are recognized as revenue ratably over the period of the arrangement. License fees from usage (including license fees in excess of nonrefundable minimum fees) are recognized in the period in which the customer reports them to the Company. Prepaid licensing fees are recognized in the period in which the distributor or customer reports that they have shipped the database to the end user. Revenue for direct sales of licenses is recognized when the database is shipped to the end user. Revenues from licensing arrangements including a database update are allocated equally to the two shipments of the database to the customer. Licensing arrangements that entitle the customer to unspecified updates over a period of time are recognized as revenue ratably over the period of the arrangement. Revenue from professional services provided on a time and material basis is recognized as the services are performed.

  (i)    Database Licensing and Production Costs

        Database licensing and production costs include the costs of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs of $45,083,000, $50,387,000, and $57,206,000 in 2000, 2001, and 2002, respectively, include the direct costs of database creation and validation, costs to obtain information used to construct the database and ongoing costs for updating and enhancing the database content. Database creation and updating costs are expensed as incurred.

        Database licensing and distribution costs of $9,803,000, $12,402,000, and $17,241,000 in 2000, 2001, and 2002, respectively, include direct costs related to reproduction of the database for licensing and per copy sales (including shipping and handling costs of $1,643,000, $2,494,000, and $2,881,000 in 2000, 2001, and 2002, respectively). Database licensing and distribution costs are expensed as incurred.

        Costs of professional service revenues of $3,693,000, $3,323,000, and $3,828,000 in 2000, 2001, and 2002, respectively, are also presented within database licensing and production costs.

        Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company's core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company's map database by customers. Costs of internal-use software are accounted for in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally five years. The Company capitalized $7,848,000, $10,773,000, and $10,027,000 of internal-use software development costs during 2000, 2001, and 2002, including $686,000 and $118,000 capitalized interest in 2000 and 2001. Included in database creation and updating costs is the amortization of internal-use software costs which was $392,000, $2,600,000, and $4,591,000 for the years ended December 31, 2000, 2001, and 2002, respectively. Software development and maintenance costs of $20,080,000, $14,541,000, and $16,359,000 in 2000, 2001 and 2002, respectively, did not qualify for capitalization and were expensed as incurred.

        During the third quarter of 2002, the Company performed a strategic review of its software development initiatives, including a comprehensive assessment of its internal-use software development projects to ensure that projects with capitalized costs were expected to provide substantive future service potential. Based on this review, management determined that certain capitalized software development costs were impaired, and it was necessary to write-down the balance by $2,114,000. This write-down is recorded within database licensing and production costs in the accompanying 2002 consolidated statements of operations. Management believes that the remaining capitalized software development costs after this write-down are recoverable. In reaching this conclusion, management considered the progress of each of the Company's internal-use software development projects to date, expected completion timelines, and budgeted future expenditures for each of the projects.

  (j)    Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  (k)    Foreign Currency Translation

        The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Foreign assets and liabilities in the accompanying consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenue and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit). Foreign currency transaction gains and losses are included in the consolidated statements of operations.

  (l)    Impairment of Long-lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-lived Assets", which provides a single accounting model for long-lived assets to be disposed of. The

Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, capitalized software development costs and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

  (m)    Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the fair value price of the underlying stock exceeds the exercise price. Under the Company's stock option plan, options are granted at exercise prices that equal fair value of the underlying common stock on the date of grant. Therefore, no stock-based compensation expense is recorded in the consolidated statements of operations.

        SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has furnished the pro forma disclosures required of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure". The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding unvested awards in each period.

	2000	2001	2002
Net income (loss), as reported	$(109,568)	(116,509)	8,155
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,792)	(9,329)	(4,268)

Pro forma net income (loss)	(116,360)	(125,838)	3,887
Deduct: Cumulative preferred stock dividends	—	(91,417)	(110,464)

Pro forma net income (loss) applicable to common stockholders	$(116,360)	(217,255)	(106,577)

Loss per share of common stock:
Basic and diluted—as reported	$(0.28)	(0.52)	(0.17)

Basic and diluted—pro forma	$(0.29)	(0.55)	(0.18)

        The per share weighted-average fair value of stock options granted during 2000, 2001, and 2002 was $0.61, $0.61, and $0.07, respectively, on the date of grant using the fair value method with the following weighted-average assumptions: 2000—no dividends, 75% volatility, risk-free interest rate of 5.64%, and expected life of 5.0 years; 2001—no dividends, 75% volatility, risk-free interest rate of 4.86%, and expected life of 5.5 years; 2002—no dividends, 75% volatility, risk-free interest rate of 2.94%, and expected life of 5.6 years.

  (n)    Comprehensive Income

        Accumulated other comprehensive income is related to the Company's foreign currency translation adjustments. No income taxes have been allocated to accumulated other comprehensive income due to the fact that the Company's investments in its foreign subsidiaries have been deemed to be essentially permanent in duration.

  (o)    Income (Loss) Per Share

        Basic and diluted income (loss) per share is computed based on the net income (loss) after deducting cumulative preferred stock dividends, divided by the weighted average number of shares of common stock outstanding for the period, in accordance with SFAS No. 128, "Earnings Per Share." Options to purchase 110,773,000, 16,469,000, and 108,957,000 shares of common stock were outstanding at December 31, 2000, 2001, and 2002, respectively. Warrants to purchase 47,380,000 shares of common stock were outstanding at December 31, 2000, 2001, and 2002, respectively. There were 4,005,968.805 shares of Series A cumulative convertible preferred stock and 42,600,002.533 shares of Series B cumulative convertible preferred stock outstanding as of December 31, 2001. These shares of Series A and Series B cumulative convertible preferred stock were converted into common stock as of October 1, 2002. (See Note 8).

  (p)    Reclassifications

        Certain 2000 and 2001 amounts in the consolidated financial statements have been reclassified to conform to the 2002 presentation.

(2)—Recent Accounting Pronouncements

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 on January 1, 2003, at which time the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in the Company's consolidated statements of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

(3)—Property and Equipment

        The components of the Company's property and equipment as of December 31, 2001 and 2002 are as follows (in thousands):

	2001	2002
Computers and equipment	$23,405	26,805
Furniture and fixtures	2,428	2,642
Purchased software	9,050	9,177
Leasehold improvements	2,157	2,243

	37,040	40,867
Less accumulated depreciation and amortization	(25,888)	(33,019)

	$11,152	7,848

(4)—Long-term Deferred Revenue

Refundable Deferred Licensing Advances

        In 1991, the Company entered into a database license agreement with an unaffiliated company (the "1991 Agreement") that required fixed prepaid license fees for use of the Company's database in route guidance products and other applications. Under the 1991 Agreement, the Company received $3,000,000 in cash through 1994, in exchange for aggregate future credits of $6,500,000, which could be utilized by such company as credits against 50% of future license obligations subject to a maximum of $2,000,000 in any one year. Any portion of this $6,500,000 in credits that was unused as of December 31, 2000, was refundable in cash by the Company. Due to the repayment contingencies discussed above, the amounts received were initially recorded as refundable deferred licensing advances. The total amount initially recorded of $3,000,000 was accreted to the maximum amount repayable as of December 31, 2000, at rates ranging from 9% to 14% using the effective interest rate method. The interest rate on remaining unpaid balances under the 1991 Agreement increased to 15% after December 31, 2000.

        On September 27, 2002, the Company amended the 1991 Agreement (the "2002 Amendment"). Immediately prior to the 2002 Amendment, approximately $7,800,000 was owed by the Company under the 1991 Agreement. Pursuant to the provisions of the 2002 Amendment, the Company was required to (i) repay $4,000,000 of the outstanding balance in cash, and (ii) provide aggregate future credits of $6,000,000, which must be used by the unaffiliated company by December 31, 2007. The Company made cash payments of $2,000,000 on October 11, 2002 and $2,000,000 on November 14, 2002. The $6,000,000 of license fee credits can be applied toward payment of up to 75% of license fees owed to the Company, including minimum annual license fees. Any portion of the unused license fee credits as of December 31, 2007 will be forfeited. Upon execution of the 2002 Amendment, the Company re-classified the remaining $3,800,000 balance of refundable deferred licensing advances to long-term deferred revenue. The $3,800,000 of long-term deferred revenue recorded upon execution of the 2002 Amendment will be recognized as revenue in future periods in proportion to the unaffiliated company's usage of the $6,000,000 of license fee credits. Non-cash revenue of $48,000 was recognized during the year ended December 31, 2002, and the unused license fee credits available are $5,924,000 as of December 31, 2002.

Other Long-term Deferred Revenue

        In 2001, the Company entered into a four-year license agreement to provide map database information to an unaffiliated customer for use in that customer's products. Under the license agreement, the customer is required to purchase a minimum dollar value of licenses during each twelve-month period from July 1, 2001 through June 30, 2005. The Company recognizes the minimum licensing fees ratably over the related period. In the event that actual license fees for a given period exceed the minimum license fees applicable to that period, additional license fees are recognized when the customer reports that the Company has earned such additional fees. Pursuant to the terms of the license agreement, the Company received an $8,000,000 up-front payment from the customer in July 2001, which is being applied against the minimum licensing fees as they become due. As of December 31, 2001 and 2002, $1,500,000 and $2,500,000 was classified as current deferred revenue, respectively, and $5,550,000 and $1,500,000 was classified as long-term deferred revenue, respectively, in the consolidated balance sheets under this arrangement. A portion of the up-front payment was previously subject to refund provisions. These refund provisions expired during 2002, and no portion of the up-front payment is subject to any refund provision as of December 31, 2002.

(5)—Line of Credit

        The Company obtained a bank line of credit on March 28, 2002 that is currently scheduled to mature on June 27, 2003. Pursuant to the terms of the line of credit, the Company may borrow up to $15,000,000 at an interest rate of either LIBOR plus 30 basis points or the prime rate at the Company's option. The line of credit is secured by an unconditional and irrevocable guarantee issued by Philips N.V. The Company pays Philips N.V. a fee of $18,750 per annum in connection with such guarantee and has made a counter guarantee in favor of Philips N.V. with respect to any amounts incurred by Philips N.V. in connection with the guarantee. The Company is also required to pay to the bank a commitment fee of 13 basis points per annum on the average daily-unused amount during each quarter. As of December 31, 2002, there have been no borrowings on the line of credit.

(6)—Long-term Source Material Obligations

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

(7)—Income Taxes

        The domestic and foreign components of pre-tax income (loss) before extraordinary item for the years ended December 31, 2000, 2001, and 2002 are as follows (in thousands):

	2000	2001	2002
Domestic	$(68,064)	(34,706)	(14,055)
Foreign	(41,504)	(12,235)	23,315

Income (loss) before income taxes	$(109,568)	(46,941)	9,260

        Total income tax expense (benefit) before extraordinary item differed from the amount computed by applying the Federal statutory tax rate of 34% to the loss before income taxes for the years ended December 31, 2000, 2001, and 2002 due to the following (in thousands):

	2000	2001	2002
Tax expense (benefit) at Federal statutory rate	$(37,253)	(15,960)	3,148
State tax (benefit), net of Federal tax effect	(4,339)	(294)	(527)
Impact of foreign rates and other permanent items	2,358	1,268	1,220
Increase (decrease) in valuation allowance	39,234	14,986	(2,736)

Income tax expense	$—	—	1,105

        Deferred tax assets and liabilities as of December 31, 2001 and 2002 are summarized as follows (in thousands):

	2001	2002
Deferred tax assets:
Research and development credit carryforwards	$5,598	5,968
Interest not currently deductible	80,819	83,389
Prepaid license fees	1,161	—
Net operating loss carryforwards	177,148	179,133
Other deductible temporary differences	12,962	7,606

Gross deferred tax assets	277,688	276,096
Less valuation allowance	(271,638)	(268,902)

Net deferred tax assets	6,050	7,194
Deferred tax liabilities:
Capitalized software development costs, net	(6,050)	(7,194)

Gross deferred tax liabilities	(6,050)	(7,194)

Deferred income taxes	$—	—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has provided a valuation allowance due to the uncertainty of generating future taxable income that would allow for the realization of such deferred tax assets.

        As of December 31, 2002, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $219,046,000 and $97,931,000, respectively. The difference between the Federal loss carryforward and the state loss carryforward results primarily from a 50% limitation on California loss carryforwards, capitalized research and development costs for California tax purposes, and a five-year limit on California net operating loss carryforwards. The Company has foreign operating loss carryforwards in Europe of approximately $290,727,000 with no expiration date and in Canada of approximately $4,391,000 with generally a seven-year carryforward period.

        The Company has interest expense carryforwards for both Federal and state income tax purposes of approximately $215,963,000. The Company also had available tax credit carryforwards of approximately $3,600,000 and $2,368,000 for Federal and state tax purposes, respectively. There is no expiration date for state tax credit carryforwards and interest expense carryforwards.

        If not utilized, Federal and state net operating loss and tax credit carryforwards expire through 2022, as follows (in thousands):

Year of expiration	Federal net operating loss carryforwards	State net operating loss carryforwards	Federal tax credit carryforward
2003	$1,503	1,767	342
2004	14	2,455	89
2005	1,576	936	83
2006	29	909	75
2007	9,912	713	152
Thereafter through 2022	206,012	91,151	2,859

	$219,046	97,931	3,600

        The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change," as defined. The Company experienced such an ownership change on May 7, 1992. As a result, Federal net operating loss carryforwards incurred from 1985 through May 7, 1992 totaling $6,572,000, are subject to restrictions and can only be utilized at a rate of up to $2,038,000 per year. Federal net operating loss carryforwards incurred subsequent to May 7, 1992, in the amount of $212,474,000 are currently unrestricted. Future changes in ownership could impose restrictions on existing net operating loss carryforwards, whether restricted or unrestricted.

(8)—Stockholders' Equity (Deficit)

        In November 2001, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to 1,800,000,000 and to increase the number of authorized shares of preferred stock to 70,000,000.

Preferred Stock Conversion and Related Litigation with Philips

        In March 2001, the Company entered into a stock purchase agreement pursuant to which the Company's outstanding debt to Philips B.V. was converted to Series B cumulative convertible preferred stock and shares of Series A cumulative convertible preferred stock were sold by the Company to Philips B.V. for cash (see Note 10). The stock purchase agreement stated that holders of the Series A and Series B cumulative convertible preferred stock were entitled to receive, when, as and if declared by the Board of Directors, monthly dividends payable in-kind through the issuance of additional Series A and Series B shares at a rate of 2.21045% and 2.01178%, respectively, per month of the liquidation preference of such shares. Shares issued as Series A and Series B dividends were valued at the liquidation preference per share on the respective dividend payment dates. Dividends on Series A and Series B cumulative convertible preferred stock were cumulative. No interest was payable on dividends in arrears. No dividends could be declared and/or paid to the holders of common stock unless all cumulative dividends had been paid in full to the holders of the Series A and Series B cumulative convertible preferred stock.

        The respective Certificates of Designation governing the Series A and Series B cumulative preferred stock provided that each share of Series A and Series B preferred stock would convert automatically at the earlier of (i) the closing of an initial public offering, (ii) the closing of a change in control, and (iii) October 1, 2002, into the number of shares of common stock determined by dividing the liquidation amount by the conversion price. The conversion price set forth in the respective Certificates of Designation was the initial public offering price in the event of an initial public offering, the change in control price in the event of a change in control, or the current market price (as defined in the respective Certificates of Designation) on October 1, 2002. As of October 1, 2002, the Company had not completed an initial public offering or had a change in control.

        On September 20, 2002, Philips B.V. filed a complaint (the "Complaint") against the Company in the Court of Chancery of the State of Delaware. The Complaint alleged that the Company did not intend to comply with its obligations under the Certificates of Designation for the Company's Series A and Series B cumulative convertible preferred stock to convert such preferred stock into the Company's common stock pursuant to the terms of such Certificates. The Complaint sought declaratory relief, injunctive relief and specific performance to require the Company to determine the applicable conversion price in accordance with the terms of the respective Certificates of Designation. On September 27, 2002, a Special Committee of the Board of Directors was formed to manage the Complaint. On December 30, 2002, the Special Committee issued a report to the Board of Directors reporting, among other things, that Messrs. van Ommeren and Shields, as directors of the Company and as members of the Special Committee, had determined that Messrs. van Ommeren and Shields are the disinterested members of the Board of Directors for purposes of determining the conversion price (i.e., the Current Market Price of the Company's common stock, as defined in the respective Certificates of Designation) for the Series A and Series B cumulative convertible preferred stock pursuant to the respective Certificates of Designation. Messrs. van Ommeren and Shields then determined that the Current Market Price of the Company's common stock as of October 1, 2002 was $0.86 per share. This determination was made by the Messrs. van Ommeren and Shields and does not reflect the views of the full Board of Directors of the Current Market Price.

        All of the Series A and Series B cumulative convertible preferred stock automatically converted pursuant to their terms as of October 1, 2002 into 776,675,105.686 shares of common stock based on the determination by Messrs. Shields and van Ommeren that the Current Market Price of the Company's common stock was $0.86 per share as of such date. Upon conversion, the aggregate liquidation preferences of Series A and Series B cumulative convertible preferred stock were $58,242,000 (including $18,182,000 of dividends in arrears) and $609,699,000 (including $183,699,000 of dividends in arrears).

        Philips B.V. has informed the Company that it does not agree with the determination by Messrs. van Ommeren and Shields of the Current Market Price and believes that the Current Market Price is substantially lower. Philips B.V. has indicated that it intends to dispute in the legal proceedings the determination by such directors of the Current Market Price.

        The Company has engaged outside counsel in connection with these legal proceedings. It is still not possible at this time to predict the outcome of this dispute, but based on management's ongoing review, the Company does not believe the lawsuit will have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the outcome, this litigation may result in substantial expense and require a significant level of management attention. The ultimate determination of the Current Market Price may or may not be $0.86 per share and will depend on the outcome of the litigation by judgment, settlement or otherwise. In addition, the resolution of the litigation may result in a significant number of additional shares of the Company's common stock being issued to Philips B.V., which would have an immediate and substantial dilutive effect on the holders of the Company's common stock. As of December 31, 2002, the Company has recorded $500,000 of accrued expenses in connection with this matter.

        In addition, there is no established trading market for the Company's common stock, and as such, the determination by the Disinterested Directors that the Current Market Price of the Company's common stock equaled $0.86 per share on October 1, 2002 may not be indicative of the price per share of the Company's common stock following a sale or merger of the Company, or an initial public offering of the Company's common stock.

Other

        During 2000, the Company loaned a former employee $219,000 to enable the individual to exercise options for the purchase of 257,292 shares of newly issued common stock. The loan is represented by a limited recourse promissory note with a November 20, 2004 maturity date. Interest accrues at 6.2% per annum and is payable at maturity. The note is secured by the underlying shares of common stock and the Company's recourse against the individual is limited to the excess of 60% of the aggregate principal due over the amount received by the Company. Upon execution of the limited recourse note, the fair value of the underlying common stock did not exceed the option exercise price.

(9)—Stock Option Plans

        In 1988, the Company adopted a stock option plan (1988 Plan). The total authorized shares under the 1988 Plan are 35,700,000. Options granted under the 1988 Plan are for periods not to exceed 10 years and may be either incentive stock options as that term is used in Section 422 of the Internal Revenue Code (Incentive Stock Options) or options which do not qualify as Incentive Stock Options (Supplemental Stock Options). All grants under the 1988 Plan must be at prices of not less than 100% of the fair value of the common stock as determined by the Company's Board of Directors at the date of grant in the case of Incentive Stock Options and 85% of fair value in the case of Supplemental Stock Options. Options granted after July 1995 generally vest monthly over 48 months from the commencement date, and options granted prior to July 1995 generally vest at 25% per year from the commencement date. All stock options granted under the 1988 Plan have a 10-year term.

        In April 1996, the Company's Board of Directors approved the 1996 Stock Option Plan (1996 Plan). The 1996 Plan was amended and restated by the Company's Board of Directors in June 1996 and amended in August 2000. The 1996 Plan, as amended, provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries; provided, however, that no employee may be granted an option for more than 20,000,000 shares in any one fiscal year. The 1996 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1996 Plan prior to August 2000 generally have 10-year terms and vest monthly over 48 months. Stock options granted under the 1996 Plan after the amendment in August 2000 generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the commencement date and the remaining options vest monthly over 48 months.

        In October 1998, the Company's Board of Directors approved the 1998 California Stock Option Plan (1998 Plan). The 1998 Plan was amended in August 2000. The 1998 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 1998 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1998 Plan prior to August 2000 generally have 10-year terms and vest monthly over 48 months. Stock options granted under the 1998 Plan after the August 2000 amendment generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the commencement date and the remaining options vest monthly over 48 months. The Company has reserved 103,038,680 and 50,000,000 shares of common stock for issuance under the 1996 and 1998 Plans, respectively. All options issued under the 1988, 1996, and 1998 Plans are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

        During 2000, the Company's Board of Directors approved three separate Stock Option Agreements to three employees. The agreements provide for grants of stock options to these employees. Stock options granted under the first Stock Option Agreement total 35,000,000 shares of common stock, which have been reserved for issuance under this agreement. One fourth of the options under this Stock Option Agreement vest on the commencement date. Thereafter, one fourth of the shares subject to this Stock Option Agreement vest on each of the first, second and third anniversaries of the vesting commencement date. Stock options granted under the remaining Stock Option Agreements total 10,500,000 shares of common stock, which have been reserved for issuance under these agreements. These options vest monthly over 48 months. All options issued under these Stock Option Agreements have 10-year terms and are adjusted pro rata for any stock dividends, stock splits and reverse stock splits. Upon termination of one of these employees, 7,500,000 shares of common stock reserved for issuance under one of the Stock Option Agreements were cancelled in 2001. The remaining two Stock Option Agreements were cancelled in October 2001 pursuant to the Company's exchange offer described below, and replacement options were granted to these two employees in May 2002.

        In August 2001, the Company's Board of Directors approved the 2001 Stock Incentive Plan (2001 Plan). The 2001 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 2001 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 2001 Plan generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the commencement date and the remaining options vest monthly over 48 months. The Company has reserved 153,038,630 shares of common stock for issuance under the 2001 Plan. All options issued under the 2001 Plan are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

        As of December 31, 2002, there were 96,606,523 shares available for grant under the 2001 Plan, and there were no shares available for grant under the 1988, 1996 or 1998 Plans.

  Exchange Offer

        On October 1, 2001, the Company completed an offer to substantially all employees, other than employees resident in Canada, holding stock options having an exercise price of $0.85 or $1.10, that enabled such holders to cancel their options in return for a promise to grant new options to purchase an equal number of shares of common stock no sooner than six months and one day after such cancellation at an exercise price equal to the fair market value of the Company's common stock on the date of grant. No options were granted to the Company's employees within six months prior to the cancellation. Pursuant to the exchange offer, options to purchase 61,210,174 shares of common stock with an exercise price of $0.85 and options to purchase 23,199,142 shares of common stock with an exercise price of $1.10 were canceled. The Company granted replacement options to purchase 83,927,226 shares of common stock to employees on May 15, 2002, with an exercise price equal to $0.10 per share, which was determined to be the fair market value of the Company's common stock on that date. In connection with the determination of fair market value, the Board had the assistance of an independent valuation firm, considered information provided by the Company's principal stockholders, and reviewed such other information as deemed relevant. The Company did not enter into any agreements, formal or otherwise, to compensate its employees for increases in the fair market value of the Company's common stock during the period between cancellation and the grant of the replacement awards.

  Stock Option Activity

        Stock option activity during the periods indicated is as follows (in thousands, except per share data):

	Number of options	Weighted- average exercise price
Balance as of December 31, 1999	44,540	$0.84
Granted	72,874	0.96
Exercised	(1,291)	0.85
Forfeited	(5,350)	0.85

Balance as of December 31, 2000	110,773	0.92
Granted	1,448	1.10
Exercised	(281)	0.59
Forfeited	(11,062)	0.93
Cancelled pursuant to exchange offer	(84,409)	0.92

Balance as of December 31, 2001	16,469	0.85
Granted	96,315	0.10
Exercised	(618)	0.12
Forfeited	(3,209)	0.36

Balance as of December 31, 2002	108,957	0.21

        The following table summarizes information about stock options outstanding as of December 31, 2002 (in thousands, except life and per share data):

	Options outstanding			Options exercisable
Exercise prices	Number of shares outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares exercisable	Weighted- average exercise price
$0.10	93,847	9.4	$0.10	65,472	$0.10
0.35 - 0.60	499	1.2	0.52	499	0.52
0.85	13,176	4.2	0.85	13,070	0.85
1.10	1,435	7.9	1.10	821	1.10

	108,957	8.7	0.21	79,862	0.24

(10)—Related Party Transactions

  (a)    Philips And Affiliates

        As of December 31, 2002, Philips B.V. owned 976,471,253.686 shares of the Company's common stock, representing approximately 83.1% of the Company's outstanding common stock.

        As of December 31, 2001 and 2002, Philips B.V. held warrants to purchase 47,380,000 shares of the Company's common stock. The per share exercise price of the warrants is $0.01. The warrants expire on April 1, 2007, and are subject to adjustment for stock splits or dividends and have certain antidilution provisions for below market issuances.

  Loan Agreement

        On May 28, 1997, the Company entered into an amended and restated master loan agreement with Philips effective April 1, 1997. The Company's secured demand notes payable to Philips from April 1, 1997 through December 31, 2000, including accrued but unpaid interest, were converted to secured term loans, bearing interest at 14%. Interest on the secured term loans accrued monthly and was capitalized into principal. Philips' commitment to provide the Company with funding under this agreement terminated on January 1, 2001.

        Warrants to purchase 26,986,000 shares of common stock were issued to Philips during fiscal 2000, in conjunction with the master loan agreement. The Company allocated a portion of the proceeds from the debt to the warrants based on the fair value of the warrants at the date of the funding. The fair value of the stock purchase warrants was calculated using the Black-Scholes option pricing model using the following assumptions: no dividends; lives of seven years; risk-free interest rate of 5.64%; and expected volatility of 75%, for the year ended December 31, 2000. The portion of the proceeds allocated to the warrants during 2000 amounted to $20,846,000, which was recorded as a discount on the debt and as an increase to additional paid-in capital. The discount was amortized as additional interest expense using the effective interest method over the life of the loan.

  Debt Extinguishment and Issuance of Preferred Stock

        Between January 19, 2001 and March 22, 2001, the Company issued demand promissory notes to Philips B.V. for cash proceeds of $16,600,000. On March 29, 2001, the Company entered into a stock purchase agreement with Philips B.V. pursuant to which: (i) the $16,953,688 balance of these promissory notes, including accrued and capitalized interest thereon, was settled in exchange for the issuance of 1,695,968.805 shares of Series A cumulative convertible preferred stock and (ii) all $426,000,003 of outstanding borrowings under the amended and restated master loan agreement dated April 1, 1997, including accrued and capitalized interest thereon, were settled in exchange for the issuance of 42,600,002.533 shares of Series B cumulative convertible preferred stock. In conjunction with the closing of the stock purchase agreement, Philips B.V. purchased 710,000 additional shares of Series A cumulative convertible preferred stock for cash proceeds of $7,100,000. As a result of this transaction, the master loan agreement and the security interest in the Company's assets thereunder were terminated. The Company incurred a $69,568,000 extraordinary loss upon extinguishment of the secured notes payable to Philips B.V., resulting from the unamortized debt discount on the notes as of March 29, 2001. Upon consummation of the stock purchase agreement, Philips B.V. owned approximately 79% of the combined voting power of the outstanding common and preferred stock of the Company, without giving effect to non-voting warrants that entitle Philips B.V. to purchase 47,380,000 additional shares of common stock. Philips B.V. is entitled to certain registration rights with respect to its shares of stock in the Company.

        The stock purchase agreement stipulated that Philips B.V. would provide up to $50,000,000 of financing to the Company in exchange for the issuance of Series A cumulative convertible preferred stock up to the earliest date on which a conversion event under the terms of the agreement occurs. As described in note 8, the Series A and Series B cumulative convertible preferred stock converted to common stock as of October 1, 2002. The aggregate proceeds of $24,053,688 received from the sale of Series A shares and conversion of demand promissory notes upon consummation of the stock purchase agreement were applied against the $50,000,000 financing commitment. Between May 3, 2001 and December 31, 2001, the Company issued 1,600,000 shares of Series A cumulative convertible preferred stock for $16,000,000 of cash proceeds. The Company did not issue any shares of Series A cumulative convertible preferred stock during 2002.

        The Company also entered into a Registration Rights Agreement with Philips B.V. dated as of March 29, 2001. Under this agreement, the Company granted Philips B.V. certain rights with respect to the registration, under the Securities Act of 1933, of shares of the Company's common stock owned by Philips B.V. The Company may be required to register, at the Company's expense, some or all of Philips B.V.'s shares at any time. Philips B.V. is entitled to make up to five demands for registration. However, the Company is not required to effect any requested registration until a period of six months has elapsed from the effective date of the most recent previous registration. In addition to these demand registration rights, if the Company proposes to register any shares of its common stock for public sale under the Securities Act of 1933, either for its own account or the account of any other person, Philips B.V. may require that the Company include some or all of its shares in that registration. The Company is obligated to pay all of the expenses incurred in connection with the registration (other than certain selling expenses of Philips B.V.). The underwriter of an offering of the Company's securities proposed to be made under this provision may limit the number of shares of the Company's stock owned by Philips B.V. to be included in the registration under certain circumstances. The Company's obligations terminate with respect to the registration rights after the earlier of: (i) five years after an initial public offering or (ii) the date at which Philips B.V. is able to sell its registrable securities within a 180-day period in accordance with Rule 144 under the Securities Act of 1933.

  Letter of Credit Guarantee

        The Company obtained an irrevocable standby letter of credit with LaSalle Bank N.A. in conjunction with one of its facility leases. The original face amount of $2.0 million declines annually over the next seven years until November 30, 2007, which is the end of the facility lease. Philips N.V. issued an unconditional and irrevocable guarantee to the bank as the primary obligor, in accordance with the Company's obligations regarding this facility lease. The Company issued a counter guarantee in which it agreed to pay a fee of 1.5% per annum of the original $2.0 million face value amount of the stand-by letter of credit as reduced from time to time in accordance with its terms. As of December 31, 2002, the Company owed $30,000 in connection with such counter guarantee.

  Notes Receivable from Affiliate

        The Company entered into a deposit agreement dated as of May 21, 2002, with Philips N.V. Pursuant to the terms of the deposit agreement, the Company rolled over $10,000,000 of previously deposited funds from December 20, 2002 for the purpose of optimizing the returns on temporary excess cash. The deposits with Philips N.V. bear interest at a rate of LIBOR minus 1/4% and had a maturity date of January 3, 2003, at which time all amounts were rolled over at the Company's option.

  Line of Credit Guarantee

        As described in Note 5, the Company's line of credit is secured by an unconditional and irrevocable guarantee issued by Philips N.V. The Company pays Philips N.V. a fee of $18,750 per annum in connection with such guarantee and has made a counter guarantee in favor of Philips N.V. with respect to any amounts incurred by Philips N.V. in connection with the guarantee.

  Other

        The Company entered into transactions with affiliates of Philips N.V., under which the Company received software, software related consulting services, tax consulting services, fleet services, insurance services, and purchasing services. Total fees incurred for these services of $2,001,655, $1,697,418, and $1,791,046 are included in operating costs and expenses for the years ended December 31, 2000, 2001, and 2002, respectively.

  (b) Significant Stockholders

        As of December 31, 2002, T. Russell Shields and family held 46,470,334 shares of the Company's common stock, representing approximately 4.0% of the Company's outstanding common stock. Shields Enterprises, Inc. ("SEI Information Technology"), which is owned by Mr. Shields, has provided technical support to the Company on a contractual basis for development of proprietary software and systems for database creation and updating.

        In conjunction with an employment agreement, the Company granted Mr. Shields an option to purchase 10,000,000 shares of common stock, vesting over 48 months. The option was fully vested as of December 31, 2000 and will expire on December 31, 2006. On October 15, 1999, the Company entered into a one-year consulting agreement with Mr. Shields, which was subsequently amended and extended through April 15, 2003. Mr. Shields remains a member of the Board of Directors. Pursuant to the consulting agreement, the Company agreed to pay Mr. Shields $3,000 per day for consulting services as requested by the Company and accepted by Mr. Shields. Mr. Shields also agreed to provide general advice and support to the Company for 10 to 15 hours per month without charge. The Company also agreed to provide Mr. Shields with communication capabilities for up to $30,000 during the term of the agreement and health and dental benefits.

        Fulfillment services and consulting services and support were purchased from SEI Information Technology and from Mr. Shields. Total fees incurred for these services of $394,966, $287,307 and $24,552 are included in database licensing and production costs for the years ended December 31, 2000, 2001, and 2002, respectively.

(11)—Fair Value of Financial Instruments

        The carrying values of cash equivalents, notes receivable from affiliate, receivables, payables, accrued expenses, and refundable deferred licensing advances approximate their fair values due to the short maturity of these instruments.

(12)—Employee Benefit Plans

        The Company sponsors a Savings and Investment Plan (the Plan) that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All of the Company's employees who have completed three months of service are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of eligible compensation, subject to the maximum amount allowable under Internal Revenue Service regulations. The Plan permits, but does not require, additional matching contributions by the Company. In addition, the Company has sponsored savings and investment plans in its European subsidiaries. The Company contributed $1,294,000, $1,527,000, and $580,000 to these defined contribution employee benefit plans for the years ended December 31, 2000, 2001, and 2002, respectively.

(13)—Enterprise-wide Disclosures

        The Company operates in one business segment and therefore does not report operating loss, identifiable assets and/or other resources related to business segments. The Company derives its revenues from database license fees and professional services. Revenues are attributed to North America (United States) and Europe (The Netherlands) based on the entity that executed the related licensing agreement.

        The following summarizes net revenue on a geographic basis for the years ended December 31, 2000, 2001, and 2002 (in thousands):

	Years ended December 31,
	2000	2001	2002
Net revenue:
North America
Database Licensing	$32,044	38,942	51,831
Professional Services	1,437	854	976

Total North America	33,481	39,796	52,807
Europe
Database Licensing	46,370	68,259	110,352
Professional Services	2,344	2,376	2,690

Total Europe	48,714	70,635	113,042

Total net revenue	$82,195	110,431	165,849

        The following summarizes long-lived assets on a geographic basis as of December 31, 2001 and 2002 (in thousands):

	December 31,
	2001	2002
Property and equipment, net:
North America	$8,450	5,762
Europe	2,702	2,086

Total property and equipment, net	$11,152	7,848

Capitalized software development costs, net:
North America	$15,629	18,951
Europe	—	—

Total capitalized software development costs, net	$15,629	18,951

(14)—Concentrations of Risk

        Approximately 36% of the Company's revenue for the year ended December 31, 2002 was from three customers, accounting for 15%, 13%, and 8%, respectively, of total revenue. Approximately 38% of the Company's revenue for the year ended December 31, 2001 was from three customers, accounting for 19%, 11%, and 8%, respectively, of total revenue. Approximately 34% of the Company's revenue for the year ended December 31, 2000 was from three customers, accounting for 17%, 9%, and 8%, respectively, of total revenue.

(15)—Lease Obligations

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

        The Company's aggregate future minimum lease obligations as of December 31, 2002 are as follows (in thousands):

Year ending December 31:
2003	$8,796
2004	7,199
2005	5,804
2006	5,159
2007	3,995
Thereafter	3,778

$34,731

        Total rent expense under operating leases for facilities and equipment was $5,687,000, $7,271,000, and $8,301,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

(16)—Quarterly Results (unaudited)

        The following table presents the Company's selected unaudited quarterly results (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2000
Net revenue	$16,901	20,407	20,152	24,735
Operating loss	(11,714)	(13,591)	(13,222)	(12,792)
Net loss	(24,789)	(27,970)	(28,481)	(28,328)
Net loss applicable to common stockholders	(24,789)	(27,970)	(28,481)	(28,328)
Basic and diluted loss per share of common stock	(0.06)	(0.07)	(0.07)	(0.07)
For the year ended December 31, 2001
Net revenue	$22,601	28,053	28,035	31,742
Operating loss	(10,357)	(8,977)	(6,538)	(3,019)
Loss before extraordinary item	(27,831)	(9,139)	(6,593)	(3,378)
Net loss	(97,399)	(9,139)	(6,593)	(3,378)
Net loss applicable to common stockholders	(97,399)	(37,267)	(37,284)	(35,976)
Basic and diluted loss per share of common stock before extraordinary item	(0.07)	(0.09)	(0.09)	(0.09)
Basic and diluted loss per share of common stock	(0.24)	(0.09)	(0.09)	(0.09)
For the year ended December 31, 2002
Net revenue	$30,785	38,593	44,822	51,649
Operating income (loss)	(2,193)	2,439	6,088	3,594
Net income (loss)	(2,585)	1,990	5,434	3,316
Net income (loss) applicable to common stockholders	(37,209)	(34,787)	(33,629)	3,316
Basic and diluted income (loss) per share of common stock	(0.09)	(0.09)	(0.08)	0.00

(17)—Commitments and Contingencies

        In August 2002, the Company received a letter from a law firm representing a stockholder of the Company and purporting to represent other stockholders threatening litigation based on breach of fiduciary duty, corporate mismanagement, minority shareholder oppression, the violation of securities laws and otherwise unlawful and improper actions in connection with: (i) the participation in the stock option exchange offer by the Company's Chief Executive Officer, and (ii) the conversion of the

Company's Series A and Series B preferred stock. At the present time, the Company is not aware of any complaint filed by such stockholder(s) with respect to the foregoing. It is not possible at this time to predict the outcome of this claim, but based on the Company's initial review of this claim, management believes the Company has meritorious defenses and intends to vigorously defend any such actions. Regardless of the outcome, this threatened claim may result in significant diversion of the Company's management resources and related expenses.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II
Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (In thousands):

Year	Balance at Beginning of Year	(1) Additions	(2) Deductions	Balance at End of Year
2000	$665	450	(25)	1,090
2001	1,090	913	(337)	1,666
2002	1,666	1,795	(677)	2,784

(1)
Provision for bad debt.

(2)
Accounts receivable written off against the allowance.

See accompanying independent auditors' report.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES (In thousands)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Payments due by Period (In Millions)
Amount Expiring Per Period (In Millions)
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers.
  Item 11. Executive Compensation.
Option Grants In Last Fiscal Year
Options Exercised During 2002 and Options Values at December 31, 2002
PART III
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
NAVIGATION TECHNOLOGIES CORPORATION AND SUBSDIARIES INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report
NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except per share amounts)
NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share data)
NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) (In thousands)
NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)
Notes to Consolidated Financial Statements
  (1) —Description of the Business and Summary of Significant Accounting Policies
  (2) —Recent Accounting Pronouncements
  (3) —Property and Equipment
  (4) —Long-term Deferred Revenue
  (5) —Line of Credit
  (6) —Long-term Source Material Obligations
  (7) —Income Taxes
  (8) —Stockholders' Equity (Deficit)
  (9) —Stock Option Plans
  (10) —Related Party Transactions
  (11) —Fair Value of Financial Instruments
  (12) —Employee Benefit Plans
  (13) —Enterprise-wide Disclosures
  (14) —Concentrations of Risk
  (15) —Lease Obligations
  (16) —Quarterly Results (unaudited)
  (17) —Commitments and Contingencies
NAVIGATION TECHNOLOGIES CORPORATION AND SUBSIDIARIES FINANCIAL STATEMENT SCHEDULE