Form 10-Q
period 2003-03-30
NAVIGATION TECHNOLOGIES CORP
filed 2003-05-08
CIK 834208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21323

NAVIGATION TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0170321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Merchandise Mart Suite 900 Chicago, Illinois 60654	(312) 894-7000
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of April 30, 2003 was 1,176,360,063.

Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by the terminology used - for example, words and phrases such as “may,” “should,” “expect,” “anticipate,” “plan,” “believe,” “estimate,” “predict” and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in the section of Navigation Technologies’ Registration Statement on Form 10, File No. 0-21323, as amended, captioned “Risk Factors” under Item 1 thereof.  Readers should carefully review this document in its entirety, including, but not limited to, the condensed consolidated financial statements and notes thereto.  Navigation Technologies undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.  You should rely only on the information contained in this document.  We have not authorized anyone to provide you with information that is different.  The information contained herein may only be accurate as of the date of this document.

“NAVTECH” is a trademark of Navigation Technologies Corporation.

PART I

FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2002	March 30, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,427	2,612
Notes receivable from affiliate	10,000	17,200
Accounts receivable, net of allowance for doubtful accounts of $2,784 and $3,139 in 2002 and 2003, respectively	30,261	39,212
Prepaid expenses and other current assets	3,342	4,235

Total current assets	53,030	63,259

Property and equipment, net	7,848	6,919
Capitalized software development costs, net	18,951	20,159
Deposits and other assets	498	304

Total assets	$80,327	90,641

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,392	7,352
Accrued payroll and related liabilities	16,138	13,082
Other accrued expenses	13,438	13,243
Deferred revenue	26,695	26,771

Total current liabilities	61,663	60,448

Long-term deferred revenue	5,213	5,866
Long-term source material obligations	1,324	960
Other long-term liabilities	890	978

Total liabilities	69,090	68,252

Stockholders’ equity:
Common stock $0.001 par value; 1,800,000 shares authorized; 1,175,587 and 1,175,929 shares issued and outstanding in 2002 and 2003, respectively	1,176	1,176
Additional paid-in capital	764,275	764,312
Note receivable for common stock	(219)	(219)
Accumulated other comprehensive income (loss)	3,600	(762)
Accumulated deficit	(757,595)	(742,118)

Total stockholders’ equity	11,237	22,389

Total liabilities and stockholders’ equity	$80,327	90,641

See accompanying notes to condensed consolidated financial statements

NAVIGATION TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Quarter Ended
	March 31, 2002	March 31, 2003
	(Unaudited)	(Unaudited)

Net revenue	$30,785	52,035

Operating costs and expenses:
Database licensing and production costs	19,606	23,586
Selling, general, and administrative expenses	13,372	16,821

Total operating costs and expenses	32,978	40,407

Operating income (loss)	(2,193)	11,628

Other income (expense):
Interest income	55	37
Interest expense	(265)	(7)
Foreign currency gain	17	4,119

Income (loss) before income taxes	(2,386)	15,777

Income tax expense	(199)	(300)

Net income (loss)	(2,585)	15,477

Cumulative preferred stock dividends	(34,624)	—

Net income (loss) applicable to common stockholders	$(37,209)	15,477

Net earnings (loss) per share of common stock – basic and diluted	$(0.09)	0.01

Weighted average shares of common stock outstanding:
Basic	398,297	1,175,780
Diluted	398,297	1,218,422

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Quarter Ended
	March 31, 2002	March 31, 2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,585)	15,477
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,366	1,457
Amortization of software development costs	1,011	1,373
Foreign currency gain	(17)	(4,119)
Deferred interest expense on refundable license payments	264	—
Provision for bad debts	910	366
Noncash other	(4)	20
Changes in operating assets and liabilities:
Accounts receivable	(4,428)	(8,836)
Prepaid expenses and other current assets	74	(950)
Deposits and other assets	(49)	214
Accounts payable	(414)	1,998
Accrued expenses	(990)	(3,799)
Deferred revenue	6,041	424
Other long-term obligations	175	(305)

Net cash provided by operating activities	1,354	3,320

Cash flows from investing activities:
Acquisition of property and equipment	(704)	(483)
Capitalized software development costs	(2,672)	(2,581)
Notes receivable from affiliate	(3,000)	(19,700)
Cash received from repayment of notes receivable from affiliate	5,000	12,500

Net cash used in investing activities	(1,376)	(10,264)

Cash flows from financing activities:
Issuance of common stock	1	37

Net cash provided by financing activities	1	37

Effect of exchange rate changes on cash	(35)	92

Net decrease in cash and cash equivalents	(56)	(6,815)

Cash and cash equivalents at beginning of period	7,506	9,427

Cash and cash equivalents at end of period	$7,450	2,612

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	7
Cash paid during the period for taxes	$147	293

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) – Unaudited Financial Statements

The accompanying condensed consolidated financial statements of Navigation Technologies Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is presumed that the reader has already read the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday nearest the calendar quarter end.  The 2002 first quarter had 90 days and the 2003 first quarter had 89 days. The Company’s fiscal year end is December 31.

Certain 2002 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying stock exceeds the exercise price. Under the Company’s stock option plan, options are granted at exercise prices that equal fair value of the underlying common stock on the date of grant. Therefore, no stock-based compensation expense is recorded in the condensed consolidated statements of operations.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans.  The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding unvested awards in each period.

	March 31, 2002	March 30, 2003

Net income (loss), as reported	$(2,585)	15,477
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(75)	(734)
Pro forma net income (loss)	(2,660)	14,743
Deduct: Cumulative preferred stock dividends	(34,624)	—
Pro forma net income (loss) applicable to common stockholders	$(37,284)	14,743

Income (loss) per share of common stock:
Basic and diluted—as reported	$(0.09)	0.01
Basic and diluted—pro forma	$(0.09)	0.01

The per share weighted-average fair value of stock options granted during 2002 was $0.07 on the date of grant using the fair value method with the following weighted-average assumptions: 2002 - no dividends, 75% volatility, risk-free interest rate of 2.94%, and expected life of 5.6 years.  There have been no stock options granted in 2003 as of March 30, 2003.

(2) – Recent Accounting Pronouncements

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The Company adopted SFAS No. 145 on January 1, 2003 and, as a result, the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in the Company’s consolidated statements of operations (which will be presented in the Company’s annual report on Form 10-K for the year ending December 31, 2003).

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our condensed consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002, and did not impact the disclosures in the accompanying condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods beginning after December 15, 2002, and are included in the notes to these condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The disclosure requirements are effective for financial statements of interim and annual periods issued after January 31, 2003, and did not impact the disclosures in the accompanying condensed consolidated financial statements.

(3) – Notes Receivable from Affiliate

The Company entered into a deposit agreement dated as of May 21, 2002, with Koninklijke Philips Electronics N.V. (“Philips N.V.”).  Pursuant to the terms of the deposit agreement, the Company rolled over $11,000,000 of previously deposited funds on March 21, 2003 and deposited an additional $1,000,000 on March 28, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash.  These deposits with Philips N.V. bear interest at a rate of United States (“U.S.”) LIBOR minus ¼% and had a maturity date of April 4, 2003, at which time all amounts were rolled over at the Company’s option.  In addition, the Company deposited an additional $5,200,000 with Philips N.V. on March 28, 2003, which matured on March 31, 2003, bearing interest at a rate of U.S. LIBOR minus ¼%.

(4) – Comprehensive Income (Loss)

Comprehensive income (loss) for the quarters ended March 31, 2002 and March 30, 2003 was as follows (in thousands):

	Quarter Ended
	March 31, 2002	March 30, 2003

Net income (loss)	$(2,585)	15,477
Foreign currency translation adjustment	(11)	(4,362)

Comprehensive income (loss)	$(2,596)	11,115

(5) – Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed based on net income (loss) after deducting cumulative preferred stock dividends, divided by the weighted average number of shares of common stock outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.” Options to purchase 15,947,000 and 107,492,000 shares of common stock were outstanding at March 31, 2002 and March 30, 2003, respectively. The Company granted replacement options to purchase 83,927,226 shares of common stock in connection with its stock option exchange offer on May 15, 2002.  Warrants to purchase 47,380,000 shares of common stock were outstanding at March 31, 2002 and March 30, 2003. There were 4,005,968.805 shares of Series A cumulative convertible preferred stock and

42,600,002.533 shares of Series B cumulative preferred stock outstanding at March 31, 2002. These options, warrants and shares of convertible preferred stock were not included in the computation of diluted loss per share for the quarter ended March 31, 2002, because the effect of their inclusion would be antidilutive; however, these options and warrants, and the shares of common stock resulting from the conversion of the preferred stock, have been included in the computation of diluted earnings per share for the quarter ended March 30, 2003. Shares issuable from securities that could potentially dilute basic earnings per share in the future, that were not included in the computation of earnings per share because their effect was antidilutive, consisted of 42,642,000 shares at March 31, 2002.

Basic and diluted earnings (loss) per share for the quarters ended March 31, 2002 and March 31, 2003 was as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2002		March 30, 2003
	Basic	Diluted	Basic	Diluted
Net income (loss) available for common stockholders	$(37,209)	(37,209)	15,477	15,477

Basic weighted average shares of common stock	398,297	398,297	1,175,780	1,175,780
Shares issuable upon exercise of warrants	—	—	—	42,642
Weighted average shares of common stock	398,297	398,297	1,175,780	1,218,422

Basic and diluted earnings (loss) per share	$(0.09)	(0.09)	0.01	0.01

(6) – Enterprise-wide Disclosures

The Company operates in one business segment and therefore does not report operating income (loss), identifiable assets and/or other resources related to business segments. The Company derives its revenues from database license fees and professional services. Revenues are attributed to North America (United States) and Europe (The Netherlands) based on the entity that executed the related agreement.

The following summarizes net revenue on a geographic basis for the quarters ended March 31, 2002 and March 30, 2003 (in thousands):

	March 31 2002	March 30, 2003

Net revenue:
North America
Database licensing	$8,608	16,568
Professional services	222	20
Total North America	8,830	16,588
Europe
Database licensing	21,387	34,984
Professional services	568	463
Total Europe	21,955	35,447
Total net revenue	$30,785	52,035

The following summarizes long-lived assets on a geographic basis as of December 31, 2002 and March 30, 2003 (in thousands):

	December 31, 2002	March 30, 2003

Property and equipment, net:
North America	$5,762	5,023
Europe	2,086	1,896
Total property and equipment, net	$7,848	6,919

Capitalized software development costs, net:
North America	$18,951	20,159
Europe	—	—
Total capitalized software development costs, net	$18,951	20,159

(7) – Commitments and Contingencies

On September 20, 2002, Philips Consumer Electronics B.V. (“Philips B.V.”) filed a complaint (the “Complaint”) against the Company in the Court of Chancery of the State of Delaware.  The Complaint alleged that the Company did not intend to comply with its obligations under the Certificates of Designation for the Company’s Series A and Series B cumulative convertible preferred stock to convert such preferred stock into the Company’s common stock pursuant to the terms of such Certificates. The Complaint sought declaratory relief, injunctive relief and specific performance to require the Company to determine the applicable conversion price in accordance with the terms of the respective Certificates of Designation.  On September 27, 2002, a Special Committee of the Board of Directors was formed to manage the Complaint.  On December 30, 2002, the Special Committee issued a report to the Board of Directors reporting, among other things, that Messrs. van Ommeren and Shields, as directors of the Company and as members of the Special Committee, had determined that Messrs. van Ommeren and Shields are the disinterested members of the Board of Directors for purposes of determining the conversion price (i.e., the Current Market Price of the Company’s common stock, as defined in the respective Certificates of Designation) for the Series A and Series B cumulative convertible preferred stock pursuant to the respective Certificates of Designation.  Messrs. van Ommeren and Shields then determined that the Current Market Price of the Company’s common stock as of October 1, 2002 was $0.86 per share.  This determination was made by Messrs. van Ommeren and Shields and does not reflect the views of the full Board of Directors of the Current Market Price.

All of the Series A and Series B cumulative convertible preferred stock automatically converted pursuant to their terms as of October 1, 2002 into 776,675,105.686 shares of common stock based on the determination by Messrs. Shields and van Ommeren that the Current Market Price of the Company’s common stock was $0.86 per share as of such date.  Upon conversion, the aggregate liquidation preferences of Series A and Series B cumulative convertible preferred stock were $58,242,000 (including $18,182,000 of dividends in arrears) and $609,699,000 (including $183,699,000 of dividends in arrears).

Philips B.V. has informed the Company that it does not agree with the determination by Messrs. van Ommeren and Shields of the Current Market Price and believes that the Current Market Price as of October 1, 2002 is substantially lower.  Philips B.V. has indicated that it intends to dispute in the legal proceedings the determination by such directors of the Current Market Price.

The Company has engaged outside counsel in connection with these legal proceedings.  It is still not possible at this time to predict the outcome of this dispute, but based on management’s ongoing review, the Company does not believe the resolution of the lawsuit will have a material adverse effect on the Company’s business, financial condition or results of operations.  Regardless of the outcome, this litigation may result in substantial expense and require a significant level of management attention.  The ultimate determination of the Current Market Price as of October 1, 2002 may or may not be $0.86 per share and will depend on the outcome of the litigation by judgment, settlement or otherwise.  In addition, the resolution of the litigation may result in a significant number of additional shares of the Company’s common stock being issued to Philips B.V., which would have an immediate and substantial dilutive effect on the holders of the Company’s common stock.  As of March 30, 2003, the Company has recorded $500,000 of accrued expenses in connection with this matter.

In addition, there is no established trading market for the Company’s common stock, and as such, the determination by Messrs. van Ommeren and Shields that the Current Market Price of the Company’s common stock equaled $0.86 per share on October 1, 2002 may not be indicative of the price per share of the Company’s common stock following a sale or merger of the Company, or an initial public offering of the Company’s common stock.

In August 2002, the Company received a letter from a law firm representing a stockholder of the Company and purporting to represent other stockholders threatening litigation based on breach of fiduciary duty, corporate mismanagement, minority shareholder oppression, the violation of securities laws and otherwise unlawful and improper actions in connection with (i) the participation in the stock option exchange offer by the Company’s Chief Executive Officer and (ii) the conversion of the Company’s Series A and Series B preferred stock.  At the present time, the Company is not aware of any complaint filed by such stockholder(s) with respect to the foregoing.  It is not possible at this time to predict the outcome of this claim, but based on the Company’s initial review of this claim, management believes the Company has meritorious defenses and intends to vigorously defend any such actions.  Regardless of the outcome, this threatened claim may result in significant diversion of the Company’s management resources and related expenses.

(8) – Subsequent Event

On April 22, 2003, the Company agreed to enter into a U.S. dollar/euro currency swap agreement with Philips N.V. (the parent company of the Company’s majority stockholder) on its short-term U.S. dollar denominated intercompany obligation of $187,136,000 payable by the Company's European subsidiary to the Company and one of its U.S. subsidiaries.  The Company agreed that one of its European subsidiaries would pay Philips N.V. the loan principal in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro, which will be paid to one of the Company’s U.S. subsidiaries.  The Company has entered into this swap agreement to minimize exposure between the U.S. dollar and euro on expected payment of the intercompany obligation.  It is not expected that this swap will qualify for hedge accounting.  Pursuant to the swap instrument and in order to provide for prepayment of principal on a monthly basis, one of the Company’s European subsidiaries will additionally pay interest in euros on a monthly basis at the one month euro LIBOR rate to Philips N.V. in exchange for interest paid to one of the Company’s U.S. subsidiaries in U.S. dollars at the one month U.S. dollar LIBOR rate.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document.  Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties.  In evaluating these statements, you should specifically consider the various risk factors identified in Navigation Technologies’ Registration Statement on Form 10, as amended, File No. 0-21323, that could cause actual results to differ materially from those expressed in such forward-looking statements.

Overview

Navigation Technologies Corporation (the “Company”) is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems.  These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal digital assistants and cell phones; server-based systems, including internet and wireless services; and paper media.

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of March 30, 2003, we had an accumulated deficit of approximately $742.1 million.  Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database.  We anticipate that operating expenses will continue to increase as we continue our growth and development activities, including further development and enhancement of the NAVTECH database and increasing our sales and marketing efforts.  Although our revenues have grown significantly over the past three years, we may not be able to sustain these growth rates.  While we have been successful in achieving profitability for the year ended December 31, 2002 and the first quarter of 2003, we cannot assure you that we will maintain profitable operations for the 2003 fiscal year or in the future.

The market for products and services that use the NAVTECH database is evolving, and we believe that our future success depends upon the development of markets for a variety of products and services that use our database.  Even if such products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will result in our achieving and maintaining profitable operations for the 2003 fiscal year or in the future.  Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database, which could materially adversely affect our business and prospects.

Material portions of our revenues and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenues and expenses in the future.  Substantially all of our international expenses and revenue are denominated in foreign currencies, and fluctuations in the value of these currencies in relation to the United States (“U.S.”) dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another.  Historically, we had not engaged in activities to hedge our foreign currency exposures.  Subsequent to March 30, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions (See Note 8 of Notes to Condensed Consolidated Financial Statements).  Revenues derived from our European operations during the first quarters of 2002 and 2003 accounted for approximately 71% and 68%, respectively, of our total revenue.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and make various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that, of the significant policies used in the preparation of our condensed consolidated financial statements, the following are critical accounting policies, which may involve a higher degree of judgment and complexity.

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

Nonrefundable minimum licensing fees are received upfront and represent a minimum guarantee of fees to be received from the licensee (for sales made by that party to end users) during the period of the arrangement, typically one year. We generally cannot determine the amount of up-front license fees that have been earned during a given period until we receive a report from the customer. Accordingly, we amortize the total up-front fee paid by the customer ratably over the term of the arrangement. When we determine that the actual amount of licensing fees earned exceeds the cumulative revenue recognized under the amortization method (because the customer reports licensing fees to us that exceed such amount), we recognize the additional licensing revenues.

License fees from usage (including license fees in excess of the nonrefundable minimum fees) are recognized in the period in which they are reported by the customer to us. Prepaid licensing fees are recognized in the period in which the distributor or customer reports that it has shipped our database to the end user. Revenue for direct sales is recognized when the database is shipped to the end user.

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

Allowance for Doubtful Accounts

We record allowances for estimated losses from uncollectible accounts based upon specifically identified amounts that we believe to be uncollectible. In addition, we record additional allowances based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of one of these customers or other matters affecting the collectibility of amounts due from such customers could have a material adverse affect on our results of operations in the period in which such changes or events occur.

Database Licensing, Production and Software Development Costs

We have invested significant amounts in creating and updating our database and developing related software applications for internal-use. Database licensing and production costs consist of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs are expensed as incurred. These costs include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content. Database licensing and distribution costs include the direct costs related to reproduction of the database for licensing and per-copy sales and shipping and handling costs. Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable our core database to operate with emerging technologies, and (iii) applications to facilitate customer use of our database. Costs of internal-use software are accounted for in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally four to five years. It is reasonably possible that our estimates of the remaining economic life of the technology could change from the current amortization periods. In that event, impairment charges or shortened useful lives of internal-use software could be required. Research and development activities are expensed as incurred.

Impairment of Long-lived Assets

As of March 31, 2002 and March 30, 2003, the Company’s long-lived assets consisted of property and equipment and internal-use software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. We have generated significant taxable losses since our inception, and management has concluded that, as of March 31, 2002 and March 30, 2003, a valuation allowance against substantially all of our deferred tax assets is required.

For the quarter ended March 30, 2003, our European operations generated taxable income, while the taxable loss incurred by our domestic operations decreased from prior periods. If the level of taxable income generated in certain jurisdictions, including European jurisdictions, continues to increase in future periods, management may determine that sufficient objective evidence exists to conclude that it is more likely than not that all or a portion of the deferred tax assets attributable to such jurisdictions will be realized. If such a determination is made in a future period, we would reduce the deferred tax asset valuation allowance and record an income tax benefit in our consolidated statements of operations. It is possible that such adjustments would be material to the results of our operations in the periods in which these determinations are made. However, there can be no assurance that Navigation Technologies will continue to experience operating income in future periods.

Results of Operations

Comparison of first quarter of 2002 to first quarter of 2003

Revenues.  Our total revenues increased 68.8% from $30.8 million during the first quarter of 2002 to $52.0 million during the first quarter of 2003.  The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth occurred in all geographic regions in 2003, as North American revenues increased 88.6% from $8.8 million during the first quarter of 2002 to $16.6 million during the first quarter of 2003, and European revenues increased 60.9% from $22.0 million during the first quarter of 2002 to $35.4 million during the first quarter of 2003.  North American and European revenue were positively affected by an increase in vehicle navigation unit sales during the first quarter of 2003 as compared to the first quarter of 2002.  Foreign currency translation increased revenues within the European operations by $4.9 million during the first quarter of 2003 as compared to the first quarter of 2002 due to the strengthening of the euro.  Approximately 20% of our revenues during the first quarter of 2002 came from one customer, while approximately 31% of our revenues during the first quarter of 2003 came from two customers (accounting for 19% and 12% of total revenues, respectively).

Database Licensing and Production Costs.  Database licensing and production costs increased 20.4% from $19.6 million during the first quarter of 2002 to $23.6 million during the first quarter of 2003. The increase was due primarily to our increased production costs from database licensing revenue growth and continued investment in updating, improving, and maintaining the coverage of our database in both North America and Europe, plus an unfavorable foreign currency translation effect within European operations of $1.7 million due to the strengthening euro.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased 25.4% from $13.4 million during the first quarter of 2002 to $16.8 million during the first quarter of 2003.  This increase was due primarily to our investments in growing our worldwide sales force and marketing initiatives, and in improving our infrastructure to support future growth plus an unfavorable foreign currency translation effect within European operations of $0.9 million due to the strengthening euro.

Other Income and Expense.  As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of a wholly owned European subsidiary to the Company and one of its U.S. subsidiaries was re-classified from a permanent advance to an obligation that management intends to settle. This is based on management’s intention that the loan be repaid in full and on the ability of the European subsidiary to repay the loan.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the foreign currency gain resulting from the change in the U.S. dollar/euro exchange rate during the period from January 1, through March 30, 2003 is reflected as a component of other income and expense.  For the three months ended March 30, 2003, a $4.1 million foreign currency transaction gain was recognized due to impact of the strengthening of the euro on the U.S. dollar denominated intercompany loan.  Interest expense in the first quarter of 2003 was lower due to the settlement of an interest bearing refundable deferred licensing advance in the third quarter of 2002.

Income Tax Expense.  Income tax expense was $0.2 million in 2002, compared to $0.3 million in 2003. The increase was primarily due to various European countries that do not have tax loss carryforwards. The remaining foreign operations did not incur income tax expense in the first quarters of 2002 and 2003, because taxable income was applied against available loss carryforwards and a full valuation allowance was recorded against our deferred tax loss carryforwards in Europe. No income tax benefit has been recorded for our domestic losses during the first quarters of 2002 and 2003, because a full valuation allowance was recorded against our net deferred tax assets in the United States.

Operating Income (Loss), Net Income (Loss) and Net Earnings (Loss) Per Share of Common Stock.  Our operating results improved from an operating loss of $(2.2) million during the first quarter of 2002 to operating income of $11.6 million during the first quarter of 2003, due primarily to the operating leverage generated by our revenue growth and cost control efforts in 2003.  Our net loss of $(2.6) million during the first quarter of 2002 improved to net income of $15.5 million during the first quarter of 2003, as a result of the improved operating results and the large foreign currency transaction gain in the period.  Basic and diluted net loss per share of common stock was $(0.09) for the first quarter of 2002 as compared to basic and diluted net earnings per share of common stock of $0.01 for the first quarter of 2003. The basic and diluted net loss per share amounts for the first quarter of 2002 reflect the impact of cumulative preferred stock dividends of $34.6 million on the preferred stock issued to Philips Consumer Electronics Services B.V. (“Philips B.V.” or “Philips”) in exchange for the extinguishment of debt during the first quarter of 2001.  The preferred stock was converted to common stock as of October 1, 2002.  The basic and diluted net earnings per share amounts for the first quarter of 2003 reflect the increase in net income, offset by the conversion of preferred stock to common stock.

Liquidity and Capital Resources

We have financed our operations through private placements of equity securities, borrowings from Philips and cash generated from operating income.  As of March 30, 2003, cash and cash equivalents totaled $2.6 million.  Historically, we have been substantially dependent upon Philips for funding. We entered into a stock purchase agreement with Philips dated as of March 29, 2001, pursuant to which Philips converted an aggregate of $443.0 million of our indebtedness to Philips into 1,695,968.805 shares of our Series A cumulative convertible preferred stock and 42,600,002.533 shares of our Series B cumulative convertible preferred stock. In conjunction with the closing of the stock purchase agreement, Philips purchased 710,000 additional shares of Series A preferred stock for $7.1 million. Philips also purchased an additional 1,600,000 shares of Series A preferred stock after the closing in accordance with the agreement. The Series A and Series B preferred stock was converted to common stock as of October 1, 2002. Philips does not agree with the conversion price of the preferred stock and has filed a complaint against the Company regarding the conversion (See Note 7 of Notes to Condensed Consolidated Financial Statements). The resolution of that litigation may result in a significantly lower conversion price and, as a result, in a significant number of additional shares of our common stock being issued to Philips, which would have an immediate and substantial dilutive effect to the other holders of our common stock.

We entered into a deposit agreement with Koninklijke Philips Electronics N.V. (“Philips N.V.”) dated as of May 21, 2002. Pursuant to the terms of the deposit agreement, we rolled over $11,000,000 of previously deposited funds on March 21, 2003 and deposited an additional $1,000,000 on March 28, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash.  These deposits with Philips N.V. bear interest at a rate of U.S. LIBOR minus ¼% and had a maturity date of April 4, 2003, at which time all amounts were rolled over at our option.  In addition, we deposited an additional $5,200,000 with Philips N.V. on March 28, 2003, which matured on March 31, 2003, bearing interest at a rate of US LIBOR minus ¼%.

Credit Facility

On March 28, 2002 we obtained a bank line of credit that is scheduled to mature on June 27, 2003. Pursuant to the terms of the line of credit, we may borrow up to $15,000,000 at an interest rate of either LIBOR plus 30 basis points or the prime rate at our option.  The line of credit is secured by an unconditional and irrevocable guarantee issued by Philips N.V. Pursuant to the terms of the line of credit, we paid Philips N.V. $23,438 in connection with such guarantee and made a counter guarantee in favor of Philips N.V. with respect to any amounts incurred by Philips N.V. in connection with the Philips N.V. guarantee.  We are also required to pay to the bank a commitment fee of 13 basis points per annum on the average daily unused amount during each quarter.  As of March 30, 2003, there have been no borrowings on the line of credit.

As of March 30, 2003, we believe that our current cash resources on hand, deposited temporary excess cash with Philips and our cash flows from operations will satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least 12 months.

Foreign Currency Derivatives

On April 22, 2003, we agreed to enter into a U.S. dollar/euro currency swap agreement with Philips N.V. (the parent company of the Company’s majority stockholder) on our short-term U.S. dollar denominated intercompany obligation of $187,136,000 payable by our European subsidiary to the Company and one of its U.S. subsidiaries.  We agreed that one of our European subsidiaries would pay Philips N.V. the loan principal in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro, which will be paid to one of our U.S. subsidiaries.  We have entered into this swap agreement to minimize exposure between the U.S. dollar and euro on expected payment of the intercompany obligation.  It is not expected that this swap will qualify for hedge accounting.  Pursuant to the swap instrument and in order to provide for prepayment of principal on a monthly basis, our European subsidiary will additionally pay interest in euros on a monthly basis at the one month euro LIBOR rate to Philips N.V. in exchange for interest paid to one of our U.S. subsidiaries in U.S. dollars at the one month U.S. dollar LIBOR rate.

Cash Flow comparison of first quarter of 2002 to first quarter 2003

Net cash provided by operating activities for the first quarter of 2002 was $1.4 million compared with $3.3 million during the first quarter of 2003.  The improvement in cash flows from operating activities in the first quarter of 2003 as compared to the first quarter of 2002 results from the Company achieving an operating profit, offset by an increase in accounts receivable.

Net cash used in investing activities for the first quarter of 2002 was $1.4 million compared with $10.3 million during the same period in 2003.  Net increases in cash management loans made to Philips N.V. were partially offset by reduced investments in property and equipment.

For the first quarters of 2002 and 2003, cash provided by financing activities was minimal and related to the issuance of common stock upon exercise of options.

Recent Accounting Pronouncements

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  We adopted SFAS No. 145 on January 1, 2003 and, as a result, the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in our consolidated statements of operations (which will be presented in our annual report on Form 10-K for the year ending December 31, 2003).

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our condensed consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002, and did not impact our disclosures in the accompanying condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for the financial statements of interim periods ended after December 15, 2002, and are included in the notes to our condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The disclosure requirements are effective for financial statements of interim and annual periods issued after January 31, 2003, and did not impact our disclosures in the accompanying condensed consolidated financial statements.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

We invest our cash in highly liquid cash equivalents. We do not believe that our exposure to interest rate risk is material to our results of operations.

Material portions of our revenues and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenues and expenses in the future.  In addition, substantially all of our expenses and revenues related to our international operations are denominated in foreign currencies, principally the euro.  Historically, we had not engaged in activities to hedge our foreign currency exposures.  Subsequent to March 30, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions.   However, we are and may continue to be, subject to risks related to foreign currency fluctuations where we have not hedged our exposure, which may have a negative effect on our earnings.

Item 4.                                                           Controls and Procedures

a. Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

10.1                                                                           Amended and Restated Promissory Note dated March 27, 2003, made by Navigation Technologies Corporation in favor of ABN AMRO Bank N.V.

10.2                                                                           Guarantee Letter Agreement dated March 28, 2003, made by Navigation Technologies Corporation in favor of Koninklijke Philips Electronics N.V.

10.3                                                                           Fourth Amendment dated April 15, 2003, to the Consulting Agreement between Navigation Technologies Corporation and T. Russell Shields.

99.1                                                                           Certification of Principal Executive Officer

99.2                                                                           Certification of Principal Financial Officer

(b)                                  Reports on Form 8-K.

The Company filed an Item 5 Current Report on Form 8-K on January 13, 2003 regarding the litigation between the Company and its principal stockholder.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 8, 2003

NAVIGATION TECHNOLOGIES CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil T. Smith
Neil Smith
Vice President and Corporate Controller (Principal Accounting Officer)

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, David B. Mullen, certify that:

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)