Form 10-Q
period 2003-06-29
NAVIGATION TECHNOLOGIES CORP
filed 2003-08-11
CIK 834208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21323

NAVIGATION TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0170321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Merchandise Mart, Suite 900 Chicago, Illinois 60654	(312) 894-7000
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of August 1, 2003 was 1,176,684,914.

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

PART I
FINANCIAL INFORMATION

Item 1.           Financial Statements

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2002	June 29, 2003
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$9,427	3,918
Notes receivable from affiliate	10,000	35,500
Accounts receivable, net of allowance for doubtful accounts of $2,784 and $3,670 in 2002 and 2003, respectively	30,261	42,175
Prepaid expenses and other current assets	3,342	4,429

Total current assets	53,030	86,022

Property and equipment, net	7,848	6,973
Capitalized software development costs, net	18,951	20,966
Deposits and other assets	498	515

Total assets	$80,327	114,476

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,392	7,984
Accrued payroll and related liabilities	16,138	13,755
Other accrued expenses	13,438	13,048
Deferred revenue	26,695	29,764

Total current liabilities	61,663	64,551

Fair value of derivative	—	8,024
Long-term deferred revenue	5,213	5,659
Long-term source material obligations	1,324	1,002
Other long-term liabilities	890	1,417

Total liabilities	69,090	80,653

Stockholders’ equity:
Common stock, $0.001 par value; 1,800,000 shares authorized; 1,175,587 and 1,176,663 shares issued and outstanding in 2002 and 2003, respectively	1,176	1,177
Additional paid-in capital	764,275	764,389
Note receivable for common stock	(219)	(219)
Accumulated other comprehensive income (loss)	3,600	(12,179)
Accumulated deficit	(757,595)	(719,345)

Total stockholders’ equity	11,237	33,823

Total liabilities and stockholders’ equity	$80,327	114,476

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$38,593	67,534	$69,378	119,569

Operating costs and expenses:
Database licensing and production costs	21,387	28,825	40,993	52,411
Selling, general, and administrative expenses	14,767	18,006	28,139	34,827

Total operating costs and expenses	36,154	46,831	69,132	87,238

Operating income	2,439	20,703	246	32,331

Other income (expense):
Interest income	31	81	86	118
Interest expense	(281)	(3)	(546)	(10)
Foreign currency gain	65	2,264	82	6,383

Income (loss) before income taxes	2,254	23,045	(132)	38,822

Income tax expense	(264)	(272)	(463)	(572)

Net income (loss)	1,990	22,773	(595)	38,250

Cumulative preferred stock dividends	(36,777)	—	(71,401)	—

Net income (loss) applicable to common stockholders	$(34,787)	22,773	$(71,996)	38,250

Net earnings (loss) per share of common stock – basic and diluted	$(0.09)	0.02	$(0.18)	0.03

Weighted average shares of common stock outstanding:
Basic	398,301	1,176,391	398,299	1,176,087
Diluted	398,301	1,219,033	398,299	1,218,729

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30, 2002	June 29, 2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(595)	38,250
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,069	3,031
Amortization of software development costs	2,156	2,879
Foreign currency gain	(82)	(6,383)
Deferred interest expense on refundable license payments	538	—
Provision for bad debts	1,087	892
Noncash other	(8)	12
Changes in operating assets and liabilities:
Accounts receivable	(7,085)	(10,856)
Prepaid expenses and other current assets	(262)	(1,063)
Deposits and other assets	(82)	64
Accounts payable	(504)	2,511
Accrued expenses	(203)	(5,414)
Deferred revenue	6,439	2,343
Other long-term obligations	255	86

Net cash provided by operating activities	4,723	26,352

Cash flows from investing activities:
Acquisition of property and equipment	(2,300)	(1,971)
Capitalized software development costs	(5,144)	(4,894)
Notes receivable from affiliate	(5,500)	(46,700)
Cash received from repayment of notes receivable from affiliate	5,000	21,200

Net cash used in investing activities	(7,944)	(32,365)

Cash flows from financing activities:
Issuance of common stock	3	115

Net cash provided by financing activities	3	115

Effect of exchange rate changes on cash	544	389

Net decrease in cash and cash equivalents	(2,674)	(5,509)

Cash and cash equivalents at beginning of period	7,506	9,427

Cash and cash equivalents at end of period	$4,832	3,918

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$546	10
Cash paid during the period for taxes	$226	950

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

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday nearest the calendar quarter end.  The 2002 second quarter had 90 days and the 2003 second quarter had 89 days. The 2002 year to date period had 181 days and the 2003 year to date period had 180 days.  The Company’s fiscal year end is December 31.

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

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding unvested awards in each period.

	Quarter Ended		Six Months Ended
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003

Net income (loss), as reported	$1,990	22,773	$(595)	38,250
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,659)	(667)	(2,734)	(1,401)
Pro forma net income (loss)	(669)	22,106	(3,329)	36,849
Deduct: Cumulative preferred stock dividends	(36,777)	—	(71,401)	—
Pro forma net income (loss) applicable to common stockholders	$(37,446)	22,106	$(74,730)	36,849

Income (loss) per share of common stock:
Basic and diluted—as reported	$(0.09)	0.02	$(0.18)	0.03
Basic and diluted—pro forma	$(0.09)	0.02	$(0.19)	0.03

The per share weighted-average fair value of stock options granted during 2002 was $0.07 on the date of grant using the fair value method with the following weighted-average assumptions: 2002 – no dividends, 75% volatility, risk-free interest rate of 2.94%, and expected life of 5.6 years.  There have been no stock options granted in 2003 as of June 29, 2003.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the condensed consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002, and did not impact the disclosures in these condensed consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The consolidation requirements apply to existing variable interest entities for periods beginning after June 15, 2003. The Company does not expect the adoption of these provisions to have a material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149,  “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. The Company does not expect the adoption of SFAS No. 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003 and did not have an impact on the Company’s condensed consolidated financial statements.  SFAS No. 150 is effective for unmodified financial instruments existing at May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect SFAS No. 150 to have any effect on the Company’s consolidated financial statements.

(3) – Notes Receivable from Affiliate

The Company entered into a deposit agreement dated as of May 21, 2002, with Koninklijke Philips Electronics N.V. (“Philips N.V.”).  Pursuant to the terms of the deposit agreement, the Company rolled over $24,250,000 of previously deposited funds on June 20, 2003 and deposited an additional $11,250,000 on June 27, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash.  These deposits with Philips N.V. bear interest at a rate of United States (“U.S.”) LIBOR minus ¼%.  Deposits of $30,000,000 had a maturity date of July 7, 2003, at which time all amounts were rolled over at the Company’s option, and deposits of $5,500,000 matured on June 30, 2003 and were repaid to the Company.

(4) – Comprehensive Income (Loss)

Comprehensive income (loss) for the quarters and the six months ended June 30, 2002 and June 29, 2003 was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003

Net income (loss)	$1,990	22,773	$(595)	38,250
Foreign currency translation adjustment	(172)	(11,417)	(183)	(15,779)

Comprehensive income (loss)	$1,818	11,356	$(778)	22,471

(5) – Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed based on net income (loss) after deducting cumulative preferred stock dividends, divided by the weighted average number of shares of common stock outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.” Options to purchase 111,709,000 and 106,304,000 shares of common stock were outstanding at June 30, 2002 and June 29, 2003, respectively. The Company granted replacement options to purchase 83,927,226 shares of common stock in connection with its stock option exchange offer on May 15, 2002.  Warrants to purchase 47,380,000 shares of common stock were outstanding at June 30, 2002 and June 29, 2003. There were 4,005,968.805 shares of Series A cumulative convertible preferred stock and 42,600,002.533 shares of Series B cumulative preferred stock outstanding at June 30, 2002. These options, warrants and shares of convertible preferred stock were not included in the computation of diluted loss per share for the quarter and the six months ended June 30, 2002, because the effect of their inclusion would be antidilutive. Shares issuable from securities that could potentially dilute basic earnings per share in the future, that were not included in the computation of earnings per share for the quarter and the six months ended June 30, 2002 because their effect was antidilutive, consisted of 773,895,000 shares.

Basic and diluted earnings (loss) per share for the quarters and the six months ended June 30, 2002 and June 29, 2003 was as follows (in thousands, except per share amounts):

	Quarter Ended
	June 30, 2002		June 29, 2003
	Basic	Diluted	Basic	Diluted
Net income (loss) available for common stockholders	$(34,787)	(34,787)	$22,773	22,773

Basic weighted average shares of common stock	398,301	398,301	1,176,391	1,176,391
Shares issuable upon exercise of warrants	—	—	—	42,642
Weighted average shares of common stock	398,301	398,301	1,176,391	1,219,033

Basic and diluted earnings (loss) per share	$(0.09)	(0.09)	$0.02	0.02

	Six Months Ended
	June 30, 2002		June 29, 2003
	Basic	Diluted	Basic	Diluted
Net income (loss) available for common stockholders	$(71,996)	(71,996)	$38,250	38,250

Basic weighted average shares of common stock	398,299	398,299	1,176,087	1,176,087
Shares issuable upon exercise of warrants	—	—	—	42,642
Weighted average shares of common stock	398,299	398,299	1,176,087	1,218,729

Basic and diluted earnings (loss) per share	$(0.18)	(0.18)	$0.03	0.03

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

The following summarizes net revenue on a geographic basis for the quarters and the six months ended June 30, 2002 and June 29, 2003 (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003
Net revenue:
North America
Database licensing	$11,515	20,791	$20,123	37,359
Professional services	208	89	440	109
Total North America	11,723	20,880	20,563	37,468
Europe
Database licensing	26,099	46,143	47,486	81,127
Professional services	771	511	1,329	974
Total Europe	26,870	46,654	48,815	82,101
Total net revenue	$38,593	67,534	$69,378	119,569

The following summarizes long-lived assets on a geographic basis as of December 31, 2002 and June 29, 2003 (in thousands):

	December 31, 2002	June 29, 2003

Property and equipment, net:
North America	$5,762	4,665
Europe	2,086	2,308
Total property and equipment, net	$7,848	6,973

Capitalized software development costs, net:
North America	$18,951	20,966
Europe	—	—
Total capitalized software development costs, net	$18,951	20,966

(7) – Commitments and Contingencies

On September 20, 2002, Philips Consumer Electronics B.V. (“Philips B.V.”) filed a complaint (the “Initial Complaint”) against the Company in the Court of Chancery of the State of Delaware (the “Litigation”).  The Initial Complaint alleged that the Company did not intend to comply with its obligations under the Certificates of Designation for the Company’s Series A and Series B cumulative convertible preferred stock (“Certificates of Designation”) to convert such preferred stock into the Company’s common stock pursuant to the terms of such Certificates of Designation. The Initial Complaint sought declaratory relief, injunctive relief and specific performance to require the Company to determine the applicable conversion price in accordance with the terms of the respective Certificates of Designation.  On September 27, 2002, a Special Committee of the Board of Directors was formed to manage the Company’s defense to the Litigation.  On December 30, 2002, the Special Committee issued a report to the Board of Directors reporting, among other things, that Messrs. van Ommeren and Shields, as directors of the Company and as members of the Special Committee, had determined that Messrs. van Ommeren and Shields are the disinterested members of the Board of Directors for purposes of determining the conversion price (i.e., the Current Market Price of the Company’s common stock, as defined in the respective Certificates of Designation) for the Series A and Series B cumulative convertible preferred stock pursuant to the respective Certificates of Designation.  Messrs. van Ommeren and Shields then determined that the Current Market Price of the Company’s common stock as of October 1, 2002 was $0.86 per share.  This determination was made by Messrs. van Ommeren and Shields and does not reflect the views of the full Board of Directors of the Current Market Price.

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

On August 1, 2003, Philips B.V. filed a First Amended and Supplemental Complaint (the “Amended Complaint”) in the Litigation against the Company and additionally named Messrs. Shields and van Ommeren as defendants.  The Amended Complaint alleges breach of contract and breach of covenant of good faith and fair dealing against the Company and breach of fiduciary duty against Messrs. Shields and van Ommeren.  More specifically, the Amended Complaint states that the Company breached its obligations under the Certificates of Designation to make a good faith determination of the Current Market Price of the Company’s common stock as of October 1, 2002, including by failing to (1)

properly determine the composition of the disinterested directors for purposes of determining the Current Market Price of the Company’s common stock as of October 1, 2002, (2) base the determination of Current Market Price upon a timely valuation, and (3) base the determination on a valuation performed by an internationally recognized investment bank.  The Amended Complaint further states that (i) the Company breached an implied covenant of good faith and fair dealing under the Certificates of Designation (ii) the Company breached its obligations under its March 29, 2001 Stock Purchase Agreement with Philips B.V. by failing to ensure that its certification of incorporation permits issuance of a sufficient number of shares of common stock to satisfy the number of shares to which Philips B.V. is entitled upon the conversion of the Series A and Series B shares, and (iii) Messrs. Shields and van Ommeren willfully breached their fiduciary duties to Philips B.V.  The Amended Complaint seeks an order appointing an independent appraiser to determine the Current Market Price as of October 1, 2002, specific performance to require the Company to convert the Series A and Series B shares on the terms set forth in the Certificates of Designation, a declaration that Messrs Shields and van Ommeren breached their fiduciary duties to Philips B.V., injunctive relief to prevent the defendants from continuing to interfere with Philips B.V.’s rights under the Certificates of Designation, and unspecified monetary and exemplary damages and costs of suit.

The Company has engaged outside counsel in connection with these legal proceedings.  It is still not possible at this time to predict the outcome of this dispute, but based on management’s ongoing review, the Company does not believe the resolution of the lawsuit will have a material adverse effect on the Company’s business, financial condition or results of operations.  Regardless of the outcome, this litigation may result in substantial expense and require a significant level of management attention.  The ultimate determination of the Current Market Price as of October 1, 2002 may or may not be $0.86 per share and will depend on the outcome of the litigation by judgment, settlement or otherwise.  In addition, the resolution of the litigation may result in a significant number of additional shares of the Company’s common stock being issued to Philips B.V., which would have an immediate and substantial dilutive effect on the holders of the Company’s common stock.  As of June 29, 2003, the Company has recorded $500,000 of accrued expenses in connection with this matter.

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

(8) – Foreign Currency Derivatives

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V. (the parent company of the Company’s majority stockholder) to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation.  The intercompany balance is payable by one of the Company’s European subsidiaries to the Company and one of its U.S. subsidiaries, and is due in U.S. dollars.  Through December 31, 2002, this intercompany balance was considered permanent in nature as repayment was not expected to occur in the foreseeable future.  However, primarily as a result of improved operating performance in the Company’s European business, cash flows are anticipated to be sufficient to support repayment over the next several years.  Accordingly, effective January 1, 2003, the loan is no longer designated as permanent in nature.

Under the terms of the Swap, the Company’s European subsidiary will make payments to Philips N.V. in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro.  The U.S. dollar proceeds obtained under the Swap will be utilized to make payments of principal on the intercompany loan.  The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003.  The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation.  As of June 29, 2003, the outstanding intercompany obligation (net of payments) is $175.9 million.

The intercompany loan bears interest at one-month LIBOR.  The Swap also provides that the European subsidiary of the Company will pay interest due in euros on a monthly basis to Philips N.V. in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap does not qualify for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings.  A loss of $8.2 million was recorded for the quarter ended June 29, 2003.  This loss was offset by a foreign currency transaction gain of $8.1 million recognized as a result of the remeasurement of the outstanding intercompany obligation at June 29, 2003.  A foreign currency loss of $0.7 million was recognized in earnings during the quarter ended June 29, 2003 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation subsequent to entering into the Swap.

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

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of June 29, 2003, we had an accumulated deficit of approximately $719.3 million.  Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database.  We anticipate that operating expenses will continue to increase as we continue our growth and development activities, including further development and enhancement of our NAVTECH database and increasing our sales and marketing efforts.  Although our revenues have grown significantly over the past three years, we may not be able to sustain these growth rates.  While we have been successful in achieving profitability for the year ended December 31, 2002 and the first and second quarters of 2003, we cannot assure you that we will maintain profitable operations for the 2003 fiscal year or in the future.

The market for products and services that use NAVTECH data is evolving, and we believe that our future success depends upon the development of markets for a variety of products and services that use our database.  Even if such products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will result in our achieving and maintaining profitable operations in the future.  Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database, which could materially adversely affect our business and prospects.

Material portions of our revenues and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenues and expenses in the future.  Substantially all of our international expenses and revenue are denominated in foreign currencies, and fluctuations in the value of those currencies in relation to the United States (“U.S.”) dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another.  Historically, we had not engaged in activities to hedge our foreign currency exposures.  On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions (See Note 8 of Notes to Condensed Consolidated Financial Statements).  Revenues derived from our European operations during the second quarters and the first six months of 2002 and 2003 accounted for approximately 70% and 69%, respectively, of our total revenue.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and make various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that, of the significant policies used in the preparation of our condensed consolidated financial statements, the following are critical accounting policies, which may involve a higher degree of judgment and complexity.

Revenue Recognition

We derive a substantial majority of our revenue from licensing our database. We also generate revenue from professional services. Revenue is recognized net of provisions for estimated uncollectible amounts and anticipated returns. Database licensing revenue includes revenue that is associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), recognition of prepaid licensing fees from our distributors and customers and direct sales to end users.

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

Impairment of Long-lived Assets

As of June 30, 2002 and June 29, 2003, the Company’s long-lived assets consisted of property and equipment and internal-use software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. We have generated significant taxable losses since our inception, and management has concluded that, as of June 30, 2002 and June 29, 2003, a valuation allowance against substantially all of our deferred tax assets is required.

For the quarter and the six months ended June 29, 2003, our European and domestic operations generated taxable income. If the level of taxable income generated in certain jurisdictions, including European jurisdictions, continues to increase in future periods, management may determine that sufficient objective evidence exists to conclude that it is more likely than not that all or a portion of the deferred tax assets attributable to such jurisdictions will be realized. If such a determination is made in a future period, we would reduce the deferred tax asset valuation allowance and record an income tax benefit in our consolidated statements of operations. It is possible that such adjustments would be material to the results of our operations in the periods in which these determinations are made and may occur in the next three to twelve months. As of June 29, 2003, the estimated Company valuation allowance is $263.5 million. The ultimate amount of the deferred tax assets to be recognized will depend on a variety of factors including future earnings. However, there can be no assurance that Navigation Technologies will continue to experience taxable income in future periods.

Results of Operations

Comparison of Second Quarter of 2002 to Second Quarter of 2003

Revenues.  Our total revenues increased 74.9% from $38.6 million during the second quarter of 2002 to $67.5 million during the second quarter of 2003.  The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth occurred in all geographic regions in 2003, as North American revenues increased 78.6% from $11.7 million during the second quarter of 2002 to $20.9 million during the second quarter of 2003, and European revenues increased 73.6% from $26.9 million during the second quarter of 2002 to $46.7 million during the second quarter of 2003.  North American and European revenue were positively affected by an increase in unit sales to vehicle navigation system vendors and OEMs during the second quarter of 2003 as compared to the second quarter of 2002.  Foreign currency translation accounted for $8.2 million of the growth in revenues within the European operations from the second quarter of 2002 to the second quarter of 2003 due to the strengthening of the euro.  Approximately 33% of our revenues during the second quarter of 2002 came from two customers (accounting for 20% and 13% of total revenues, respectively), while approximately 29% of our revenues during the second quarter of 2003 came from two customers (accounting for 15% and 14% of total revenues, respectively).

Database Licensing and Production Costs.  Database licensing and production costs increased 34.6% from $21.4 million during the second quarter of 2002 to $28.8 million during the second quarter of 2003. The increase was due primarily to our increased production costs from database licensing revenue growth and continued investment in updating, improving, and maintaining the coverage of our database in both North America and Europe, plus an unfavorable foreign currency translation effect within European operations of $2.4 million due to the strengthening euro.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased 21.6% from $14.8 million during the second quarter of 2002 to $18.0 million during the second quarter of 2003.  This increase was due primarily to our investments in growing our worldwide sales force and marketing initiatives, and in improving our infrastructure to support future growth, plus an unfavorable foreign currency translation effect within European operations of $1.3 million due to the strengthening euro.

Other Income (Expense).  As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of one of the Company’s European subsidiaries to the Company and one of its North American subsidiaries was re-classified from a permanent advance to an obligation that management intends to settle. This change in classification was based on management’s intention that the loan be repaid in full and on the ability of such European subsidiary to repay the loan.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the foreign currency gain resulting from the change in the U.S. dollar/euro exchange rate during the period from January 1, through June 29, 2003 is reflected as a component of other income (expense).  For the three months ended June 29, 2003, we recognized a net foreign currency gain of $2.3 million consisting of $10.5 million in foreign currency transaction gain due to the impact of the strengthening of the euro on the U.S. dollar denominated intercompany loan offset by $8.2 million in foreign currency derivative losses (See Note 8 of Notes to Condensed Consolidated Financial Statements).  Interest expense in the second quarter of 2003 was lower due to the settlement of an interest bearing refundable deferred licensing advance in the third quarter of 2002.

Income Tax Expense.  Income tax expense was $0.3 million in both the second quarter of 2002 and the second quarter of 2003. This expense in both quarters was primarily due to income taxes incurred by us in certain European countries where we do not have tax loss carryforwards. The remaining foreign operations did not incur income tax expense in the second quarters of 2002 and 2003, because taxable income was applied against available loss carryforwards.  No income tax benefit has been recorded for these foreign operations because we still maintain a full valuation allowance against the remaining deferred tax carryforwards in Europe.  Domestic operations did not incur income tax expense during the second quarter of 2002 because there was no taxable income.  Domestic operations did not incur income tax expense during the second quarters of 2003, because taxable income was applied against available domestic loss carryforwards.  No income tax benefit has been recorded for these domestic operations, because we still maintain a full valuation allowance against the remaining deferred tax carryforwards in the United States.

Operating Income, Net Income and Net Earnings (Loss) Per Share of Common Stock.  Our operating income improved from $2.4 million during the second quarter of 2002 to $20.7 million during the second quarter of 2003, due primarily to the operating leverage generated by our revenue growth and cost control efforts in 2003.  Our net income of $2.0 million during the second quarter of 2002 improved to $22.8 million during the second quarter of 2003, as a result of the improved operating results and the large foreign currency transaction gain in the period.  Basic and diluted net loss per share of common stock was $(0.09) for the second quarter of 2002 as compared to basic and diluted net earnings per share of common stock of $0.02 for the second quarter of 2003. The basic and diluted net loss per share amounts for the second quarter of 2002 reflect the impact of cumulative preferred stock dividends of $36.8 million on the preferred stock issued to Philips Consumer Electronics Services B.V. (“Philips B.V.” or “Philips”) in exchange for the extinguishment of debt during the first quarter of 2001.  The preferred stock was converted to common stock as of October 1, 2002.  The basic and diluted net earnings per share amounts for the second quarter of 2003 reflect the increase in net income, offset by the conversion of preferred stock to common stock.

Comparison of the Six Months Ended June 30, 2002 and June 29, 2003

Revenues.  Our total revenues increased 72.3% from $69.4 million during the six months ended June 30, 2002 to $119.6 million during the six months ended June 29, 2003.  The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth occurred in all geographic regions in 2003, as North American revenues increased 82.0% from $20.6 million during the six months ended June 30, 2002 to $37.5 million during the six months ended June 29, 2003, and European revenues increased 68.2% from $48.8 million during the six months ended June 30, 2002 to $82.1 million during the six months ended June 29, 2003.  North American and European revenue were positively affected by an increase in unit sales to vehicle navigation system vendors and OEMs during the six months ended June 29, 2003 as compared to the six months ended June 30, 2002.  Foreign currency translation accounted for $13.1 million of the growth in revenues within the European operations from the six months ended June 30, 2002 to the six months ended June 29, 2003 due to the strengthening of the euro.  Approximately 31% of our revenues during the six months ended June 30, 2002 came from two customers (accounting for 20% and 11% of total revenues, respectively), while approximately 30% of our revenues during the six months ended June 29, 2003 came from two customers (accounting for 17% and 13% of total revenues, respectively).

Database Licensing and Production Costs.  Database licensing and production costs increased 27.8% from $41.0 million during the six months ended June 30, 2002 to $52.4 million during the six months ended June 29, 2003. The increase was due primarily to our increased production costs from database licensing revenue growth and continued investment in updating, improving, and maintaining the coverage of our database in both North America and Europe, plus an unfavorable foreign currency translation effect within European operations of $4.1 million due to the strengthening euro.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased 23.8% from $28.1 million during the six months ended June 30, 2002 to $34.8 million during the six months ended June 29, 2003.  This increase was due primarily to our investments in growing our worldwide sales force and marketing initiatives, and in improving our infrastructure to support future growth, plus an unfavorable foreign currency translation effect within European operations of $2.2 million due to the strengthening euro.

Other Income (Expense).  As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of one of the Company’s European subsidiaries to the Company and one of its North American subsidiaries was re-classified from a permanent advance to an obligation that management intends to settle. This change in classification was based on management’s intention that the loan be repaid in full and on the ability of the European subsidiary to repay the loan.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the foreign currency gain resulting from the change in the U.S. dollar/euro exchange rate during the period from January 1, through June 29, 2003 is reflected as a component of other income (expense).  For the six months ended June 29, 2003, we recognized a net foreign currency gain of $6.4 million consisting of $14.6 million in foreign currency transaction gain due to the impact of the strengthening of the euro on the U.S. dollar denominated intercompany loan offset by $8.2 million in foreign currency derivative losses (See Note 8 of Notes to Condensed Consolidated Financial Statements).  Interest expense in the six months ended June 29, 2003 was lower due to the settlement of an interest bearing refundable deferred licensing advance in the third quarter of 2002.

Income Tax Expense.  Income tax expense was $0.5 million during the six months ended June 30, 2002, compared to $0.6 million during the six months ended June 29, 2003. The expense for each period was primarily due to income taxes incurred by us in certain European countries where we do not have tax loss carryforwards. The remaining foreign operations did not incur income tax expense or benefit in the six months ended June 30, 2002 and June 29, 2003, because taxable income was applied against available loss carryforwards.  No income tax benefit has been recorded for these foreign operations because we still maintain a full valuation allowance against the remaining deferred tax carryforwards in Europe. Domestic operations did not incur income tax expense during the six months ended June 30, 2002 because there was no taxable income.  Domestic operations did not incur an income tax expense during the six months ended June 29, 2003, because taxable income was applied against available domestic loss carryforwards.  No income tax benefit has been recorded for these domestic operations, because we still maintain a full valuation allowance against the remaining deferred tax carryforwards in the United States.

Operating Income, Net Income (Loss) and Net Earnings (Loss) Per Share of Common Stock.  Our operating income improved from $0.2 million during the six months ended June 30, 2002 to $32.3 million during the six months ended June 29, 2003, due primarily to the operating leverage generated by our revenue growth and cost control efforts in 2003.  Our net loss of $(0.6) million during the six months ended June 30, 2002 improved to net income of $38.3 million during the six months ended June 29, 2003, as a result of the improved operating results and the large foreign currency transaction gain in the period.  Basic and diluted net loss per share of common stock was $(0.18) for the six months ended June 30, 2002 as compared to basic and diluted net earnings per share of common stock of $0.03 for the six months ended June 29, 2003. The basic and diluted net loss per share amounts for the six months ended June 30, 2002 reflect the impact of cumulative preferred stock dividends of $71.4 million on the preferred stock issued to Philips B.V. in exchange for the extinguishment of debt during the first quarter of 2001.  The preferred stock was converted to common stock as of October 1, 2002.  The basic and diluted net earnings per share amounts for the six months ended June 29, 2003 reflect the increase in net income, offset by the conversion of preferred stock to common stock.

Liquidity and Capital Resources

We have financed our operations through private placements of equity securities, borrowings from Philips and cash generated from operating income.  As of June 29, 2003, cash and cash equivalents totaled $3.9 million, and we had $35.5 million of cash on deposit with Koninklijke Philips Electronics N.V. (“Philips N.V.”) (See Note 3 of Notes to Condensed Consolidated Financial Statements).  Prior to 2002, we were substantially dependent upon Philips for funding. We entered into a stock purchase agreement with Philips dated as of March 29, 2001, pursuant to which Philips converted an aggregate of $443.0 million of our indebtedness to Philips into 1,695,968.805 shares of our Series A cumulative convertible preferred stock and 42,600,002.533 shares of our Series B cumulative convertible preferred stock. In conjunction with the closing of the stock purchase agreement, Philips purchased 710,000 additional shares of Series A preferred stock for $7.1 million. Philips also purchased an additional 1,600,000 shares of Series A preferred stock for $16.0 million after the closing in 2001 in accordance with the agreement. The Series A and Series B preferred stock were converted to common stock as of

October 1, 2002. Philips does not agree with the conversion price of the preferred stock and has filed a complaint against the Company regarding the conversion (See Note 7 of Notes to Condensed Consolidated Financial Statements). The resolution of that litigation may result in a significantly lower conversion price and, as a result, in a significant number of additional shares of our common stock being issued to Philips, which would have an immediate and substantial dilutive effect to the other holders of our common stock.

We entered into a deposit agreement dated as of May 21, 2002, with Philips N.V.  Pursuant to the terms of the deposit agreement, we rolled over $24,250,000 of previously deposited funds on June 20, 2003 and deposited an additional $11,250,000 on June 27, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash.  These deposits with Philips N.V. bear interest at a rate of United States (“U.S.”) LIBOR minus ¼%.  Deposits of $30,000,000 had a maturity date of July 7, 2003, at which time all amounts were rolled over at our option, and deposits of $5,500,000 matured on June 30, 2003 and were repaid to us.

Credit Facility

On March 28, 2002 we obtained a bank line of credit that is scheduled to mature on August 26, 2003. Pursuant to the terms of the line of credit, we may borrow up to $15,000,000 at an interest rate of either LIBOR plus 30 basis points or the prime rate at our option.  The line of credit is secured by an unconditional and irrevocable guarantee issued by Philips N.V. From March 28, 2002 through June 29, 2003, we paid Philips N.V. $23,438 in connection with such guarantee and made a counter guarantee in favor of Philips N.V. with respect to any amounts incurred by Philips N.V. in connection with the Philips N.V. guarantee.  We are also required to pay to the bank a commitment fee of 13 basis points per annum on the average daily unused amount during each quarter.  As of June 29, 2003, there have been no borrowings on the line of credit.

As of June 29, 2003, we believe that our current cash resources on hand, deposited temporary excess cash with Philips and our cash flows from operations will satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least twelve months.

Foreign Currency Derivatives

On April 22, 2003, we entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V. (the parent company of our majority stockholder) to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation.  The intercompany balance is payable by one of our European subsidiaries to the Company and one of its U.S. subsidiaries, and is due in U.S. dollars.  Through December 31, 2002, this intercompany balance was considered permanent in nature as repayment was not expected to occur in the foreseeable future.  However, primarily as a result of improved operating performance in our European business, cash flows are anticipated to be sufficient to support repayment over the next several years.  Accordingly, effective January 1, 2003, the loan is no longer designated as permanent in nature.

Under the terms of the Swap, our European subsidiary will make payments to Philips N.V. in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro.  The U.S. dollar proceeds obtained under the Swap will be utilized to make payments of principal on the intercompany loan.  The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003.  The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation.  As of June 29, 2003, the outstanding intercompany obligation (net of payments) is $175.9 million.

The intercompany loan bears interest at one-month LIBOR.  The Swap also provides that our European subsidiary will pay interest due in euros on a monthly basis to Philips N.V. in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap does not qualify for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings.  A loss of $8.2 million was recorded for the quarter ended June 29, 2003.  This loss was offset by a foreign currency transaction gain of $8.1 million recognized as a result of the remeasurement of the outstanding intercompany obligation at June 29, 2003.  A foreign currency loss of $0.7 million was recognized in earnings during the quarter ended June 29, 2003 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation subsequent to entering into the Swap.

Cash Flow Comparison of the Six Months Ended June 30, 2002 and June 29, 2003

Net cash provided by operating activities for the six months ended June 30, 2002 was $4.7 million compared with $26.4 million during the six months ended June 29, 2003.  The improvement in cash flows from operating activities in the six months ended June 29, 2003 as compared to the six months ended June 30, 2002 results from the Company achieving an increased level of operating profit, offset by an increase in accounts receivable and foreign currency gains that did not generate cash.

Net cash used in investing activities for the six months ended June 30, 2002 was $7.9 million compared with $32.4 million during the six months ended June 29, 2003.  The increase in net cash used in investing activities reflects net increases in cash management loans made to Philips N.V. that were partially offset by reduced investments in property and equipment.

For the six months ended June 30, 2002 and June 29, 2003, cash provided by financing activities was minimal and related to the issuance of common stock upon exercise of options.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.  The consolidation requirements apply to existing variable interest entities for periods beginning after June 15, 2003. We do not expect the adoption of these provisions to have a material impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149,  “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. We do not expect the adoption of SFAS No. 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on our financial condition or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003 and did not have an impact on our condensed consolidated financial statements.  SFAS No. 150 is effective for unmodified financial instruments existing at May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003.  We do not expect SFAS No. 150 to have any effect on our consolidated financial statements.

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

We are also subject to foreign currency exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation.  The intercompany balance is payable by one of our European subsidiaries to the Company and one of its U.S. subsidiaries, and is due in U.S. dollars.  Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future.  However, primarily as a result of improved operating performance in our European business, cash flows are anticipated to be sufficient to support repayment over the next several years.  Accordingly, effective January 1, 2003, the loan is no longer designated as permanent in nature.

Historically, we had not engaged in activities to hedge our foreign currency exposures.  On April 22, 2003, we entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V. (the parent company of our majority stockholder) to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation.  Under the terms of the Swap, the Company’s European subsidiary will make payments to Philips N.V. in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro.  The U.S. dollar proceeds obtained under the Swap will be utilized to make payments of principal on the intercompany loan.  The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003.  The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation.  As of June 29, 2003, the outstanding intercompany obligation (net of payments) is $175.9 million.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of June 29, 2003, a 10% decrease in the levels of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap of $18.4 million, while a 10% increase in the levels of the euro against the U.S. dollar would result in an increase in the fair value of our Swap of $18.4 million.

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

PART II
OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

See Note 7 to the Notes to Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of the stockholders was held on May 7, 2003. Judson C. Green, Richard J.A. de Lange, T. Russell Shields, William E. Curran, James P. Nolan and Dirk-Jan van Ommeren were elected as directors of the Company. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:

	For	Withheld

Judson C. Green	1,017,399,224.686	0
Richard J.A. de Lange	1,017,399,224.686	0
T. Russell Shields	1,017,399,224.686	0
William E. Curran	1,017,399,224.686	0
James P. Nolan	1,017,399,224.686	0
Dirk-Jan van Ommeren	1,017,399,224.686	0

There were no votes cast against, nor were there any abstentions or broker non-votes with respect to any nominee.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

10.1	Assignment and Amendment to Deposit Agreement by and among Navigation Technologies Corporation, Navigation Technologies North America, LLC and Koninklijke Philips Electronics N.V.

10.2	Second Amended and Restated Promissory Note dated as of June 27, 2003, made by Navigation Technologies Corporation in favor of ABN AMRO Bank N.V.

10.3	Guarantee Letter Agreement dated June 27, 2003, made by Navigation Technologies Corporation in favor of Koninklijke Philips Electronics N.V.

10.4	Deal Request by Navigation Technologies to Koninklijke Philips Electronics N.V. dated April 22, 2003

10.5	Letter Agreement regarding Cross Currency Swap between Navigation Technologies B.V. and Koninklijke Philips Electronics N.V. dated May 23, 2003

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)                                  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 8, 2003

NAVIGATION TECHNOLOGIES CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil T. Smith
Neil Smith
Vice President and Corporate Controller (Principal Accounting Officer)