Form 10-Q
period 2003-09-28
NAVIGATION TECHNOLOGIES CORP
filed 2003-11-10
CIK 834208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21323

NAVIGATION TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0170321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Merchandise Mart, Suite 900 Chicago, Illinois 60654	(312) 894-7000
(Address of Principal Executive Offices, including Zip Code)	(Registrant's Telephone Number, Including Area Code)

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

Yes  ☐ No  ☒

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of November 2, 2003 was 1,178,098,603.

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

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2002	September 28, 2003
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$9,427	2,102
Notes receivable from affiliate	10,000	50,341
Accounts receivable, net of allowance for doubtful accounts of $2,784 and $3,814 in 2002 and 2003, respectively	30,261	41,585
Prepaid expenses and other current assets	3,342	5,006

Total current assets	53,030	99,034

Property and equipment, net	7,848	7,822
Capitalized software development costs, net	18,951	21,858
Deposits and other assets	498	931

Total assets	$80,327	129,645

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$5,392	6,893
Accrued payroll and related liabilities	16,138	16,328
Other accrued expenses	13,438	15,773
Deferred revenue	26,695	23,656

Total current liabilities	61,663	62,650

Fair value of derivative	—	7,961
Long-term deferred revenue	5,213	4,796
Long-term source material obligations	1,324	1,004
Other long-term liabilities	890	1,521

Total liabilities	69,090	77,932

Stockholders' equity:
Common stock, $0.001 par value; 1,800,000 shares authorized; 1,175,587 and 1,178,053 shares issued and outstanding in 2002 and 2003, respectively	1,176	1,178
Additional paid-in capital	764,275	764,527
Note receivable for common stock	(219)	(219)
Accumulated other comprehensive income (loss)	3,600	(13,121)
Accumulated deficit	(757,595)	(700,652)

Total stockholders' equity	11,237	51,713

Total liabilities and stockholders' equity	$80,327	129,645

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 29, 2002	September 28, 2003	September 29, 2002	September 28, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$44,822	71,320	$114,200	190,889

Operating costs and expenses:
Database licensing and production costs	23,585	31,260	64,578	83,671
Selling, general, and administrative expenses	15,149	20,577	43,288	55,404

Total operating costs and expenses	38,734	51,837	107,866	139,075

Operating income	6,088	19,483	6,334	51,814

Other income (expense):
Interest income	38	107	124	225
Interest expense	(286)	(8)	(832)	(18)
Foreign currency gain (loss)	(228)	204	(146)	6,587

Income before income taxes	5,612	19,786	5,480	58,608

Income tax expense	(178)	(1,093)	(641)	(1,665)

Net income	5,434	18,693	4,839	56,943

Cumulative preferred stock dividends	(39,063)	—	(110,464)	—

Net income (loss) applicable to common stockholders	$(33,629)	18,693	$(105,625)	56,943

Net earnings (loss) per share of common stock – basic and diluted	$(0.08)	0.02	$(0.27)	0.05

Weighted average shares of common stock outstanding:
Basic	398,441	1,177,152	398,347	1,176,446
Diluted	398,441	1,219,794	398,347	1,219,088

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 29, 2002	September 28, 2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$4,839	56,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,484	4,303
Amortization of software development costs	3,255	4,524
Foreign currency (gain) loss	146	(6,587)
Impairment of capitalized software development costs	2,114	—
Deferred interest expense on refundable license payments	823	—
Provision for bad debts	1,513	1,177
Noncash other	(11)	34
Changes in operating assets and liabilities:
Accounts receivable	(7,780)	(10,479)
Prepaid expenses and other current assets	(364)	(1,632)
Deposits and other assets	(126)	(345)
Accounts payable	256	1,412
Accrued expenses	1,143	(924)
Deferred revenue	2,770	(4,697)
Other long-term obligations	347	137

Net cash provided by operating activities	13,409	43,866

Cash flows from investing activities:
Acquisition of property and equipment	(1,495)	(4,084)
Capitalized software development costs	(7,602)	(7,431)
Notes receivable from affiliate	(17,500)	(80,041)
Cash received from repayment of notes receivable from affiliate	12,000	39,700

Net cash used in investing activities	(14,597)	(51,856)

Cash flows from financing activities:
Issuance of common stock	44	254

Net cash provided by financing activities	44	254

Effect of exchange rate changes on cash	457	411

Net decrease in cash and cash equivalents	(687)	(7,325)

Cash and cash equivalents at beginning of period	7,506	9,427

Cash and cash equivalents at end of period	$6,819	2,102

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	18
Cash paid during the period for taxes	$399	1,905

See accompanying notes to condensed consolidated financial statements.

NAVIGATION TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Notes to Condensed Conslidated Financial Statements

(Unaudited)

(1) – Unaudited Financial Statements

The accompanying condensed consolidated financial statements of Navigation Technologies Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is presumed that the reader has already read the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Principles of Presentation

The Company's fiscal quarterly periods end on the Sunday nearest the calendar quarter end.  The 2002 and 2003 third quarters each had 91 days. The 2002 year to date period had 272 days and the 2003 year to date period had 271 days.  The Company's fiscal year end is December 31.

Certain 2002 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying stock exceeds the exercise price. Under the Company's stock option plan, options are granted at exercise prices that equal the fair value of the underlying common stock on the date of grant. Therefore, no stock-based compensation expense is recorded in the condensed consolidated statements of operations.

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

	Quarter Ended		Nine Months Ended
	September 29, 2002	September 28, 2003	September 29, 2002	September 28, 2003

Net income, as reported	$5,434	18,693	$4,839	56,943
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(763)	(205)	(3,497)	(1,606)
Pro forma net income	4,671	18,488	1,342	55,337
Deduct: Cumulative preferred stock dividends	(39,063)	—	(110,464)	—
Pro forma net income (loss) applicable to common stockholders	$(34,392)	18,488	$(109,122)	55,337

Income (loss) per share of common stock:
Basic and diluted—as reported	$(0.08)	0.02	$(0.27)	0.05
Basic and diluted—pro forma	$(0.09)	0.02	$(0.27)	0.05

The per share weighted-average fair value of stock options granted during 2002 was $0.07 on the date of grant using the fair value method with the following weighted-average assumptions: 2002 – no dividends, 75% volatility, risk-free interest rate of 2.94%, and expected life of 5.6 years.  There have been no stock options granted in 2003 as of September 28, 2003.

(2) – Recent Accounting Pronouncements

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The Company adopted SFAS No. 145 on January 1, 2003 and, as a result, the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in the Company's consolidated statements of operations (which will be presented in the Company's annual report on Form 10-K for the year ending December 31, 2003).

In November 2002, the FASB issued Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the condensed consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002, and did not affect the disclosures in these condensed consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support from other parties.  In October 2003, the FASB issued a Staff Position deferring the effective date of this Interpretation for all public entities until the first interim or annual period ending after December 15, 2003.  The Company is currently evaluating this Interpretation, but anticipates that its adoption will not have a material impact on its financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, ”Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. Adoption did not affect the financial condition or results of operations of the Company.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.   SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003 and did not have an impact on the Company's condensed consolidated financial statements.  SFAS No. 150 is effective for unmodified financial instruments existing at May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003.  Adoption did not affect the financial condition or results of operations of the Company.

In May 2003, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue 01-08, “Determining Whether an Arrangement Contains a Lease.” Issue 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” The guidance in Issue 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue 01-08 will be effective for arrangements entered into or modified beginning in the fourth quarter of fiscal 2003. The Company is currently evaluating Issue 01-08 and do not expect the adoption to have a material impact on the Company's consolidated financial position and results of operations.

(3) – Notes Receivable from Affiliate

The Company entered into a deposit agreement dated as of May 21, 2002 with Koninklijke Philips Electronics N.V. (“Philips N.V.”), which was subsequently assigned to our domestic operating subsidiary.  Pursuant to the terms of the deposit agreement, the Company rolled over $40,000,000 of previously deposited funds on September 19, 2003 and deposited an additional $9,193,000 on September 26, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash.  These deposits with Philips N.V. bear interest at a rate of United States (“U.S.”) LIBOR minus ¼%.  Deposits of $6,193,000 matured on September 29, 2003, at which time all amounts were paid to the Company.  Deposits of $43,000,000 had a maturity date of October 5, 2003, at which time all amounts were rolled over at the Company's option.

Navigation Technologies B.V. entered into a deposit agreement dated as of September 26, 2003, with Philips N.V.  Pursuant to the terms of the deposit agreement, the Company deposited $1,148,000 on September 26, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash.  These deposits with Philips N.V. bear interest at a rate of U.S. LIBOR minus ¼% for a U.S. Dollar deposit and EURIBOR/EONIA minus ¼% for Euro deposits.  Deposits of $1,148,000 had a maturity date of September 29, 2003 and were repaid to the Company at maturity.

(4) – Comprehensive Income

Comprehensive income for the quarters and the nine months ended September 29, 2002 and September 28, 2003 was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2002	September 28, 2003	September 29, 2002	September 28, 2003

Net income	$5,434	18,693	$4,839	56,943
Foreign currency translation adjustment	100	(942)	(83)	(16,721)

Comprehensive income	$5,534	17,751	$4,756	40,222

(5) – Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed based on net income (loss) after deducting cumulative preferred stock dividends, divided by the weighted average number of shares of common stock outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.” Options to purchase 110,758,000 and 104,456,000 shares of common stock were outstanding at September 29, 2002 and September 28, 2003, respectively. The Company granted replacement options to purchase 83,927,226 shares of common stock in connection with its stock option exchange offer on May 15, 2002.  Warrants to purchase 47,380,000 shares of common stock were outstanding at September 29, 2002 and September 28, 2003. There were 4,005,968.805 shares of Series A cumulative convertible preferred stock and 42,600,002.533 shares of Series B cumulative preferred stock outstanding at September 29, 2002. These options, warrants and shares of convertible preferred stock were not included in the computation of diluted loss per share for the quarter and the nine months ended September 29, 2002, because the effect of their inclusion would be antidilutive. Shares issuable from securities that could potentially dilute basic earnings per share in the future, that were not included in the computation of earnings per share for the quarter and the nine months ended September 29, 2002 because their effect was antidilutive, consisted of 819,317,000 shares. In the computation of diluted earnings per share for the quarter and nine months ended September 28, 2003, options to purchase 13,905,000 shares of common stock were excluded, because their inclusion would have been antidilutive.

Basic and diluted earnings (loss) per share for the quarters and the nine months ended September 29, 2002 and September 28, 2003 was as follows (in thousands, except per share amounts):

	Quarter Ended
	September 29, 2002		September 28, 2003
	Basic	Diluted	Basic	Diluted
Net income (loss) available for common stockholders	$(33,629)	(33,629)	$18,693	18,693

Basic weighted average shares of common stock	398,441	398,441	1,177,152	1,177,152
Shares issuable upon exercise of warrants	—	—	—	42,642
Weighted average shares of common stock	398,441	398,441	1,177,152	1,219,794

Basic and diluted earnings (loss) per share	$(0.08)	(0.08)	$0.02	0.02

	Nine Months Ended
	September 29, 2002		September 28, 2003
	Basic	Diluted	Basic	Diluted
Net income (loss) available for common stockholders	$(105,625)	(105,625)	$56,943	56,943

Basic weighted average shares of common stock	398,347	398,347	1,176,446	1,176,446
Shares issuable upon exercise of warrants	—	—	—	42,642
Weighted average shares of common stock	398,347	398,347	1,176,446	1,219,088

Basic and diluted earnings (loss) per share	$(0.27)	(0.27)	$0.05	0.05

(6) – Enterprise-wide Disclosures

The Company operates in one business segment and therefore does not report operating income, identifiable assets and/or other resources related to business segments. The Company derives its revenues from database license fees and professional services. Revenues are attributed to North America (United States) and Europe (The Netherlands) based on the entity that executed the related agreement.

The following summarizes net revenue on a geographic basis for the quarters and the nine months ended September 29, 2002 and September 28, 2003 (in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2002	September 28, 2003	September 29, 2002	September 28, 2003
Net revenue:
North America
Database licensing	$14,534	24,366	$34,656	61,725
Professional services	150	442	591	551
Total North America	14,684	24,808	35,247	62,276
Europe
Database licensing	29,494	46,132	76,981	127,259
Professional services	644	380	1,972	1,354
Total Europe	30,138	46,512	78,953	128,613
Total net revenue	$44,822	71,320	$114,200	190,889

The following summarizes long-lived assets on a geographic basis as of December 31, 2002 and September 28, 2003 (in thousands):

	December 31, 2002	September 28, 2003

Property and equipment, net:
North America	$5,762	5,400
Europe	2,086	2,422
Total property and equipment, net	$7,848	7,822

Capitalized software development costs, net:
North America	$18,951	21,858
Europe	—	—
Total capitalized software development costs, net	$18,951	21,858

(7) – Commitments and Contingencies

On September 20, 2002, Philips Consumer Electronics B.V. (“Philips B.V.”) filed a complaint (the “Initial Complaint”) against the Company in the Court of Chancery of the State of Delaware (the “Litigation”).  The Initial Complaint alleged that the Company did not intend to comply with its obligations under the Certificates of Designation for the Company's Series A and Series B cumulative convertible preferred stock (“Certificates of Designation”) to convert such preferred stock into the Company's common stock pursuant to the terms of such Certificates of Designation. The Initial Complaint sought declaratory relief, injunctive relief and specific performance to require the Company to determine the applicable conversion price in accordance with the terms of the respective Certificates of Designation.  On September 27, 2002, a Special Committee of the Board of Directors was formed to manage the Company's defense to the Litigation.  On December 30, 2002, the Special Committee issued a report to the Board of Directors reporting, among other things, that Messrs. van Ommeren and Shields, as directors of the Company and as members of the Special Committee, had determined that Messrs. van Ommeren and Shields are the disinterested members of the Board of Directors for purposes of determining the conversion price (i.e., the Current Market Price of the Company's common stock, as defined in the respective Certificates of Designation) for the Series A and Series B cumulative convertible preferred stock pursuant to the respective Certificates of Designation.  Messrs. van Ommeren and Shields then determined that the Current Market Price of the Company's common stock as of October 1, 2002 was $0.86 per share.  This determination was made by Messrs. van Ommeren and Shields and does not reflect the views of the full Board of Directors of the Current Market Price.

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

On August 1, 2003, Philips B.V. filed a First Amended and Supplemental Complaint (the “Amended Complaint”) in the Litigation against the Company and additionally named Messrs. Shields and van Ommeren as defendants.  The Amended Complaint alleges breach of contract and breach of covenant of good faith and fair dealing against the Company and breach of fiduciary duty against Messrs. Shields and van Ommeren.  More specifically, the Amended Complaint states that the Company breached its obligations under the Certificates of Designation to make a good faith determination of the Current Market Price of the Company's common stock as of October 1, 2002, including by failing to (1) properly determine the composition of the disinterested directors for purposes of determining the Current Market Price of the Company's common stock as of October 1, 2002, (2) base the determination of Current Market Price upon a timely valuation, and (3) base the determination on a valuation performed by an internationally recognized investment bank.  The Amended Complaint further states that (i) the Company breached an implied covenant of good faith and fair dealing under the Certificates of Designation (ii) the Company breached its obligations under its March 29, 2001 Stock Purchase Agreement with Philips B.V. by failing to ensure that its certification of incorporation permits issuance of a sufficient number of shares of common stock to satisfy the number of shares to which Philips B.V. is entitled upon the conversion of the Series A and Series B shares, and (iii) Messrs. Shields and van Ommeren willfully breached their fiduciary duties to Philips B.V.   The Amended Complaint seeks an order appointing an independent appraiser to determine the Current Market Price as of October 1, 2002, specific performance to require the Company to convert the Series A and Series B shares on the terms set forth in the Certificates of Designation, a declaration that Messrs Shields and van Ommeren breached their fiduciary duties to Philips B.V., injunctive relief to prevent the defendants from continuing to interfere with Philips B.V.'s rights under the Certificates of Designation, and unspecified monetary and exemplary damages and costs of suit.

The Company has engaged outside counsel in connection with these legal proceedings.  It is still not possible at this time to predict the outcome of this dispute, but based on management's ongoing review, the Company does not believe the resolution of the lawsuit will have a material adverse effect on the Company's business, financial condition or results of operations.  Regardless of the outcome, this litigation may result in substantial expense and require a significant level of management attention.  The ultimate determination of the Current Market Price as of October 1, 2002 may or may not be $0.86 per share and will depend on the outcome of the litigation by judgment, settlement or otherwise.  In addition, the resolution of the litigation may result in a significant number of additional shares of the Company's common stock being issued to Philips B.V., which would have an immediate and substantial dilutive effect on the holders of the Company's common stock.  As of September 28, 2003, the Company has recorded $500,000 of accrued expenses in connection with this matter.

In addition, there is no established trading market for the Company's common stock, and as such, the determination by Messrs. van Ommeren and Shields that the Current Market Price of the Company's common stock equaled $0.86 per share on October 1, 2002 may not be indicative of the price per share of the Company's common stock following a sale or merger of the Company, or an initial public offering of the Company's common stock.

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

(8) – Foreign Currency Derivatives

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V. (the parent company of the Company's majority stockholder) to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation.  The intercompany balance is payable by one of the Company's European subsidiaries to the Company and one of its U.S. subsidiaries, and is due in U.S. dollars.  Through December 31, 2002, this intercompany balance was considered permanent in nature as repayment was not expected to occur in the foreseeable future.  However, primarily as a result of improved operating performance in the Company's European business, cash flows are anticipated to be sufficient to support repayment over the next several years.  Accordingly, effective January 1, 2003, the loan is no longer designated as permanent in nature.

Under the terms of the Swap, the Company's European subsidiary will make payments to Philips N.V. in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro.  The U.S. dollar proceeds obtained under the Swap will be utilized to make payments of principal on the intercompany loan.  The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003.  The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation.  As of September 28, 2003, the outstanding intercompany obligation (net of payments) is $163.4 million.

The intercompany loan bears interest at one-month U.S. LIBOR.  The Swap also provides that the European subsidiary of the Company will pay interest due in euros on a monthly basis to Philips N.V. in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings.  A gain on the fair value of the Swap of $0.6 million was recorded for the quarter ended September 28, 2003 and a foreign currency transaction gain of $0.2 million was recognized as a result of the remeasurement of the outstanding intercompany obligation during the quarter ended September 28, 2003.  A loss on the fair value of the Swap of $7.6 million was recorded for the nine months ended September 28, 2003.  This loss was offset by a foreign currency transaction gain of $8.4 million recognized as a result of the remeasurement of the outstanding intercompany obligation at September 28, 2003.  A foreign currency transaction loss of $0.8 million was recognized in earnings during the nine months ended September 28, 2003 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation subsequent to entering into the Swap.

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

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of September 28, 2003, we had an accumulated deficit of approximately $700.7 million.  Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database.  We anticipate that operating expenses will continue to increase as we continue our growth and development activities, including further development and enhancement of our NAVTECH database and increasing our sales and marketing efforts.  Although our revenues have grown significantly over the past three years, we may not be able to sustain these growth rates and we cannot assure you that we will maintain profitable operations for the 2003 fiscal year or in the future.

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

Material portions of our revenues and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenues and expenses in the future.  Substantially all of our international expenses and revenue are denominated in foreign currencies, and fluctuations in the value of those currencies in relation to the United States (“U.S.”) dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another.  Historically, we had not engaged in activities to hedge our foreign currency exposures.  On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions (See Note 8 of Notes to Condensed Consolidated Financial Statements).  Revenues derived from our European operations during the third quarters of 2002 and 2003 accounted for approximately 67% and 65%, respectively, of our total revenue. Revenues derived from our European operations during the first nine months ended September 29, 2002 and September 28, 2003 accounted for approximately 69% and 67%, respectively, of our total revenue.

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

Impairment of Long-lived Assets

As of September 29, 2002 and September 28, 2003, the Company's long-lived assets consisted of property and equipment and internal-use software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management's evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. We have generated significant taxable losses since our inception, and management has concluded that, as of December 31, 2002 and September 28, 2003, a valuation allowance against substantially all of our deferred tax assets is required.

For the quarter and the nine months ended September 28, 2003, our European operations generated taxable income, while the taxable loss incurred by our domestic operations decreased from prior periods. If the level of taxable income generated in certain jurisdictions, including European jurisdictions, continues to increase in future periods, management may determine that sufficient objective evidence exists to conclude that it is more likely than not that all or a portion of the deferred tax assets attributable to such jurisdictions will be realized. If such a determination is made in a future period, we would reduce the deferred tax asset valuation allowance and record an income tax benefit in our consolidated statements of operations. It is possible that such adjustments may be material to the results of our operations in the periods in which these determinations are made and may occur in the next three to six months. As of September 28, 2003, the estimated total valuation allowance for deferred tax assets is $250.5 million.  The ultimate amount of the deferred tax assets to be recognized will depend on a variety of factors including future earnings.  However, there can be no assurance that Navigation Technologies will continue to experience taxable income in some or all of the jurisdictions in which it does business in future periods.

Results of Operations

Comparison of Third Quarter of 2002 to Third Quarter of 2003

Revenues.  Our total revenues increased 59.2% from $44.8 million during the third quarter of 2002 to $71.3 million during the third quarter of 2003.  The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth occurred in all geographic regions in 2003, as North American revenues increased 68.7% from $14.7 million during the third quarter of 2002 to $24.8 million during the third quarter of 2003, and European revenues increased 54.5% from $30.1 million during the third quarter of 2002 to $46.5 million during the third quarter of 2003.  North American and European revenues were positively affected by an increase in unit sales to vehicle navigation system vendors and Original Equipment Manufacturers (OEMs) during the third quarter of 2003 as compared to the third quarter of 2002.  Foreign currency translation accounted for $6.0 million of the growth in revenues within the European operations from the third quarter of 2002 to the third quarter of 2003 due to the strengthening of the euro.  Approximately 29% of our revenues during the third quarter of 2002 came from two customers (accounting for 16% and 13% of total revenues, respectively), while approximately 30% of our revenues during the third quarter of 2003 came from two customers (accounting for 19% and 11% of total revenues, respectively).

Database Licensing and Production Costs.  Database licensing and production costs increased 32.6% from $23.6 million during the third quarter of 2002 to $31.3 million during the third quarter of 2003. The increase was due primarily to our increased production costs from database licensing revenue growth and continued investment in updating, improving, and maintaining the coverage of our database in both North America and Europe, plus an unfavorable foreign currency translation effect within European operations of $1.4 million due to the strengthening euro.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased 36.4% from $15.1 million during the third quarter of 2002 to $20.6 million during the third quarter of 2003.  This increase was due primarily to our investments in growing our worldwide sales force and marketing initiatives, and in improving our infrastructure to support future growth, plus an unfavorable foreign currency translation effect within European operations of $0.5 million due to the strengthening euro.

Other Income (Expense).  As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of one of the Company's European subsidiaries to the Company and one of its North American subsidiaries was re-classified from a permanent advance to an obligation that management intends to settle. This change in classification was based on management's intention that the loan be repaid in full and on the ability of such European subsidiary to repay the loan.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the foreign currency gain resulting from the change in the U.S. dollar/euro exchange rate during the period from January 1 through September 28, 2003 is reflected as a component of other income (expense).  For the three months ended September 28, 2003, we recognized a net foreign currency gain of $0.2 million consisting of $0.1 million in foreign currency transaction gains due to the impact of the strengthening of the euro on the U.S. dollar denominated intercompany loan obligation and $0.6 million in foreign currency derivative gains, offset by $0.5 million of net interest expense related to the intercompany loan obligation (See Note 8 of Notes to Condensed Consolidated Financial Statements).  Interest expense in the third quarter of 2003 was lower due to the settlement of an interest bearing refundable deferred licensing advance in the third quarter of 2002.

Income Tax Expense.  Income tax expense increased from $0.2 million during the third quarter of 2002, to $1.1 million during the third quarter of 2003. This expense in both quarters was primarily due to income taxes incurred by us in certain European countries where we do not have tax loss carryforwards. The remaining foreign operations did not incur income tax expense in the third quarters of 2002 and 2003, because taxable income was applied against available loss carryforwards.  No income tax benefit has been recorded for these foreign operations because we still maintain a full valuation allowance against the remaining tax loss carryforwards in Europe.  Domestic operations did not incur income tax expense during the third quarters of 2002 and 2003 because there was no taxable income.   No income tax benefit has been recorded for these domestic operations, because we still maintain a full valuation allowance against the remaining tax loss carryforwards in the United States.

Operating Income, Net Income and Net Earnings (Loss) Per Share of Common Stock.  Our operating income improved from $6.1 million during the third quarter of 2002 to $19.5 million during the third quarter of 2003, due primarily to the operating leverage generated by our revenue growth and cost control efforts in 2003.  Our net income of $5.4 million during the third quarter of 2002 improved to $18.7 million during the third quarter of 2003, as a result of the improved operating results and the foreign currency transaction gain in the period.  Basic and diluted net loss per share of common stock was $(0.08) for the third quarter of 2002 as compared to basic and diluted net earnings per share of common stock of $0.02 for the third quarter of 2003. The basic and diluted net loss per share amounts for the third quarter of 2002 reflect the impact of cumulative preferred stock dividends of $39.1 million on the preferred stock issued to Philips Consumer Electronics Services B.V. (“Philips B.V.” or “Philips”) in exchange for the extinguishment of debt during the first quarter of 2001.  The preferred stock was converted to common stock as of October 1, 2002.  The basic and diluted net earnings per share amounts for the third quarter of 2003 reflect the increase in net income and the absence of the conversion of preferred stock to common stock as in 2002.

Comparison of the Nine Months Ended September 29, 2002 and September 28, 2003

Revenues.  Our total revenues increased 67.2% from $114.2 million during the nine months ended September 29, 2002 to $190.9 million during the nine months ended September 28, 2003.  The increase in total revenues was due to a significant increase in revenues from database licensing, which resulted primarily from increased sales to existing customers. Growth occurred in all geographic regions in 2003, as North American revenues increased 77.0% from $35.2 million during the nine months ended September 29, 2002 to $62.3 million during the nine months ended September 28, 2003, and European revenues increased 62.8% from $79.0 million during the nine months ended September 29, 2002 to $128.6 million during the nine months ended September 28, 2003.  North American and European revenue were positively affected by an increase in unit sales to vehicle navigation system vendors and OEMs during the nine months ended September 28, 2003 as compared to the nine months ended September 29, 2002.  Foreign currency translation accounted for $19.1 million of the growth in revenues within the European operations from the nine months ended September 29, 2002 to the nine months ended September 28, 2003 due to the strengthening of the euro.  Approximately 29% of our revenues during the nine months ended September 29, 2002 came from two customers (accounting for 16% and 13% of total revenues, respectively), while approximately 30% of our revenues during the nine months ended September 28, 2003 came from two customers (accounting for 18% and 12% of total revenues, respectively).

Database Licensing and Production Costs.  Database licensing and production costs increased 29.6% from $64.6 million during the nine months ended September 29, 2002 to $83.7 million during the nine months ended September 28, 2003. The increase was due primarily to our increased production costs from database licensing revenue growth and continued investment in updating, improving, and maintaining the coverage of our database in both North America and Europe, plus an unfavorable foreign currency translation effect within European operations of $5.5 million due to the strengthening euro.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased 27.9% from $43.3 million during the nine months ended September 29, 2002 to $55.4 million during the nine months ended September 28, 2003.  This increase was due primarily to our investments in growing our worldwide sales force and marketing initiatives, and in improving our infrastructure to support future growth, plus an unfavorable foreign currency translation effect within European operations of $2.7 million due to the strengthening euro.

Other Income (Expense).  As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of one of the Company's European subsidiaries to the Company and one of its North American subsidiaries was re-classified from a permanent advance to an obligation that management intends to settle. This change in classification was based on management's intention that the loan be repaid in full and on the ability of the European subsidiary to repay the loan.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the foreign currency gain resulting from the change in the U.S. dollar/euro exchange rate during the period from January 1, through September 28, 2003 is reflected as a component of other income (expense).  For the nine months ended September 28, 2003, we recognized a net foreign currency gain of $6.6 million consisting of $15.1 million in foreign currency transaction gains due to the impact of the strengthening of the euro on the U.S. dollar denominated intercompany loan offset by $7.6 million in foreign currency derivative losses and $0.9 million of net interest expense related to the intercompany loan obligation (See Note 8 of Notes to Condensed Consolidated Financial Statements).  Interest expense in the nine months ended September 28, 2003 was lower by $0.8 million due to the settlement of an interest bearing refundable deferred licensing advance in the third quarter of 2002.

Income Tax Expense.  Income tax expense was $0.6 million during the nine months ended September 29, 2002, compared to $1.7 million during the nine months ended September 28, 2003. The expense for each period was primarily due to income taxes incurred by us in certain European countries where we do not have tax loss carryforwards. The remaining foreign operations did not incur income tax expense in the nine months ended September 29, 2002 and September 28, 2003, because taxable income was applied against available loss carryforwards.  No income tax benefit has been recorded for these foreign operations because we still maintain a full valuation allowance against the remaining tax loss carryforwards in Europe. Domestic operations did not incur income tax expense during the nine months ended September 29, 2002 and September 28, 2003, because there was no taxable income.   No income tax benefit has been recorded for these domestic operations, because we still maintain a full valuation allowance against the remaining tax loss carryforwards in the United States.

Operating Income, Net Income (Loss) and Net Earnings (Loss) Per Share of Common Stock.  Our operating income improved from $6.3 million during the nine months ended September 29, 2002 to $51.8 million during the nine months ended September 28, 2003, due primarily to the operating leverage generated by our revenue growth and continued cost control efforts in 2003.  Our net income of $4.8 million during the nine months ended September 29, 2002 improved to net income of $56.9 million during the nine months ended September 28, 2003, as a result of the improved operating results and the foreign currency transaction gain in the period.  Basic and diluted net loss per share of common stock was $(0.27) for the nine months ended September 29, 2002 as compared to basic and diluted net earnings per share of common stock of $0.05 for the nine months ended September 28, 2003. The basic and diluted net loss per share amounts for the nine months ended September 29, 2002 reflect the impact of cumulative preferred stock dividends of $110.5 million on the preferred stock issued to Philips B.V. in exchange for the extinguishment of debt during the first quarter of 2001.  The preferred stock was converted to common stock as of October 1, 2002.  The basic and diluted net earnings per share amounts for the nine months ended September 28, 2003 reflect the increase in net income and the absence of the conversion of preferred stock to common stock as in 2002.

Liquidity and Capital Resources

We have financed our operations through private placements of equity securities, borrowings from Philips and cash generated from operating income.  As of September 28, 2003, cash and cash equivalents totaled $2.1 million, and we had $50.3 million of cash on deposit with Koninklijke Philips Electronics N.V. (“Philips N.V.”) (See Note 3 of Notes to Condensed Consolidated Financial Statements).  Prior to 2002, we were substantially dependent upon Philips for funding. We entered into a stock purchase agreement with Philips dated as of March 29, 2001, pursuant to which Philips converted an aggregate of $443.0 million of our indebtedness to Philips into 1,695,968.805 shares of our Series A cumulative convertible preferred stock and 42,600,002.533 shares of our Series B cumulative convertible preferred stock. In conjunction with the closing of the stock purchase agreement, Philips purchased 710,000 additional shares of Series A preferred stock for $7.1 million. Philips also purchased an additional 1,600,000 shares of Series A preferred stock for $16.0 million after the closing in 2001 in accordance with the agreement. The Series A and Series B preferred stock were converted to common stock as of October 1, 2002. Philips does not agree with the conversion price of the preferred stock and has filed a complaint against the Company regarding the conversion (See Note 7 of Notes to Condensed Consolidated Financial Statements). The resolution of that litigation may result in a significantly lower conversion price and, as a result, in a significant number of additional shares of our common stock being issued to Philips, which would have an immediate and substantial dilutive effect to the other holders of our common stock.

We entered into a deposit agreement dated as of May 21, 2002 with Philips N.V., which was subsequently assigned to our domestic operating subsidiary.  Pursuant to the terms of the deposit agreement, we rolled over $40,000,000 of previously deposited funds on September 19, 2003 and deposited an additional $9,193,000 on September 26, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash.  These deposits with Philips N.V. bear interest at a rate of United States (“U.S.”) LIBOR minus ¼%.  Deposits of $6,193,000 matured on September 29, 2003, at which time all amounts were paid to us.  Deposits of $43,000,000 had a maturity date of October 5, 2003, at which time all amounts were rolled over at our option.

We entered into a deposit agreement dated as of September 26, 2003, with Navigation Technologies B.V. and Philips N.V.  Pursuant to the terms of the deposit agreement, we deposited $1,148,000 on September 26, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash.  These deposits with Philips N.V. bear interest at a rate of U. S.  LIBOR minus ¼% for a U.S. Dollar deposit and EURIBOR/EONIA minus ¼% for Euro deposits.  Deposits of $1,148,000 had a maturity date of September 29, 2003, and were repaid to us at maturity.

Credit Facility

On November 10, 2003 we obtained a bank revolving line of credit that is scheduled to mature on November 9, 2004. Pursuant to the terms of the line of credit, we may borrow up to $15,000,000 at an interest rate of either U.S. LIBOR plus 1% or the greater of the prime rate or the Federal funds rate plus 1/2 of 1%, at our option.    We are  required to pay to the bank a facility fee of 37.5 basis points per annum on the average daily unused commitment, payable quarterly.

As of September 28, 2003, we believe that our current cash resources on hand, temporary excess cash deposited with Philips, our cash flows from operations, and the funds available from the revolving line of credit will be adequate to satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least the next twelve months.

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

Under the terms of the Swap, our European subsidiary will make payments to Philips N.V. in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro.  The U.S. dollar proceeds obtained under the Swap will be utilized to make payments of principal on the intercompany loan.  The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003.  The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation.  As of September 28, 2003, the outstanding intercompany obligation (net of payments) is $163.4 million.

The intercompany loan bears interest at one-month U.S. LIBOR.  The Swap also provides that our European subsidiary will pay interest due in euros on a monthly basis to Philips N.V. in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings.  A loss on the fair value of the Swap of $7.6 million was recorded for the nine months ended September 28, 2003.  This loss was offset by a foreign currency transaction gain of $8.4 million recognized as a result of the remeasurement of the outstanding intercompany obligation at September 28, 2003.  A foreign currency transaction loss of $0.8 million was recognized in earnings during the nine months ended September 28, 2003 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation subsequent to entering into the Swap.

Cash Flow Comparison of the Nine Months Ended September 29, 2002 and September 28, 2003

Net cash provided by operating activities for the nine months ended September 29, 2002 was $13.4 million, compared with $43.9 million during the nine months ended September 28, 2003.  The improvement in cash flows from operating activities in the nine months ended September 28, 2003 as compared to the nine months ended September 29, 2002 results from the Company achieving an increased level of operating profit, offset by an increase in accounts receivable and foreign currency gains that did not generate cash.

Net cash used in investing activities for the nine months ended September 29, 2002 was $14.6 million compared with $51.9 million during the nine months ended September 28, 2003.  The increase in net cash used in investing activities reflects net increases in cash management loans made to Philips N.V. and investments in property and equipment.

For the nine months ended September 29, 2002 and September 28, 2003, cash provided by financing activities was minimal and related to the issuance of common stock upon exercise of options.

Recent Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  We adopted SFAS No. 145 on January 1, 2003 and, as a result, the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in our consolidated statements of operations (which will be presented in our annual report on Form 10-K for the year ending December 31, 2003).

In November 2002, the FASB issued Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our condensed consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002, and did not affect our disclosures in the accompanying condensed consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support from other parties.  In October 2003, the FASB issued a Staff Position deferring the effective date of this Interpretation for all public entities until the first interim or annual period ending after December 15, 2003.  The Company is currently evaluating this Interpretation, but anticipates that its adoption will not have a material impact on its financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149,  “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. Adoption did not affect our financial condition or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.   SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003 and did not have an impact on our condensed consolidated financial statements.  SFAS No. 150 is effective for unmodified financial instruments existing at May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003.  Adoption did not affect our financial condition or results of operations of the Company.

In May 2003, the EITF reached a consensus on Issue 01-08, “Determining Whether an Arrangement Contains a Lease.” Issue 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” The guidance in Issue 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue 01-08 will be effective for arrangements entered into or modified beginning in the fourth quarter of fiscal 2003. We are currently evaluating Issue 01-08 and do not expect the adoption to have a material impact on our consolidated financial position and results of operations.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures.  On April 22, 2003, we entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V. (the parent company of our majority stockholder) to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation.  The Swap was not designated for hedge accounting.  Under the terms of the Swap, the Company's European subsidiary will make payments to Philips N.V. in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro.  The U.S. dollar proceeds obtained under the Swap will be utilized to make payments of principal on the intercompany loan.  The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003.  The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation.  As of September 28, 2003, the outstanding intercompany obligation (net of payments) is $163.4 million.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of September 28, 2003, a 10% decrease in the value of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap of $17.1 million, while a 10% increase in the value of the euro against the U.S. dollar would result in an increase in the fair value of our Swap of $17.1 million.

Item 4.                                   Controls and Procedures

Disclosure Controls and Procedures.  The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934), based on their evaluation of such controls and procedures as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.  There have been no changes in the Company's internal control over financial reporting identified in connection with management's evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.           Legal Proceedings.

See Note 7 to the Notes to Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

10.1                 Deposit Agreement by and among Navigation Technologies B.V., and Koninklijke Philips Electronics N.V.

31.1                 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2                 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1                 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2                 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)                                  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2003

NAVIGATION TECHNOLOGIES CORPORATION

	By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Neil T. Smith
Neil Smith
Vice President and Corporate Controller (Principal Accounting Officer)