Form 10-K
period 2003-12-31
NAVTEQ CORP
filed 2004-03-16
CIK 834208

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21323

NAVTEQ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0170321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
222 Merchandise Mart Suite 900 Chicago, Illinois 60654 (Address of Principal Executive Offices, including Zip Code)	(312) 894-7000 (Registrant's Telephone Number, Including Area Code)

Navigation Technologies Corporation
(Former name)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
Employee Stock Options to purchase Common Stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Substantially all of the voting and non-voting common equity is held by affiliates of the registrant. There is no established trading market for shares of the registrant's Common Stock.

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 1, 2004 was 1,178,491,271.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents of the registrant are incorporated herein by reference:

Document	Part of Form 10-K
None.

PART I

        Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the terminology used—for example, words and phrases such as "may," "should," "expect," "anticipate," "plan," "believe," "estimate," "predict" and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in the section of NAVTEQ's Registration Statement on Form 10, File No. 0-21323 captioned "Risk Factors" under Item 1 thereof. Readers should carefully review this annual report in its entirety, including, but not limited to, the financial statements and notes thereto. NAVTEQ undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. You should rely only on the information contained in this document. We have not authorized anyone to provide you with information that is different. The information contained herein may only be accurate as of the date of this document.

        "NAVTEQ" is a trademark of NAVTEQ Corporation.

        We changed our name effective February 2, 2004, from Navigation Technologies Corporation to NAVTEQ Corporation.

Item 1.    Business.

Overview and History.

        NAVTEQ Corporation (the "Company") is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal digital assistants and cell phones; server-based systems, including internet and wireless services; and paper media.

        A growing number of companies have developed or are in the process of developing a variety of products and services that use map information furnished in digital form. We believe that commercial acceptance and successful operation of many of these products and services is dependent on the availability of a highly accurate and comprehensive geographical database, such as our NAVTEQ data. Our database is a digital representation of road transportation networks in the United States, Canada, numerous European countries and various other countries, constructed to provide a high level of accuracy and useful level of detail. We have data for 40 countries in four continents covering approximately 8.5 million miles of roadway. Our database includes extensive road, route and related travel information, including attributes collected by road segment, and voice data. Some examples of the attributes collected for the NAVTEQ database are:

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

        We currently provide coverage relating to approximately 5.4 million miles of roadway in the United States and Canada, including virtually all roadways in the United States plus detailed coverage in areas in which a majority of the population of the United States and Canada live and work. By detailed coverage, we mean coverage that provides sufficient detail to allow door-to-door, turn-by-turn route guidance to addresses, points of interest and other locations. In Europe, our database covers approximately 3.2 million miles of roadways, including virtually all main arterial roads within Western Europe's major highway network. We have detailed coverage for numerous cities throughout Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, The Netherlands, Norway, Portugal, San Marino, Spain, Switzerland, Sweden, the United Kingdom and Vatican City. In addition, we offer coverage in Bahrain, the Czech Republic, Greece, the Kingdom of Saudi Arabia, Kuwait, Malaysia, Mexico, Oman, Qatar, Singapore, the Republic of South Africa, the Slovak Republic, Taiwan and United Arab Emirates.

        Our principal office is located at 222 Merchandise Mart Plaza, Suite 900, Chicago, Illinois 60654 and our telephone number at that location is (312) 894-7000. We were incorporated originally in California in 1985, and we subsequently reincorporated in Delaware in 1987. Our web site address is www.navteq.com.

Relationship With and Control by Philips.

        Philips Consumer Electronic Services B.V. ("Philips B.V." or "Philips"), a subsidiary of Koninklijke Philips Electronics N.V. ("Philips N.V."), is our principal stockholder, holding, as of December 31, 2003, approximately 83% of the issued and outstanding shares of our common stock and warrants to acquire 47,380,000 shares of our common stock. Philips previously held all of the Company's outstanding Series A and Series B preferred stock, which converted to common stock as of October 1, 2002. See "Item 3. Legal Proceedings" for further information regarding the status of the litigation between the Company and Philips B.V. with respect to the conversion of Philips' preferred stock.

        Philips has the power to elect all of the members of our board of directors, except to the extent that it has agreed that another shareholder or individual shall have the right to appoint or serve as a director. See "Item 10. Directors and Executive Officers" for additional information regarding these agreements and Philips' rights.

Industry Background.

        Businesses and consumers are seeking solutions for a wide range of navigation and transportation needs. Their goals include time savings; increased efficiency and economy; increased safety and security; reduced stress and inconvenience; and improved traffic congestion reporting and management. Achieving these goals is impeded by the lack of usable information, such as accurate and understandable driving directions, complete and up-to-date information about local travel conditions and restrictions, and similar information. People not traveling by automobile also have been looking for ways to use their wireless telephones and similar wireless devices to access location-based information, such as street-level directions and information about local points of interest.

        In response to these demands, a variety of businesses in several industries, including automotive, electronics, communications and the Internet, have been actively developing and marketing a wide range of navigation products and geographic information-based systems and services. For personal navigation, much of the focus of product development efforts and offerings historically has been on automotive navigation systems. The more technologically sophisticated products—route guidance products—use integrated hardware and software systems located inside a vehicle that enable accurate and efficient vehicle navigation by providing dynamic real-time positioning information and turn-by-turn driving directions. These products are also becoming increasingly available on various personal navigation devices, such as navigation-enabled personal digital assistants and wireless telephones. The less technologically sophisticated—map and/or route planning products—are computer-based and typically enable the user to designate geographic points and obtain detailed driving instructions between the points, but lack the just-in-time type of navigation instructions that are characteristic of route guidance products.

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

        Many of these products and services are dependent upon the availability of a comprehensive database, such as our NAVTEQ database. We believe that business and consumer acceptance of these products and services will depend significantly on factors such as the accuracy and detail of the database, the scope of its coverage and the commitment of the database provider to quality and to updating and enhancing the database.

Strategy.

        We have devoted substantial resources to the development of a comprehensive, accurate and detailed navigable database for the United States, Canada, numerous European countries and various other countries. Our efforts to develop our business to date have consisted principally of the creation, updating and enhancement of our NAVTEQ database, the establishment of a multi-office, multi-country field organization, and the development of technology and software related to our NAVTEQ database. Our strategy is to establish NAVTEQ as the leading provider of digital map information and enabling technology for navigation and other geographic information-based products and services and other applications.

NAVTEQ Database.

        The NAVTEQ database is a digital representation of road transportation networks in the United States, Canada, numerous European countries and various other countries, constructed to provide the high level of accuracy and detail necessary to support route guidance products and similar applications. We devote significant resources to creating, updating and enhancing our data and maintaining its quality. We also have made significant investments in software and related tools for database creation, updating and delivery. The NAVTEQ database is constructed to the same general specifications regardless of coverage area so that product developers, manufacturers and service providers generally can design a single product that can be sold throughout the countries for which we have coverage.

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

        In the United States (excluding Alaska) and Canada, the NAVTEQ database covers 100% of the population. Detailed coverage is complete for cities and their respective surrounding areas, covering in the aggregate approximately 64% of the total combined population of the United States and Canada.

We have road network coverage with full road inclusion for an additional 36% of the population, which consists of coverage for 29% of the population that contains verification for roads with functional class 1-4 and coverage for 6% of the population that only contains verification for roads with functional class 1-2.

        In Europe, detailed coverage is complete for urban and rural areas covering approximately 77% of the total combined population of the following 23 countries: Andorra, Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, The Netherlands, Norway, Portugal, San Marino, Slovak Republic, Spain, Sweden, Switzerland, Vatican City and the United Kingdom. Intertown coverage is complete for all mentioned countries with the exception of Finland and the Western and Southern parts of the Republic of Ireland. In these countries as well as in the Czech Republic and the Slovak Republic, the intertown coverage is limited to the connector roads between the major metropolitan areas and the country borders.

        Creating, maintaining and delivering a comprehensive, high quality navigable database is a multi-step, labor-intensive process. The major steps in building NAVTEQ maps include:

  •
  Source Identification and Evaluation.    We use our embedded field staff's local knowledge to identify local and regional private and public sources that provide information on the road network data. Source data is evaluated for quality and consistency through direct observation. Variable elements (depending on quality) are then integrated to create a skeleton road network that can be used to optimize driving plans.

  •
  Source Normalization.    After local quality assessments, source data is then cleaned and modified to meet a common NAVTEQ format requirement.

  •
  Data Collection.    Using proprietary tools and processes, we gather complex geographic data, street name information and navigation information or attributes (e.g., barriers, one-way restrictions, turn restrictions and other driving rules) by direct observation using our field staff.

  •
  Attribute Integration and Linkage.    We use our proprietary technologies and methods to convert the data that we have collected into our database according to our specifications. The method is to create a geometric base of elements that represent objects in the real world and then to apply additional data, such as street names and addresses, postal codes, and one-way road information.

  •
  Data Validation.    Throughout the data entry process, hundreds of validation tests automatically check the accuracy of the data, indicating when field verification through direct observation is needed for resolution. This is complemented by monthly reports monitoring data quality and randomly selected geographic areas that undergo ISO-certified on-site field testing.

  •
  Data Maintenance.    We use our field staff's network of local and regional contacts to identify changes or additions to the road network. We then integrate areas requiring updates or changes to the database into on-going data-collection drive plans in order to capture the specific attribution required for navigation through direct observation.

        After NAVTEQ maps are created, we then process the data into a variety of formats and data sets for delivery to our customers in the data extraction process.

        During initial database creation, our field personnel build relationships with authorities at all levels responsible for the roadways to gather driving rules and other information and field-verify the database. In many cases, the Company enters into agreements with governmental offices or territories in order to license certain roadway information. Because of the large number and varying sizes and structures of such governmental entities, the form of these agreements varies greatly. Moreover, because each agreement covers only a limited geographical area and the information covered by such agreements can be obtained by alternate means (including through direct observation by our field personnel), the Company believes that none of these agreements are material to the Company's business.

        Once initial development for an area is complete, the assigned field office assumes primary responsibility for keeping the database up to date and accurate. We continually update our NAVTEQ database to reflect changes to the roadway network and points of interest, and we release these updates to our customers on a periodic basis throughout the year.

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

        In connection with our NAVTEQ database, we provide consulting services, customer support, software and software development tools to our customers. We believe these tools and services help these customers reduce the development costs and time to market for their products and services that use NAVTEQ data.

        We are also currently working with several suppliers and customers to combine vehicle incident and traffic flow information with our NAVTEQ database.

Technology.

        We believe that a significant factor in our successful creation and updating of the NAVTEQ database is our proprietary software environment. We have employed an integrated, large-system approach, with databases, software support and operations environments. We have devoted significant resources and expertise to the development of a customized data management software and communications environment. We also have built our workstation software to enable sophisticated database creation and the performance of updating tasks in a well-controlled and efficient environment. A particular advantage that we have developed in this area is the ability to access the common database from any of our many field offices and the ability to edit portions of the data on a concurrent basis among several users. Our field personnel are able to operate our proprietary software for data capture on portable computers which are taken into field vehicles to capture data in real-time and then can be taken back into the field office for further processing of the data.

        In addition, we have developed software, which is intended to support our common database physical storage format. This software and format allow and encourage interoperability across navigation systems of different suppliers and simplify database distribution and support logistics. We have also developed a navigation application development framework, which, together with such software, will enable our customers licensing this framework to bring products based on the NAVTEQ database to market more quickly and at reduced cost.

Marketing and Database Distribution.

        We market our NAVTEQ database to vehicle manufacturers, automotive electronics manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers. Our marketing efforts include a direct sales force, attendance and exhibition at trade shows and conferences, advertisements in relevant industry periodicals, direct sales mailings and advertisements, electronic mailings and Internet-based marketing.

        There are multiple methods of distribution to provide NAVTEQ data to end users. For example, our customers produce copies of NAVTEQ data on various storage media, such as CD-ROMs, DVDs and other media. Our customers then distribute those media to end users directly and indirectly through retail establishments, vehicle manufacturers and their dealers, and other re-distributors. The media may be sold by our customer separate from its products, bundled with its products or otherwise incorporated into its products. We also produce copies of NAVTEQ data and distribute those copies to end users both directly and indirectly through vehicle manufacturers and their dealers. In those cases where we produce and distribute copies to end users, the copies are either prepared for specific use with our customers' products or are in our common database physical storage format. Additionally, some of our customers store NAVTEQ data on servers and distribute information, such as map images and driving directions, based on the NAVTEQ data over the Internet and through other communication networks.

        Our general policy is to charge a license fee for use of our NAVTEQ data. The amount of the fee varies depending upon the nature of the application using the data and may be charged on a per-copy, per-transaction, subscription or other basis. Typically, where our customer makes and distributes copies of our NAVTEQ database, the customer is responsible for paying a license fee to us. Where we make and distribute copies of our NAVTEQ database ready for end users, a license fee is sometimes paid to us by the end user and sometimes paid to us by the maker or reseller of the product in which the copy of our NAVTEQ database is to be used. At the request of our customers, we provide services related to the distribution of copies of the database for in-vehicle navigation systems and charge a fee for the provision of such services.

Customers.

        We have established customer relationships and entered into licensing arrangements with vehicle manufacturers, automotive electronics manufacturers, governmental entities and other developers, manufacturers and marketers of products and services that use NAVTEQ data. Our customers include: customers who primarily sell or develop vehicle route guidance products for factory installation, dealer installation and aftermarket sale; customers who develop and market online and wireless products and services incorporating NAVTEQ data in a variety of applications, including travel information and driving direction services; and customers such as software logistics solutions firms and developers and marketers of fleet routing, scheduling and similar products.

        During the fiscal years ended December 31, 2001, 2002, and 2003, BMW AG (including its affiliates) represented approximately 19%, 15%, and 18% of revenue, respectively, and Harman International Industries, Inc. (including its affiliates) represented approximately 11%, 13%, and 12% of our revenue, respectively. We sell copies of our database and map disks to BMW in North America and Europe pursuant to BMW's standard purchasing terms and conditions, modified in specific instances by separate agreements with BMW. BMW is not obligated to make any minimum purchases under these arrangements. We have also entered into an agreement with BMW to develop a database for South Africa and to sell copies of such database and map disks to BMW. We have entered into a data license agreement with Harman pursuant to which we grant Harman territory-specific, non-exclusive, non-transferable and non-sublicensable licenses to use our database information in certain of Harman's products. The license agreement does not provide for any minimum license fees with respect to the territories currently covered by the agreement.

        In 1991, the Company entered into a database license agreement with an unaffiliated company (the "1991 Agreement") that required fixed prepaid license fees for use of the Company's database in route guidance products and other applications. Under the 1991 Agreement, the Company received $3.0 million in cash through 1994, in exchange for aggregate future credits of $6.5 million, which could be utilized by such company as credits against 50% of future license obligations subject to a maximum of $2.0 million in any one year. Any portion of this $6.5 million in credits that was unused as of December 31, 2000, was refundable in cash by the Company. Due to the repayment contingencies discussed above, the amounts received were initially recorded as refundable deferred licensing advances. The total amount initially recorded of $3.0 million was accreted to the maximum amount repayable as of December 31, 2000, at rates ranging from 9% to 14% using the effective interest rate method. The interest rate on remaining unpaid balances under the 1991 Agreement increased to 15% after December 31, 2000.

        On September 27, 2002, the Company amended the 1991 Agreement (the "2002 Amendment"). Immediately prior to the 2002 Amendment, approximately $7.8 million was due by the Company under the 1991 Agreement. Pursuant to the provisions of the 2002 Amendment, the Company was required to (i) repay $4.0 million of the outstanding balance in cash, and (ii) provide aggregate future credits of $6.0 million, which must be used by the unaffiliated company by December 31, 2007. The Company made cash payments of $4.0 million in 2002. The $6.0 million of license fee credits can be applied toward payment of up to 75% of license fees owed to the Company, including minimum annual license fees. Any portion of the unused license fee credits as of December 31, 2007 will be forfeited by the unaffiliated company. Upon execution of the 2002 Amendment, the Company re-classified the remaining $3.8 million balance of refundable deferred licensing advances to long-term deferred revenue. The $3.8 million of long-term deferred revenue recorded upon execution of the 2002 Amendment will be recognized as revenue in future periods in proportion to the unaffiliated company's usage of the $6.0 million of license fee credits. Non-cash revenue of $0.2 million was recognized during the year ended December 31, 2003, and the unused license fee credits available are $5.7 million as of December 31, 2003.

        We have entered into written agreements of various types, principally license agreements, with each of our customers. These agreements, however, are not requirements contracts. We endeavor to grow and diversify our customer base on a continuous basis through our marketing and sales efforts.

License Agreements.

        We license and distribute our database in several ways, including licensing and delivering our database to our business customers, such as application developers and service providers, who then distribute the database directly or indirectly to business and consumer end users in connection with their products and services. We also license and distribute our database directly (or indirectly through distributors) to both business and consumer end users. In addition to the basic license terms that typically provide for non-exclusive licenses, our license agreements generally include additional terms and conditions relating to the specific use of the data. Our license fees vary depending on several factors, including the content of the data to be used by the product or service, the use for which the data has been licensed and the geographical scope of the data.

        The license fees paid for the licenses are usually on a per-copy basis or a per-transaction basis. In general, there is no requirement that a customer sell a minimum number of copies or transactions, although certain of the licenses require a minimum annual license fee or other minimum fee to be paid by the customer.

        Certain of the license agreements allow our customers to require or request us to produce copies of the database on their behalf and to deliver those copies to the customer or to another distributor for redistribution to consumer end users. Similarly, we produce and deliver such database copies to vehicle manufacturers pursuant to purchase orders or other agreements, and the vehicle manufacturers and their dealers redistribute the copies to vehicle purchasers. If a customer elects for us to provide such database copies, or if we agree to provide such copies to a vehicle manufacturer, then such customer, vehicle manufacturer or another party is obligated to pay us a fee for each copy that we produce and deliver which includes a per-copy license fee and a service fee for packaging and distribution.

Competition.

        The market for map information is highly competitive. We compete with other companies, as well as with governmental and quasi-governmental agencies, that provide map information in a wide range of map applications with varying levels of functionality. We believe that the principal elements of competition in the market for map information are:

  •
  the geographical coverage of the database;

  •
  the range and specificity of the information in the database;

  •
  database accuracy;

  •
  the price to customers for the use of the database;

  •
  the price to consumers for the applications or other goods in which the applications are provided;

  •
  alternative goods available to purchasers, including goods that do not use map information; and

  •
  the availability of software and hardware products that are compatible with the database (or available or used in products/services that use such map information).

        We currently have several major competitors in providing map information, including TeleAtlas N.V., Geographic Data Technologies Incorporated (GDT) and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use. We believe that GDT and TeleAtlas are now offering more detailed map data for the United States than previously available from such companies, enabling greater functionality, such as turn-by-turn directions. Increased competition or other competitive pressures may result in price reductions, reduced profit margins, and/or loss of market share, each of which could have a material adverse effect on our business, financial condition, and results of operations.

Intellectual Property.

        Our success and ability to compete are dependent, in part, upon our ability to establish and adequately protect our intellectual property rights. In this regard, we rely primarily on a combination of copyright laws (including, in Europe, database protection laws), trade secrets and patents to establish and protect our intellectual property rights in our NAVTEQ database, software and related technology. Although the Company actively attempts to utilize patents to protect its technologies and currently holds several patents relating to the collection and distribution of geographical and other data, the Company believes that none of the patents currently held by the Company, individually or in the aggregate, are material to the Company's business. NAVTEQ also protects its database, software and related technology, in part, through the terms of our license agreements and by confidentiality agreements with our employees, consultants, customers and others. We also claim rights in our trademarks and service marks. Certain of our marks are registered in the United States, Europe and elsewhere and we have filed applications to register certain other marks in such jurisdictions. We have licensed others to use certain of our marks in connection with our database and software and expect to continue licensing certain of our marks in the future.

Employees.

        As of December 31, 2003, we had a total of 1,411 employees. We believe that relations with our employees are good, and we have not experienced any work stoppages due to labor disputes.

International operations.

        We have substantial operations in Europe and other jurisdictions and we expect a significant portion of our revenues and expenses will be generated by our European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, including compliance with, or changes in, the laws and regulatory requirements of various foreign countries and the European Union, difficulties in staffing and managing foreign subsidiary operations, taxes, trade barriers and business interruptions. In addition, substantially all of our expenses and revenues relating to our international operations are denominated in foreign currencies. Historically, we have not engaged in activities to hedge our foreign currency exposures, however, on April 22, 2003, we entered into a U.S. dollar/euro currency swap agreement with Philips N.V. (the parent company of our majority stockholder) to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. See "Item 7A—Quantitative and Qualitative Disclosures About Market Risk." We are, however, and will continue to be, subject to risks related to foreign currency fluctuations until we engage in additional hedging activities, if ever. Any of these matters could increase our expenses and have a material adverse effect on our financial condition and results of operations.

        The following summarizes net revenue on a geographic basis for the years ended December 31, 2001, 2002 and 2003 (in thousands):

	Years ended December 31,
	2001	2002	2003
Net revenue:
North America	$39,796	52,807	91,664
Europe	70,635	113,042	180,959

Total net revenue	$110,431	165,849	272,623

        Revenues are attributed to North America (United States) and Europe (The Netherlands) based on the entity that executed the related licensing agreement.

        The following summarizes long-lived assets on a geographic basis as of December 31, 2001, 2002, and 2003 (in thousands):

	December 31,
	2001	2002	2003
Property and equipment, net:
North America	$8,450	5,762	8,331
Europe	2,702	2,086	3,587

Total property and equipment, net	$11,152	7,848	11,918

Capitalized software development costs, net:
North America	$15,629	18,951	22,605
Europe	—	—	—

Total capitalized software development costs, net	$15,629	18,951	22,605

Item 2.    Properties.

        Our corporate headquarters are located in Chicago, Illinois. The Company maintains a regional headquarters in The Netherlands, which has been located in Best, but is expected to move to Veldhoven in April 2004. The lease for the Best facility will terminate in April 2004 and the lease for the Veldhoven facility has been completed. We also have a production facility in Fargo, North Dakota. The table below provides additional information concerning our principal facilities, including the approximate square footage of each facility and the lease or sublease expiration date. We believe that our facilities are generally suitable to meet our needs for the foreseeable future, however, the Company continues to seek additional space as needed to satisfy the Company's growth.

Location	Use/Purpose	Square Footage	Lease Expiration
Chicago, IL	Corporate Headquarters	148,324	September 30, 2007
Fargo, ND	Production Facility	56,500	August 31, 2010
Veldhoven, The Netherlands	Regional Headquarters	41,506	March 14, 2011

        In addition to these facilities, we also have approximately 147 field, administrative, and home offices in 19 countries worldwide.

Item 3.    Legal Proceedings.

        On September 20, 2002, Philips Consumer Electronic Services B.V. ("Philips B.V.") filed a complaint (the "Initial Complaint") against the Company in the Court of Chancery of the State of Delaware (the "Litigation"), which was subsequently dismissed on March 8, 2004, as described below. The Initial Complaint alleged that the Company did not intend to comply with its obligations under the Certificates of Designation for the Company's Series A and Series B cumulative convertible preferred stock ("Certificates of Designation") to convert such preferred stock into the Company's common stock pursuant to the terms of such Certificates of Designation. The Initial Complaint sought declaratory relief, injunctive relief and specific performance to require the Company to determine the applicable conversion price in accordance with the terms of the respective Certificates of Designation. On September 27, 2002, a Special Committee of the Board of Directors was formed to manage the Company's defense to the Litigation. On December 15, 2002, Messrs. van Ommeren and Shields, as directors of the Company and as members of the Special Committee, determined that Messrs. van Ommeren and Shields were the disinterested members of the Board of Directors for purposes of determining the conversion price (i.e., the Current Market Price of the Company's common stock, as defined in the respective Certificates of Designation) for the Series A and Series B cumulative convertible preferred stock pursuant to the respective Certificates of Designation. On December 19, 2002, Messrs. van Ommeren and Shields then determined that the Current Market Price of the Company's common stock as of October 1, 2002 was $0.86 per share. On December 30, 2002, the Special Committee issued a report to the Board of Directors reporting, among other things, the above determinations. These determinations were made by Messrs. van Ommeren and Shields and did not reflect the views of the full Board of Directors of the Current Market Price.

        All of the Series A and Series B cumulative convertible preferred stock automatically converted pursuant to their terms as of October 1, 2002 into 776,675,105.686 shares of common stock based on the determination by Messrs. Shields and van Ommeren that the Current Market Price of the Company's common stock was $0.86 per share as of such date. Upon conversion, the aggregate liquidation preferences of Series A and Series B cumulative convertible preferred stock were $58.2 million (including $18.2 million of dividends in arrears) and $609.7 million (including $183.7 million of dividends in arrears), respectively.

        On August 1, 2003, Philips B.V. filed a First Amended and Supplemental Complaint (the "Amended Complaint") in the Litigation against the Company and additionally named Messrs. Shields and van Ommeren as defendants. The Amended Complaint alleged breach of contract and breach of covenant of good faith and fair dealing against the Company and breach of fiduciary duty against Messrs. Shields and van Ommeren. More specifically, the Amended Complaint stated that the Company breached its obligations under the Certificates of Designation to make a good faith determination of the Current Market Price of the Company's common stock as of October 1, 2002, including by failing to (1) properly determine the composition of the disinterested directors for purposes of determining the Current Market Price of the Company's common stock as of October 1, 2002, (2) base the determination of Current Market Price upon a timely valuation, and (3) base the determination on a valuation performed by an internationally recognized investment bank. The Amended Complaint further stated that (i) the Company breached an implied covenant of good faith and fair dealing under the Certificates of Designation, (ii) the Company breached its obligations under its March 29, 2001 Stock Purchase Agreement with Philips B.V. by failing to ensure that its certification of incorporation permits issuance of a sufficient number of shares of common stock to satisfy the number of shares to which Philips B.V. is entitled upon the conversion of the Series A and Series B shares, and (iii) Messrs. Shields and van Ommeren willfully breached their fiduciary duties to Philips B.V. The Amended Complaint sought an order appointing an independent appraiser to determine the Current Market Price as of October 1, 2002, specific performance to require the Company to convert the Series A and Series B shares on the terms set forth in the Certificates of Designation, a declaration that Messrs. Shields and van Ommeren breached their fiduciary duties to Philips B.V., injunctive relief to prevent the defendants from continuing to interfere with Philips B.V.'s rights under the Certificates of Designation, and unspecified monetary and exemplary damages and costs of suit.

        On December 22, 2003, the Company received a letter from Philips B.V. acknowledging the Special Committee's determination of the Current Market Price of the Common Stock as of October 1, 2002 of $0.86 per share and requesting the shares of preferred stock representing the accrued dividends. The letter further stated that Philips B.V. would, after receipt of such shares, tender all of its shares of preferred stock to the Company for the common stock issuable upon conversion of the preferred stock. Accordingly, the Company delivered certificates evidencing the shares of preferred stock representing the accrued dividends to Philips B.V. Philips B.V. then tendered the certificates of all of its preferred stock to the Company, and the Company issued the common stock resulting from the conversion and delivered certificates evidencing the same to Philips B.V. Thereafter, the parties filed a Stipulation and Order of Dismissal, and on March 8, 2004, the Court of Chancery granted a dismissal of the Litigation. The Stipulation and Order of Dismissal was with prejudice only with respect to the specific claims actually asserted in the action and only with respect to the specifically named parties.

        There are no material pending legal proceedings to which the Company is a party or of which any of the Company's property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

        There is no established trading market for shares of NAVTEQ common stock; therefore, information with respect to the market prices of the common stock has been omitted. However, in connection with option grants pursuant to the Company's stock incentive plan, the Company's Board of Directors determined that the fair market value of the Company's Common Stock equaled $0.86 per share on December 22, 2003. See also "Item 3. Legal Proceedings" for information regarding the status of the litigation over the Current Market Price (as defined in the Company's Certificates of Designation for the Series A and Series B preferred stock) of the Company's common stock.

Holders

        As of December 31, 2003, 536 persons of record held shares of our common stock, 1,402 persons of record held employee stock options to acquire our common stock and 1 person of record held warrants to acquire our common stock. As of December 31, 2003, an aggregate of 115,189,531 shares of our common stock were subject to employee stock options and 47,380,000 shares of our common stock were subject to warrants.

Dividends

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. In addition, the Company's wholly-owned operating subsidiary for North America may not pay any dividends with respect to any shares of any class of its capital stock in accordance with such subsidiary's revolving credit agreement, which restriction, along with other restrictions contained in the revolving credit agreement, materially limit the Company's ability to pay dividends on its common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, and in accordance with the revolving credit agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information regarding the Company's securities authorized for issuance under equity compensation plans.

Item 6.    Selected Financial Data.

        The following selected historical consolidated financial data as of December 31, 2002 and 2003 and for the years ended December 31, 2001, 2002 and 2003, have been derived from the audited consolidated financial statements of NAVTEQ, appearing elsewhere in this document. The following selected historical consolidated financial data as of December 31, 1999, 2000 and 2001 and for the years ended December 31, 1999 and 2000, have been derived from the audited consolidated financial statements of NAVTEQ, which are not included herein. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto appearing elsewhere in this document.

NAVTEQ CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	Years Ended December 31,
	1999	2000	2001	2002	2003
Consolidated Statement of Operations Data:
Net revenue	$51,088	82,195	110,431	165,849	272,623
Operating costs and expenses:
Database licensing and production costs	72,862	79,548	82,343	92,499	125,841
Selling, general and administrative expenses	57,168	53,966	56,979	63,422	83,024

Total operating costs and expenses	130,030	133,514	139,322	155,921	208,865

Operating income (loss)	(78,942)	(51,319)	(28,891)	9,928	63,758
Other income (expense), net	(42,053)	(58,249)	(87,618)	(668)	6,543

Income (loss) before income taxes	(120,995)	(109,568)	(116,509)	9,260	70,301
Income tax benefit (expense) (1)	—	—	—	(1,105)	165,514

Net income (loss)	(120,995)	(109,568)	(116,509)	8,155	235,815
Cumulative preferred stock dividends	—	—	(91,417)	(110,464)	—

Net income (loss) applicable to common stockholders	$(120,995)	(109,568)	(207,926)	(102,309)	235,815

Earnings (loss) per share of common stock:
Basic	$(0.32)	(0.28)	(0.52)	(0.17)	0.20

Diluted	$(0.32)	(0.28)	(0.52)	(0.17)	0.19

Weighted average shares used in per share computation:
Basic	380,653	396,664	398,178	594,242	1,176,865

Diluted	380,653	396,664	398,178	594,242	1,226,303

Other Data:
Depreciation and amortization	$3,345	5,193	8,541	10,563	12,030
Amortization of goodwill	11,677	—	—	—	—
Capital expenditures	(2,697)	(18,162)	(15,892)	(12,183)	(19,235)
	December 31,
	1999	2000	2001	2002	2003
Consolidated Balance Sheet Data (at end of period):
Total assets	$22,220	51,263	62,476	80,327	325,185
Long-term debt(2)	237,632	339,733	—	—	—
Total stockholders' equity (deficit)(2)	(259,360)	(345,908)	3,571	11,237	217,911

(1)
During 2003, the valuation allowance on deferred tax assets was reversed, resulting in a benefit of $168,752.

(2)
The Company's outstanding borrowings with Philips were extinguished in exchange for preferred stock during 2001.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except per share amounts)

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified in NAVTEQ's Registration Statement on Form 10, as amended, File No. 0-21323, that could cause results to differ materially from those expressed in such forward-looking statements.

Overview.

        NAVTEQ Corporation is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal digital assistants and cell phones; server-based systems, including internet and wireless services; and paper media. We market our products to vehicle manufacturers, automotive electronics manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers. Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of December 31, 2003, we had an accumulated deficit of $521,780.

Revenue

        We generate revenue primarily through the licensing of our database in North America and Europe. Revenue grew 50.2% and 64.4% in 2002 and 2003, respectively, as compared to the prior year. The largest portion of our revenue comes from digital map data used in self-contained hardware and software systems installed in vehicles. We believe that there are two key market factors that affect our performance with respect to this revenue: the number of automobiles sold for which navigation systems are either standard or an option ("adoption") and the rate at which car buyers select navigation systems as an option ("take-rate").

        The adoption of navigation systems in automobiles and the take-rates have increased during recent years and we expect that these will continue to increase for at least the next few years as a result of market acceptance by our customers of products and services that use our database. As the adoption of navigation systems in an automobile and the take-rates increase, we believe each of these can have a positive effect on our revenue subject to our ability to maintain our license fee structure and customer base.

        In addition, the market for products and services that use the NAVTEQ database is evolving, and we believe that much of our future success depends upon the development of markets for a wider variety of products and services that use our database. This includes growth in personal navigation devices, personal digital assistants, cell phones, the Internet and other services that use navigation data. Our revenue growth is driven by the rate at which consumers and businesses purchase these products and services, which in turn is affected by the availability and functionality of products and services. We believe that both of these factors have increased in recent years and will continue to increase for at least the next few years. However, even if such products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will result in our ability to maintain profitable operations. Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database, which could materially adversely affect our business and prospects.

Operating Expenses

        Our operating expenses are comprised of database licensing and production costs and selling, general and administrative expenses. Database licensing and production costs primarily include the purchase and licensing of source maps and employee compensation related to the construction of our database. The major steps in the construction of our database are:

  •
  Source Identification and Evaluation.    We use our embedded field staff's local knowledge to identify local and regional private and public sources that provide information on the road network data. Source data is evaluated for quality and consistency through direct observation. Variable elements (depending on quality) are then integrated to create a skeleton road network that can be used to optimize driving plans.

  •
  Source Normalization.    After local quality assessments, source data is then cleaned and modified to meet a common NAVTEQ format requirement.

  •
  Data Collection.    Using proprietary tools and processes, we gather complex geographic data, street name information and navigation information or attributes (e.g., barriers, one-way restrictions, turn restrictions and other driving rules) by direct observation using our field staff.

  •
  Attribute Integration and Linkage.    We use our proprietary technologies and methods to convert the data that we have collected into our database according to our specifications. The method is to create a geometric base of elements that represent objects in the real world and then to apply additional data, such as street names and addresses, postal codes, and one-way road information.

  •
  Data Validation.    Throughout the data entry process, hundreds of validation tests automatically check the accuracy of the data, indicating when field verification through direct observation is needed for resolution. This is complemented by monthly reports monitoring data quality and randomly selected geographic areas that undergo ISO-certified on-site field testing.

  •
  Data Maintenance.    We use our field staff's network of local and regional contacts to identify changes or additions to the road network. We then integrate areas requiring updates or changes to the database into on-going data-collection drive plans in order to capture the specific attribution required for navigation through direct observation.

        Selling, general and administrative expenses primarily include employee compensation, marketing, facilities, and other administrative expenses. Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. Our operating expenses grew 11.9% and 34.0% in 2002 and 2003, respectively, as compared to the prior year. We anticipate that operating expenses will continue to increase as our growth and development activities continue, including further development and enhancement of the NAVTEQ database and increasing our sales and marketing efforts.

Income Taxes

        As of December 31, 2003, we had U.S. net operating loss carryforwards for Federal and state income tax purposes of approximately $201,737 and $78,144, respectively. The difference between the Federal and state loss carryforwards results primarily from a 50% limitation on California loss carryforwards, capitalized research and development costs for California income tax purposes and a five-year limit on California net operating loss carryforwards. Net operating loss carryforwards are available to reduce future taxable income subject to expiration. Various amounts of our net operating loss carryforwards expire, if not utilized, each year until 2023. The following table details the timing of the expiration of our net operating loss carryforwards:

Year of expiration	Federal net operating loss carryforwards	State net operating loss carryforwards
2004	$—	1,472
2005	—	2,907
2006	—	601
2007	—	713
2008	15,492	346
Thereafter through 2023	186,245	72,105

	$201,737	78,144

        We also have net operating loss carryforwards in Europe and Canada of approximately $258,956 and $1,407, respectively. The European loss carryforwards have no expiration date and the Canadian loss carryforwards generally have a seven-year carryforward period.

        Prior to 2003, we had fully provided a valuation allowance for the potential benefits of the aforementioned net operating loss carryforwards and interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized. During 2003, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we believe it is now more likely than not that we will be able to use the benefit to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $168,752 in 2003 and an increase in the deferred tax asset on the consolidated balance sheet. In future years, we expect to record a full income tax provision on our pretax income.

        In addition, we have U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $215,963. We have fully reserved the interest expense carryforwards as it is more likely than not that the benefits will not be realized.

Cash and Liquidity

        As of December 31, 2003, our balance of cash, cash equivalents and cash on deposit with Koninklijke Philips Electronics N.V. ("Philips") (See "Liquidity and Capital Resources") was $67,289, an increase of $47,862 from the balance at the end of 2002. In addition, we have generated positive cash flow from operations for the past eight quarters.

Material Concentrations

        Material portions of our revenues and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenues and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, and fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See "Item 7A—Quantitative and Qualitative Disclosures About Market Risk." Revenues derived from our European operations in 2001, 2002 and 2003 accounted for approximately 64.0%, 68.2%, and 66.4%, respectively, of our total revenue.

        In addition, material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our revenue in the future. Approximately 29% of our revenue for the year ended December 31, 2003 was from two customers, accounting for 18% and 12%, respectively, of our revenue. Approximately 28% of our revenue for the year ended December 31, 2002 was from two customers, accounting for 15% and 13%, respectively, of our revenue. Approximately 30% of our revenue for the year ended December 31, 2001 was from two customers, accounting for 19% and 11%, respectively, of our revenue.

Critical Accounting Estimates.

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and make various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that, of the significant policies used in the preparation of our consolidated financial statements (see Note 1 of Notes to Consolidated Financial Statements), the following are critical accounting estimates, which may involve a higher degree of judgment and complexity.

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

        Nonrefundable minimum annual licensing fees are received upfront and represent a minimum guarantee of fees to be received from the licensee (for sales made by that party to end users) during the period of the arrangement. We generally cannot determine the amount of up-front license fees that have been earned during a given period until we receive a report from the customer. Accordingly, we amortize the total up-front fee paid by the customer ratably over the term of the arrangement. When we determine that the actual amount of licensing fees earned exceeds the cumulative revenue recognized under the amortization method (because the customer reports licensing fees to us that exceed such amount), we recognize the additional licensing revenues.

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

        Revenues from licensing arrangements consisting of an original database plus a database update are allocated equally to the two shipments of our database to the customer. We do not sell database updates to our existing customers at a reduced price, so the database update is considered to have a value equal to the original database provided under such arrangements. Licensing arrangements that entitle the customer to unspecified updates over a period of time are recognized as revenue ratably over the period of the arrangement.

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

Database Licensing, Production and Software Development Costs

        We have invested significant amounts in creating and updating our database and developing related software applications for internal use. Database licensing and production costs consist of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs are expensed as incurred. These costs include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content. Database licensing and distribution costs include the direct costs related to reproduction of the database for licensing and per-copy sales and shipping and handling costs. Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable our core database to operate with emerging technologies, and (iii) applications to facilitate customer use of our database. Costs of internal-use software are accounted for in accordance with AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally four to five years. It is possible that our estimates of the remaining economic life of the technology could change from the current amortization periods. In that event, impairment charges or shortened useful lives of internal-use software could be required.

Impairment of Long-lived Assets

        As of December 31, 2002 and December 31, 2003, our long-lived assets consisted of property and equipment and internal-use software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management's evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. We have generated significant taxable losses since our inception, and prior to the year ended December 31,

2003, management had concluded that a valuation allowance against substantially all of our deferred tax assets was required. For the year ended December 31, 2003, both our European and U.S. operations generated taxable income. During 2003, we assessed the realizability of our deferred tax assets by weighing both positive and negative evidence. Positive evidence included our projections of our future operating results that indicate that we will be able to generate sufficient taxable income to fully realize the benefits of our existing loss carryforwards before they expire. However, we cannot assure you that we will continue to experience taxable income in some or all of the jurisdictions in which we do business. Negative evidence included the likelihood of increased competition and the loss of a large customer. As a result, management has determined that sufficient objective evidence exists to conclude that it is now more likely than not that a portion of the deferred tax assets will be realized. Accordingly, we have reversed the valuation allowance related to net operating loss carryforwards and other temporary items in Europe and the United States, resulting in the recognition of an income tax benefit of $168,752 in 2003. As of December 31, 2003, the remaining estimated total valuation allowance for deferred tax assets is $85,439 related to interest expense carryforwards and Canadian net operating loss carryforwards. In addition, future changes in tax benefit expectations might result in the need for a contingency reserve. In future years, we will record a full income tax provision on our pretax income.

Results of Operations.

Comparison of Years Ended December 31, 2002 and 2003

        Operating Income, Net Income and Net Income (Loss) Per Share of Common Stock.    Our operating income increased from $9,928 in 2002 to $63,758 in 2003, due primarily to our revenue growth in 2003. Our net income increased from $8,155 in 2002 to $235,815 in 2003, due primarily to our revenue growth combined with the $168,752 effect of the reversal of the valuation allowance on our deferred tax assets related to net operating loss carryforwards and other temporary items. In 2002, net loss applicable to common stockholders was $(102,309), which included a reduction of $110,464 from net income related to the cumulative preferred stock dividends on the preferred stock issued to Philips during the first quarter of 2001 in exchange for the extinguishment of debt and these shares were converted into common stock during the fourth quarter of 2002. Basic net income (loss) per share of common stock changed from a loss per share of $(0.17) in 2002 to income per share of $0.20 in 2003. Diluted net income (loss) per share of common stock changed from loss per share of $(0.17) in 2002 to income per share of $0.19 in 2003.

        The following table highlights changes in selected line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table. In addition, the percentage change for Other income (expense) and Income tax benefit (expense) as compared to the prior year is not specified below. We believe that these percentages are not meaningful since the changes are unusually large due to items more fully described in the narrative section for each.

	2002	2003	Change	% Change
Revenue	$165,849	272,623	106,774	64.4%
Database licensing and production costs	92,499	125,841	33,342	36.0%
Selling, general and administrative expenses	63,422	83,024	19,602	30.9%
Other income (expense)	(668)	6,543	7,211
Income tax benefit (expense)	(1,105)	165,514	166,619

        Revenues.    The increase in total revenues was due to a significant increase in database licensing, resulting primarily from increased sales to existing customers. Growth occurred in all geographic regions in 2003, as North American revenues increased 73.6% from $52,807 in 2002 to $91,664 in 2003, and European revenues increased 60.1% from $113,042 in 2002 to $180,959 in 2003. North American and European revenue both increased primarily due to the increase in unit sales to vehicle navigation system vendors and OEMs during 2003. Foreign currency translation increased revenues within the European operations by approximately $27,700 during 2003 due to the strengthening of the euro. Approximately 28% of our revenues in 2002 came from two customers (accounting for 15% and 13% of total revenues, respectively), while approximately 29% of our revenues for 2003 came from two customers (accounting for 18% and 12% of total revenues, respectively).

        Database Licensing and Production Costs.    The increase in database licensing and production costs was due primarily to increased production costs from database licensing revenue growth and our continued investment in updating, improving, and maintaining the coverage of our database, as well as increased efforts related to technological enhancements to our database in both North America and Europe. In addition, there was an unfavorable foreign currency translation effect within European operations of approximately $8,900 due to the strengthening euro. Reducing these expenses was the capitalization of $10,027 and $9,966 of development costs for internal-use software in 2002 and 2003, respectively.

        Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was due primarily to our investments in growing the size of our worldwide sales force and marketing initiatives to expand the breadth of our product offerings and to diversify our customer base. Also contributing to the increase were expenses related to improving our infrastructure to support future growth plus an unfavorable foreign currency translation effect within European operations of approximately $4,400 due to the strengthening euro.

        Other Income (Expense).    As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of one of our European subsidiaries to the Company and one of its North American subsidiaries was re-classified from a permanent advance to an obligation that management intends to settle. This change in classification was based on management's intention that the loan be repaid in full and on the ability of the European subsidiary to repay the loan. In accordance with SFAS No. 52, "Foreign Currency Translation," the foreign currency gain resulting from the change in the U.S. dollar/euro exchange rate during the period from January 1, through December 31, 2003 is reflected as a component of other income (expense). For the year ended December 31, 2003, we recognized a net foreign currency gain of $6,174, consisting of $29,546 in foreign currency transaction gains primarily due to the impact of the strengthening of the euro on the U.S. dollar denominated intercompany loan offset by $21,997 in foreign currency derivative losses and $1,375 of net interest expense related to the foreign currency derivative (See Note 10 of Notes to Consolidated Financial Statements). Interest expense decreased by $806 due to the settlement of an interest bearing refundable deferred licensing advance in 2002.

        Income Tax Benefit (Expense).    The benefit in 2003 was primarily due to the reversal of the valuation allowance on deferred tax assets related to net operating loss carryforwards. During 2003, we determined that it was more likely than not that we would be able to realize the benefit of the net operating loss carryforwards in Europe and the United States. The reversal of the valuation allowance together with the recognition of changes in other temporary differences resulted in our recording of a deferred income tax benefit of $168,752 and the recognition of a corresponding net deferred tax asset on our consolidated balance sheet. Current tax expense of $1,105 and $3,238 in 2002 and 2003, respectively, related to various foreign countries where we do not have tax loss carryforwards as well as $400 arising from a tax audit during 2002. The remaining foreign operations did not incur income tax expense in 2002, because taxable income was applied against available loss carryforwards. No income tax benefit was recorded for our domestic losses during 2002, because a full valuation allowance was recorded against our net deferred tax assets in the United States.

Comparison of Years Ended December 31, 2001 and 2002

        Operating Income (Loss), Net Income (Loss) and Net Loss Per Share of Common Stock.    Our operating loss decreased from $(28,891) in 2001 to $9,928 of operating income in 2002, due primarily to our revenue growth in 2002. Our net loss decreased from $(116,509) in 2001 to $8,155 of net income in 2002, primarily because the 2001 results included a $(69,568) loss from the extinguishment of debt that we incurred in connection with the exchange of the shares of our preferred stock for our outstanding indebtedness to Philips and $17,053 of interest charges related to the debt outstanding prior to the exchange. Basic and diluted net loss per share of common stock decreased from $(0.52) in 2001 to $(0.17) in 2002. This change primarily reflects the impact of our improved operating results, reduced interest expense and no debt extinguishment costs in 2002. In addition, the cumulative preferred stock dividends of $91,417 and $110,464 in 2001 and 2002, respectively, on the preferred stock issued to Philips during the first quarter of 2001 in exchange for the extinguishment of debt also affected the reported results on a per share basis.

        The following table highlights changes in selected line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table. In addition, the percentage change for Other expense and Income tax expense as compared to the prior year is not specified below. We believe that these percentages are not meaningful since they are unusually large due to items more fully described in the narrative section for each.

	2001	2002	Change	% Change
Revenue	$110,431	165,849	55,418	50.2%
Database licensing and production costs	82,343	92,499	10,156	12.3%
Selling, general and administrative expenses	56,979	63,422	6,443	11.3%
Other expense	(87,618)	(668)	86,950
Income tax expense	—	(1,105)	(1,105)

        Revenues.    The increase in total revenues was due to a significant increase in database licensing, resulting primarily from increased sales to existing customers. Growth occurred in all geographic regions in 2002, as North American revenues increased 32.7% from $39,796 in 2001 to $52,807 in 2002, and European revenues increased 60.0% from $70,635 in 2001 to $113,042 in 2002. North American and European revenue was positively affected by the increase in unit sales to vehicle navigation system vendors and OEMs during 2002. Foreign currency translation increased revenues within the European operations by approximately $11,700 during 2002 due to the strengthening of the euro against the U.S. dollar. Approximately 38% of our revenues in 2001 came from three customers (accounting for 19%, 11%, and 8% of total revenues, respectively), while approximately 36% of our revenues for 2002 came from three customers (accounting for 15%, 13%, and 8% of total revenues, respectively).

        Database Licensing and Production Costs.    The increase in database licensing and production costs was due primarily to the increased database licensing and production costs from increased revenue and, to a lesser extent, a $2,114 net write-down for impairment of internal-use software during 2002. The remaining increase was due to our continued investment in updating, improving, and maintaining the coverage of our database as well as increased efforts related to technological enhancements to our database in both North America and Europe, plus an unfavorable foreign currency translation effect within European operations of approximately $3,900 due to the strengthening euro against the U.S. dollar. Reducing these expenses was the capitalization of $10,773 and $10,027 of development costs for internal-use software in 2001 and 2002, respectively, in accordance with SOP 98-1.

        Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was due primarily to our investments in growing the size of our worldwide sales force and marketing initiatives, and in improving our infrastructure to support future growth plus an unfavorable foreign currency translation effect within European operations of approximately $1,800 due to the strengthening of the euro against the US dollar.

        Other Expense.    The decrease was due primarily to the reduction of our indebtedness during the first quarter of 2001 through the exchange of shares of our Series A and Series B preferred stock for our outstanding borrowings from Philips. This transaction resulted in a charge of $69,568 in 2001 related to the debt extinguishment. In addition, in the first quarter of 2001, we recorded interest expense of $17,053 on debt outstanding prior to the debt extinguishment.

        Income Tax Expense.    The increase was primarily due to current taxes payable in various foreign countries where we do not have tax loss carryforwards, as well as an additional provision of $400 arising from a tax audit during 2002. The remaining foreign operations did not incur income tax expense in 2002, because taxable income was applied against available loss carryforwards. No income tax benefit was recorded for domestic or foreign losses during 2001, because a full valuation allowance was recorded against our net deferred tax assets in all jurisdictions. No income tax benefit was recorded for our domestic losses during 2002, because a full valuation allowance was recorded against our net deferred tax assets in the United States.

Liquidity and Capital Resources.

        We have financed our operations through private placements of equity securities, borrowings from Philips and cash generated from operating income. As of December 31, 2003, cash and cash equivalents totaled $1,982, and we had $65,307 of cash on deposit with Philips N.V. (See Note 9 of Notes to Consolidated Financial Statements). Prior to 2002, we were substantially dependent upon Philips for funding. We entered into a stock purchase agreement with Philips dated as of March 29, 2001, pursuant to which Philips converted an aggregate of $442,954 of our indebtedness to Philips into approximately 1,696 shares of our Series A cumulative convertible preferred stock and approximately 42,600 shares of our Series B cumulative convertible preferred stock. In conjunction with the closing of the stock purchase agreement, Philips purchased 710 additional shares of Series A preferred stock for $7,100. Philips also purchased an additional 1,600 shares of Series A preferred stock for $16,000 after the closing in 2001 in accordance with the agreement. The Series A and Series B preferred stock were converted to common stock as of October 1, 2002. See "Item 3.—Legal Proceedings" for the status of the litigation with respect to the conversion of the preferred stock to common stock.

        On November 10, 2003 we obtained, through our operating subsidiary for North America, a bank revolving line of credit that is scheduled to mature on November 8, 2004. Pursuant to the terms of the line of credit, we may borrow up to $15,000 at an interest rate of either U.S. LIBOR plus 1% or the greater of the prime rate or the Federal funds rate plus 1/2 of 1%. We are required to pay to the bank a quarterly facility fee of 37.5 basis points per annum on the average daily unused commitment. As of December 31, 2003, there were no borrowings on the line of credit.

        The following table presents a trend of cash flows from operations for the three months ended:

	2002
					2003
			Sept. 29,
	Mar. 31,	June 30,		Dec. 31,	Mar. 31,	June 29,	Sept. 28,	Dec. 31,
Cash flow from operations	$1,354	3,369	8,686	8,825	3,320	23,032	17,514	22,082

        Over the past two years, our operations have continued to produce significant positive cash flows. The cash flows have been driven by increased demand for our products and our ability to deliver these products profitably and collect receivables from our customers effectively. These funds have allowed us to make investments required to grow the business and provide additional cash to invest. We have entered into deposit agreements with Philips for optimizing the returns on the temporary excess cash. As of December 31, 2003, we have $65,307 on deposit with Philips, which amounts are available to us.

        The following tables present our contractual cash obligations and commercial commitments as of December 31, 2003:

Payments due by Period

Contractual Cash Obligations	Total	1 year or less	1-3 years	4-5 years	After 5 years
Operating leases	$37,757	11,976	15,822	6,343	3,616
Long-term source material obligations	1,185	349	673	163	—

Total contractual cash obligations	$38,942	12,325	16,495	6,506	3,616

Amount Expiring Per Period

Commercial Commitments	Total	1 year or less	1-3 years	4-5 years	After 5 years
Standby letter of credit	$1,428	286	571	571	—

Total commercial commitments	$1,428	286	571	571	—

        We do not have any off-balance sheet arrangements, other than the operating leases identified in the table above. In addition to operating lease commitments for our facilities, we currently have an obligation to pay upon demand long-term source material obligations of $1,185, which are payable based upon future revenues generated from our licensing of our database containing the source material. The long-term source material obligations are reported in other long-term liabilities on our consolidated balance sheet. We also have a contingent obligation to repay a $1,428 reducing standby letter of credit commitment supporting a facility lease.

        As of December 31, 2003, we believe that our current cash resources on hand, temporary excess cash deposited with Philips, and cash flows from operations, together with the funds available from the revolving line of credit will be adequate to satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least the next twelve months. We do, however, consider additional debt and equity financing from time to time and may enter into such financings in the future.

        Cash and cash equivalents decreased by $7,445 during the year ended December 31, 2003. If we included our aforementioned amounts on deposit with Philips N.V., which are highly liquid, our cash and cash equivalents balance would have increased $47,862 during 2003 to a balance of $67,289. The changes in cash and cash equivalents for the three years ended December 31 are as follows:

	2001	2002	2003
Cash provided by (used in) operations	$(11,501)	22,234	65,948
Cash used in investing activities	(20,892)	(17,183)	(74,542)
Cash provided by (used in) financing activities	32,595	(3,923)	288
Effect of exchange rates on cash	(212)	793	861

Increase (decrease) in cash and cash equivalents	$(10)	1,921	(7,445)

Operating Activities

        For each of the past three fiscal years, net cash provided by operating activities has increased significantly. The improved operating cash flows have been primarily the result of improved operating results driven by increased demand for our products. The growth in our operating assets and liabilities has coincided with the profitable growth in our business.

Investing Activities

        Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, amounts placed on deposit with Philips, and capital expenditures. We have experienced temporary excess funds that were provided from operations for all or parts of the last three fiscal years. We have put those funds on deposit with Philips for the purpose of optimizing our returns on those funds. The net increases in our deposits were $5,000, $5,000 and $55,307 for 2001, 2002 and 2003, respectively.

        Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $10,773, $10,027, and $9,966 for 2001, 2002 and 2003, respectively. In 2004, we expect the capitalized costs related to software developed for internal use to be approximately $8,000 to $12,000.

        We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $5,119, $2,156 and $9,269 during 2001, 2002 and 2003, respectively. In 2004, we expect capital expenditures to be approximately $8,000 to $12,000.

Financing Activities

        As we have produced sufficient cash flows to fund our operating and investing activities, our need for financing has diminished. During 2001, loans from Philips provided $16,600 of cash and issuance of our preferred stock, net of issuance costs, to Philips provided cash of $22,600. There were no loans from, or issuance of our preferred stock to, Philips in 2002 or 2003. The $6,770 and $4,000 repayments of a refundable licensing advance were the primary uses of cash in financing activities for the years ended December 31, 2001 and 2002, respectively.

New Accounting Pronouncements.

        On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 was effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 on January 1, 2003, at which time the extraordinary loss on early extinguishment of debt that was incurred during 2001 was reclassified as a component of other income (expense) in our consolidated statements of operations.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The required disclosures are included in the notes to our consolidated financial statements.

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We do not believe that adoption will have a material effect on our consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. Adoption did not affect our financial condition or results of operations.

        FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For us, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this Statement.

        In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 01-08, "Determining Whether an Arrangement Contains a Lease." Issue 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, "Accounting for Leases." The guidance in Issue 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue 01-08 is effective for arrangements entered into or modified beginning in the fourth quarter of fiscal 2003. We have adopted Issue 01-08. Adoption did not have a material impact on our consolidated financial position and results of operations.

        In May 2003, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how to recognize revenue for arrangements that have multiple deliverables. The guidance in 00-21 was effective for arrangements entered into in fiscal periods beginning after June 15, 2003. We have adopted the consensus reached in Issue 00-21. Adoption did not affect our financial condition or results of operations.

        In November 2003, the EITF reached a consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Issue 03-1 requires certain disclosures related to debt and marketable equity securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We have adopted the consensus reached in Issue 03-1. Adoption did not affect our financial condition, results of operations or related disclosures.

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 updates the guidance in SAB 101, "Revenue Recognition in Financial Statements", integrates the related set of Frequently Asked Questions, and recognizes the role of EITF Issue 00-21 in revenue recognition. We have adopted the guidance in SAB 104. Adoption did not affect our financial condition or results of operations.

        In December 2003, the FASB re-issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS No. 132 requires additional disclosures to those required in the original SFAS No. 132 related to defined benefit plans. We have adopted the guidance in SFAS No. 132. Adoption did not affect our financial condition, results of operations or related disclosures.

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

        We are also subject to foreign currency exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance is payable by one of our European subsidiaries to the Company and one of its U.S. subsidiaries, and is due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in our European business, cash flows are anticipated to be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, the loan was no longer designated as permanent in nature.

        Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a U.S. dollar/euro currency swap agreement (the "Swap") with Philips N.V. (the parent company of our majority stockholder) to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation. The Swap was not designated for hedge accounting. Under the terms of the Swap, the Company's European subsidiary will make payments to Philips N.V. in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap will be utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of December 31, 2003, the outstanding intercompany obligation (net of payments) was $159.2 million.

        For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of December 31, 2003, a 10% decrease in the value of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap liability of $18.3 million, while a 10% increase in the value of the euro against the U.S. dollar would result in an increase in the fair value of our Swap liability of $18.3 million.

Item 8.    Financial Statements and Supplementary Data.

        See Financial Statements beginning on page F-1 following the Exhibit Index and the Financial Statement Schedule on page F-31.

Item 9.    Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

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

        Internal Control over Financial Reporting. There have been no changes in the Company's internal control over financial reporting identified in connection with management's evaluation that occurred during the Company's last fiscal quarter (i.e. the fourth quarter of 2003) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers.

Executive Officers and Directors.

        Our executive officers and directors and their ages, as of December 31, 2003, are as follows:

Name	Age	Position(s)(6)
Executive officers and directors:
Judson C. Green(1)	51	President, Chief Executive Officer and Director
David B. Mullen	53	Executive Vice President and Chief Financial Officer
Denis M. Cohen	63	Executive Vice President, Sales Europe
John K. MacLeod	46	Executive Vice President, Global Marketing and Strategy
Winston Guillory, Jr.	47	Senior Vice President, North America Sales
Richard E. Shuman	52	Vice President, Asia Pacific Sales
Lawrence D. Chesler	66	Senior Vice President, Corporate Affairs and Corporate Secretary
M. Salahuddin Khan	51	Senior Vice President, Technology & Development and Chief Technology Officer
Mary D. Hardwick	44	Vice President, Quality
Lawrence M. Kaplan	40	Vice President and General Counsel
Christine C. Moore	54	Vice President, Human Resources
Non-management directors:
Richard J. A. de Lange(2)(3)(5)	58	Director-Chairman
T. Russell Shields(4)	62	Director
William E. Curran(7)	55	Director
Wilhelmus C. M. Groenhuysen(2)(3)(5)	46	Director
Scott M. Weisenhoff(8)	49	Director
Dirk-Jan van Ommeren(2)(5)	53	Director

(1)
Serves as a member of the board of directors pursuant to the terms of his employment agreement.

(2)
Member of the Compensation Committee.

(3)
Member of the Audit Committee. The Board of Directors has determined that Mr. Groenhuysen is a financial expert, as defined in the instructions to Item 401(h)(1) of Regulation S-K. Mr. Groenhuysen is not independent, as defined by the National Association of Securities Dealers or the New York Stock Exchange.

(4)
Philips B.V., NavPart I B.V. and Maarten A.J.M. Scholtens, as escrow agent on behalf of NavPart II B.V., have each agreed that so long as Mr. Shields and his immediate family beneficially own 10% or more of the outstanding shares of common stock, each such stockholder and its respective controlled affiliates shall vote in favor of Mr. Shields' election to the board of directors. In addition, pursuant to the Separation Agreement with Mr. Shields, NAVTEQ agreed to use its best efforts to cause his election to the board of directors, so long as Mr. Shields and his family beneficially own 10% or more of the outstanding shares of common stock.

(5)
Pursuant to an agreement between Philips B.V. and NavPart I B.V., Philips B.V. has agreed that so long as NavPart I B.V. holds more than 10% of our common stock, Philips B.V. will vote its shares in support of electing two NavPart I B.V. designated directors to our board of directors and NavPart I B.V. has agreed that so long as Philips B.V. holds 25% or more of our common stock, NavPart I B.V. will vote its shares in support of electing three Philips designated directors to our board of directors. Currently, Mr. van Ommeren is the only NavPart I B.V. designated director and Messrs. de Lange, Weisenhoff and Groenhuysen are Philips-designated directors. Mr. Curran, who resigned in January 2004, was also a Philips-designated director.

(6)
All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

(7)
Mr. Curran resigned from the Company's Board of Directors and all committees effective January 2004.

(8)
Mr. Weisenhoff was elected to the Company's Board of Directors and Audit Committee in February 2004.

Executive Officers.

Judson C. Green

        Judson C. Green currently serves as our President and Chief Executive Officer and as a member of our Board of Directors. Mr. Green joined us in May 2000. Previously, Mr. Green was the President of Walt Disney Attractions, the theme park and resort segment of The Walt Disney Company, from August 1991 until December 1998, and Chairman from December 1998 until April 2000. Prior to his positions at Walt Disney Attractions, he served as Chief Financial Officer of The Walt Disney Company from December 1989 until August 1991.

David B. Mullen

        David B. Mullen serves as our Executive Vice President and Chief Financial Officer. Prior to joining us in December 2002, he was Chief Financial Officer of Allscripts Healthcare Solutions, Inc., a healthcare technology firm, from August 1997 to September 2002. From 1995 to 1997, Mr. Mullen was Chief Financial Officer of Enterprise Systems, a healthcare software company. Earlier he held several top management positions with CCC Information Services, a software and information services company serving the insurance industry, and spent a number of years in the audit and systems consulting practices of Ernst & Young LLP.

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

Winston Guillory, Jr.

        Winston Guillory Jr. serves as our Senior Vice President of North American Sales and joined us in July 2003. Prior to joining us, Mr. Guillory worked from 1997 until 2002 in senior executive sales roles for Intermec Technologies, a leading provider of supply chain information products, services and technologies. Earlier he held senior sales positions with Weblink Wireless, Inc, a leading wireless company in North America, and Visual Information Technology (now Connectware, Inc.), a premier imaging company. Mr. Guillory spent the first nine years of his career at IBM in a variety of marketing and sales management roles.

Richard E. Shuman

        Richard E. Shuman serves as our Vice President of Asia-Pacific Sales. Mr. Shuman has been with us since 1987 and prior to his current position, Mr. Shuman held several other senior level positions, including General Manager, Vehicle Applications Europe and Senior Director, Automotive Business Development. Mr. Shuman joined us from Cellular Business Systems Inc., where he was Vice President of Operations from 1984 to 1987. Prior to that, he was Regional Manager for SEI Information Technology.

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

William E. Curran

        Prior to resigning from the Company's Board of Directors in January 2004, William E. Curran served as a member of our board of directors since April 1996. Since August 2002, he was Executive Vice President of Philips Medical Systems, a Philips affiliate. From July 1999 to August 2002, Mr. Curran was President and Chief Executive Officer of Philips Electronics North America Corporation ("Philips North America"), another Philips affiliate. From 1996 until October 1999, Mr. Curran was Senior Vice President, Chief Financial Officer of Philips North America. In addition, Mr. Curran has been a director of Philips North America since 1996. From March 1993 to February 1996, he was Chief Operating Officer of Philips Medical Systems, and from February 1987 to February 1996, Mr. Curran was Chief Financial Officer of Philips Medical Systems.

Wilhelmus C. M. Groenhuysen

        Wilhelmus C.M. Groenhuysen has served as a member of our board of directors since September 2003. Since August 2002, he has been Senior Vice President and Chief Financial Officer of Philips Electronics North America Corporation. From September 1997 until August 2002, Mr. Groenhuysen was Senior Vice President and CFO Of Philips Lighting's Lighting Electronics Business Group. From September 1994 until September 1997, he was Chief Financial Officer of Philips Electronics Thailand Ltd. Before that, Mr. Groenhuysen had various responsibilities within The Philips Electronics Group, since joining Philips in the Netherlands in 1987.

Scott M. Weisenhoff

        Scott M. Weisenhoff has served as a member of our board of directors since February 2004. Since February 2003, he has been Executive Vice President and Chief Financial Officer of Philips Medical Systems, a medical diagnostic equipment supplier. From November 2001 until February 2003, Mr. Weisenhoff was Executive Vice President and Chief Financial Officer of Philips Components business. From August 1999 until November 2001, he was Executive Vice President and Chief Financial Officer of Philips' Domestic Appliances and Personal Care business. Before that, Mr. Weisenhoff had various responsibilities within Philips since joining Philips in 1983. Mr. Weisenhoff is also a director of MedQuist Inc.

Dirk-Jan Van Ommeren

        Dirk-Jan van Ommeren has served as a member of our board of directors since March 1999. Mr. van Ommeren is also the Chairman of the Board of Managing Directors of Oranje-Nassau Groep B.V. Previously, Mr. van Ommeren was the Managing Director of Oranje-Nassau Groep B.V. from 1996 to 1999. Mr. van Ommeren has also held management positions with Amsterdam Investeringsbank, N.V., Westland/Utrecht Hypotheekbank N.V., and Amsterdam-Rotterdam Bank N.V. Mr. van Ommeren also holds positions with the following companies: Reon Investments (Curacao) N.V. (member of the Supervisory Board), Financiere Franco- Neerlandaise (Administrator), VVAA, VVAA Insurance Company, VVAA Life Insurance Company (member of the Supervisory Board), Hyva Groep B.V. (member of the Supervisory Board), Trader Classified Media N.V. (member of the Supervisory Board) and Stallergenes S.A. (member of the Supervisory Board).

Section 16(a) Beneficial Ownership Reporting Compliance

        David B. Mullen, the Company's Executive Vice President and Chief Financial Officer, and Winston Guillory, Jr., the Company's Senior Vice President, North American Sales, each failed to file a Form 4 on a timely basis in 2003, in each case with respect to one transaction.

Code of Ethics

        The Company has adopted a code of ethics that applies to all employees including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.

Item 11.    Executive Compensation

        The following table summarizes the compensation earned in the fiscal years ended December 31, 2001, 2002 and 2003 by our chief executive officer and the other four most highly paid executive officers whose total salary and bonus awards exceeded $100,000 for the fiscal year ended December 31, 2003. In this document, we refer to these individuals as our "named executive officers."

Summary Compensation Table

	Annual Compensation							Long-Term Compensation Awards
Name and Principal Position	Salary		Bonus(1)		Other Compensation			Shares Underlying Options
Judson C. Green, President and Chief Executive Officer Year 2001 Year 2002 Year 2003	$ $ $	600,000 600,000 600,000	$ $ $	480,000 660,000 720,000	$ $ $	36,000 36,000 36,000	(2) (2) (2)	0 35,000,000 0	(3)
David B. Mullen, Executive Vice President and Chief Financial Officer Year 2001 Year 2002 Year 2003	$ $	0 19,038 330,000	$ $	0 55,000 200,000		0 0 0		0 0 4,000,000
Denis M. Cohen, Executive Vice President, Sales Europe Year 2001 Year 2002 Year 2003	$ $ $	204,401 230,971 261,084	$ $ $	115,000 108,322 122,450		0 0 0		0 3,000,000 0	(4)
M. Salahuddin Khan, Senior Vice President, Technology & Development and Chief Technology Officer Year 2001 Year 2002 Year 2003	$ $ $	316,154 322,868 320,000	$ $ $	145,000 180,000 200,000	$ $	108 101 0		500,000 3,500,000 0	(3)
John K. MacLeod, Executive Vice President, Global Marketing and Strategy Year 2001 Year 2002 Year 2003	$ $ $	324,231 330,000 342,692	$ $ $	90,000 180,000 200,000		$102,192 0 0	(5)	0 3,000,000 0	(3)

(1)
Represents amounts earned in the year indicated, but paid in the following year.

(2)
Represents an allowance for business expenses.

(3)
Represents options to purchase common stock granted in connection with the cancellation of options pursuant to the Company's stock option exchange in 2001.

(4)
Includes options to purchase 1,500,000 shares of common stock granted in connection with the cancellation of options pursuant to the Company's stock option exchange in 2001

(5)
Represents relocation expenses.

Option Grants.

        The following table contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during the fiscal year ended December 31, 2003. The percentage of total options granted to employees set forth below is based on an aggregate of 11,288,500 shares subject to options granted in 2003.

Option Grants In Last Fiscal Year

	Individual Grants
							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percent of Total Options Granted to Employees in 2003
	Number of Securities Underlying Options Granted
				Fair Market Value on Date of Grant
Name			Exercise or Base Price ($/Share)			Expiration Date
							0%(1)	5%(1)	10%(1)
David B. Mullen	4,000,000	35.4%	$0.41	$0.86	(2)	12/22/13	$1,800,000	$3,963,398	$7,282,474

(1)
Based upon exercise price of option.

(2)
Represents the fair market value, as determined by our board of directors, of the Company's common stock on the date of grant of the options.

Options Exercised During 2003 and Options Values at December 31, 2003

        The following table contains information regarding options exercised during 2003 and unexercised options held at December 31, 2003, by the named executive officers.

			Number of unexercised options at December 31, 2003(#)	Value of unexercised in-the-money options at December 31, 2002 ($)(1)
Name	Shares acquired on exercise(#)	Value realized($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Judson C. Green	None	None	35,000,000/0	$26,600,000/$0
David B. Mullen	None	None	1,000,000/3,000,000	$450,000/$1,350,000
M. Salahuddin Khan	None	None	2,913,560/586,440	$2,214,306/$445,694
John K. MacLeod	None	None	2,417,411/582,589	$1,837,232/$442,768
Denis M. Cohen	None	None	1,958,817/1,041,183	$1,488,701/$791,299

(1)
Based upon a fair market value of $0.86 per share. There is no established trading market for shares of NAVTEQ common stock. However, in connection with option grants pursuant to the Company's stock incentive plan, the Company's Board of Directors determined that the fair market value of the Company's Common Stock equaled $0.86 per share on December 22, 2003. See also "Item 3. Legal Proceedings" for information regarding the status of the litigation over the Current Market Price (as defined in the Company's Certificates of Designation for the Series A and Series B preferred stock) of the Company's common stock.

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

President and Chief Executive Officer

        Judson C. Green, our President and Chief Executive Officer, has an employment agreement with us, which terminates on the earlier of April 17, 2004 or Mr. Green's death, disability or termination. Mr. Green is entitled to receive a base salary of $600,000 per annum with a targeted annual bonus of 100% of his base salary. One-half of his bonus is subject to Mr. Green's achievement of applicable corporate milestones and objectives established by the board of directors and the other half is subject to Mr. Green's achievement of personal objectives established by the board of directors. Mr. Green is also entitled to reimbursement for his travel expenses and an office in Orlando, Florida, and receives an allowance of $3,000 per month for certain business-related expenses. Mr. Green has agreed to a non-compete and non-solicitation provision, which continues for a period of one year beyond the termination of his employment agreement.

        In the event that Mr. Green is terminated by us without cause or as a result of our breach of the employment agreement or by Mr. Green as a result of good cause (defined as a significant diminution of his duties and/or a reduction in his base annual compensation and/or target bonus) or by Mr. Green within 60 days of a change of control, Mr. Green is entitled to certain severance benefits ranging from one to three years of his base salary, depending upon in which year his employment terminates. If there is a change of control during the twelve month period following August 15, 2001, and during such twelve month period Mr. Green is terminated for any reason other than cause or Mr. Green terminates his employment due to our breach of the terms of his employment agreement or for good cause, whether prior to or after such change of control, then we are required, in addition to the foregoing severance payment requirements, to pay Mr. Green an additional severance payment equal to two years of his base annual compensation and target bonuses. Pursuant to the terms of his employment agreement, the failure of Mr. Green to be elected and continue as a director on our board of directors, other than as a result of his voluntary resignation, constitutes a breach of the employment agreement by NAVTEQ.

        In connection with his employment, Mr. Green was granted an option to acquire 35,000,000 shares of our common stock at an exercise price of $0.85 per share, subject to vesting at a rate of 25% per year, commencing with 25% of the shares subject to the option vesting on the date of grant, May 1, 2000. Pursuant to our offer to exchange the options granted to Mr. Green and others described in our Consolidated Financial Statements, these options were canceled on October 1, 2001, and new options for the same number of shares were granted on May 15, 2002. The exercise price of the new options granted equaled $0.10 per share, which was determined by our board of directors to be the fair market value of our common stock on the date of the grant. Mr. Green's new options have the same vesting as his tendered options. Mr. Green's vested options will be exercisable for the full 10-year term, regardless of any termination of his employment, except in the following case: if Mr. Green, prior to a change of control, terminates his employment other than as a result of a breach of his employment agreement by the Company and/or for good cause, then the vested options will be exercisable for a period of 60 days following the date of such employment termination. Mr. Green also has the right to acquire stock in NAVTEQ in certain circumstances at the same price as such stock is being sold to others.

Executive Vice President and Chief Financial Officer

        We entered into an employment agreement with David B. Mullen as of December 1, 2002, whereby Mr. Mullen became the Company's Executive Vice President and Chief Financial Officer. The employment agreement terminates on the earlier of Mr. Mullen's resignation, disability, death or termination by the Board of Directors or the Company's CEO with or without cause. Mr. Mullen is entitled to receive a base salary of $330,000 per annum and is eligible to receive an annual bonus of 50% of his base salary. In the event that Mr. Mullen is terminated by us without cause or voluntarily terminates his employment for good reason, he is entitled to (i) receive severance in an amount equal to his base salary plus Mr. Mullen's target bonus amount pro-rated for the year based on the date of termination in either a lump sum or equal monthly installments for 12 months following his termination at the Company's discretion, provided that in the event the Company elects to pay a lump sum, such payment shall equal the present value of the payments otherwise payable discounted at a rate of 10% per annum, and (ii) continue to participate in all of our benefit programs for which all senior executives are eligible (other than bonus and incentive compensation plans) from the date of such termination through the first anniversary of the date of termination. Mr. Mullen has agreed to a non-compete and non-solicitation provision, which continues for a period of one year beyond the termination of his employment agreement.

        In connection with the employment agreement, the Company agreed to recommend to the Compensation Committee that Mr. Mullen be granted an option to purchase four million shares of the Company's common stock at a per-share exercise price equal to the fair market value on the date of grant. Mr. Mullen was granted an option to purchase four million shares of the Company's common stock on December 22, 2003 at an exercise price equal to $0.41 per share, which represented a discount to the fair market value of the Company's common stock on the date of grant of $0.86 per share as determined by the Company's board of directors. The options were granted at an exercise price less than the fair market value on the date of grant as a result of the delay in granting Mr. Mullen such options following his initial hire date.

Executive Vice President, Global Marketing and Strategy

        John K. MacLeod is the Executive Vice President, Global Marketing and Strategy of NAVTEQ. We have entered into an employment agreement dated as of September 18, 2000 with Mr. MacLeod pursuant to which he is entitled to an annual base salary of $300,000 and a discretionary bonus of up to 50% of his base salary. Under the terms of the employment agreement, Mr. MacLeod was also entitled to receive reimbursement for a one time relocation expense within the first year of his employment. In the event that Mr. MacLeod is terminated by us without cause or voluntarily terminates his employment for good reason, he is entitled to receive severance in an amount equal to his base salary in either a lump sum or equal monthly installments for 12 months following his termination, and to continue to participate in all of our benefit programs for which all senior executives are eligible (other than bonus and incentive compensation plans) from the date of such termination through the first anniversary of the date of termination. Mr. MacLeod's severance will be reduced on a dollar for dollar basis by the amount of any compensation received by Mr. MacLeod upon his obtaining employment with another employer. Mr. MacLeod has agreed to a non-compete and non-solicitation provision which continues for a period of one year beyond the termination of his employment with us.

        In connection with his employment, we also entered into a stock option agreement with Mr. MacLeod pursuant to which he was granted options to acquire 3,000,000 shares of our common stock at $1.10 per share. Pursuant to our offer to exchange the options granted to Mr. MacLeod and others described in of our Consolidated Financial Statements, all of Mr. MacLeod's options were canceled on October 1, 2001, and new options for the same number of shares were granted on May 15, 2002. The exercise price of the new options equaled $0.10 per share, which was determined by our board of directors to be the fair market value of our common stock on the date of the grant. The new options granted to Mr. MacLeod vest as follows: (1) the number of options equivalent to (i) the portion of his options that was exercisable at the time of cancellation of the options accepted for exchange, plus (ii) the portion of his options that would have become exercisable by the date of the new grant had the cancellation not occurred, were exercisable on the grant date of the new options; and (2) 1/28 of the remaining portion of his new options become exercisable on the first day of each month thereafter.

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

        The letter agreement also provided that it would be recommended to the board of directors that Mr. Cohen be granted an option to acquire 200,000 shares of our common stock at the fair market value at the time of grant, such options to vest in equal annual installments over a four year period and subject to Mr. Cohen's continued employment with us. Mr. Cohen received options to acquire 200,000 shares of our common stock at an exercise price of $0.85 per share in connection with his letter agreement. Pursuant to our offer to exchange the options granted to Mr. Cohen and others described in our Consolidated Financial Statements, all of Mr. Cohen's options, including his initial options, were canceled on October 1, 2001, and new options for the same number of shares were granted on May 15, 2002. The exercise price of the new options equaled $0.10 per share, which was determined by our board of directors to be the fair market value of our common stock on the date of the grant. The new options granted to Mr. Cohen vest as follows: (1) the number of options equivalent to (i) the portion of his options that was exercisable at the time of cancellation of the options accepted for exchange, plus (ii) the portion of his options that would have become exercisable by the date of the new grant had the cancellation not occurred, were exercisable on the grant date of the new options; and (2) 1/28 of the remaining portion of his new options become exercisable on the first day of each month thereafter.

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

        The letter agreement also provided that if NAVTEQ adopts a long-term incentive plan, it was anticipated that Mr. Khan would receive options to purchase 600,000 shares of our common stock at fair market value on the date of the grant, with vesting to occur over a four year period. Mr. Khan received options to acquire 675,000 shares of our common stock at $0.85 per share in connection with his letter agreement. Pursuant to our offer to exchange the options granted to Mr. Khan and others described in our Consolidated Financial Statements, all of Mr. Khan's options, including his initial options, were canceled on October 1, 2001, and new options for the same number of shares were granted on May 15, 2002. The exercise price of the new options equaled $0.10 per share, which was determined by our board of directors to be the fair market value of our common stock on the date of the grant. The new options granted to Mr. Khan vest as follows: (1) the number of options equivalent to (i) the portion of his options that was exercisable at the time of cancellation of the options accepted for exchange, plus (ii) the portion of his options that would have become exercisable by the date of the new grant had the cancellation not occurred, were exercisable on the grant date of the new options; and (2) 1/28 of the remaining portion of his new options become exercisable on the first day of each month thereafter.

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

Compensation Committee Interlocks And Insider Participation.

        The members of our compensation committee are Messrs. Groenhuysen, van Ommeren and de Lange. None of these individuals were at any time during fiscal year 2003 an officer or employee of NAVTEQ. In addition, no NAVTEQ executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

        Mr. Groenhuysen is an employee of Philips N.V. and Mr. de Lange was employed by Philips N.V. until June 2002. See "Item 13—Certain Relationships and Related Transactions" for information regarding transactions between the Company and either Philips N.V. or Philips B.V.

PART III

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2003 by: (1) each person known by us to beneficially own more than 5% of our outstanding capital stock; (2) each of our directors and named executive officers and (3) all directors and executive officers as a group. Unless otherwise indicated, the address for each stockholder listed in the table is c/o NAVTEQ Corporation, 222 Merchandise Mart Plaza, Suite 900, Chicago, Illinois 60654. Except as otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED*		PERCENTAGE OF SHARES BENEFICIALLY OWNED**
Common	Philips	1,023,851,254	(1)	83.54%
Common	NavPart I B.V.	120,420,075	(2)	10.22%
Common	T. Russell Shields	52,129,726	(3)	4.39%
Common	Judson C. Green	36,176,471	(4)	2.98%
Common	Dirk-Jan van Ommeren	0	(5)	**
Common	William E. Curran	0	(6)(7)	**
Common	Richard J. A. de Lange	0		**
Common	Wilhelmus C. M. Groenhuysen	0	(6)(8)	**
Common	Scott M. Weisenhoff	0	(6)(9)	**
Common	David B. Mullen	1,166,667	(10)	**
Common	M. Salahuddin Khan	3,043,880	(11)	**
Common	John K. MacLeod	2,546,875	(12)	**
Common	Denis M. Cohen	2,051,302	(13)	**
Common	Total of all Directors and Executive Officers	1,246,814,482	(14)	97.03%

(*)
Represents shares beneficially owned pursuant to Rule 13d-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended, including shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of December 31, 2003, shares held by a spouse, shares held by or for the benefit of the director or officer or one or more members of the director's or officer's immediate family, shares held as community property, held in joint tenancy with a spouse or other members of the director's or officer's immediate family, in which the director or officer has a beneficial interest and shares in which the director or officer may disclaim beneficial ownership, except as otherwise noted.

(**)
Less than 1%.

(1)
Represents 976,471,254 shares of common stock and warrants to acquire 47,380,000 shares of common stock. These shares are held of record by Philips Consumer Electronic Services B.V., an indirect wholly-owned subsidiary of Koninklijke Philips Electronics N.V. See "Item 3. Legal Proceedings" for information on the status of the litigation with respect to the conversion of the Series A and Series B preferred stock to common stock.

(2)
NavPart I B.V. is the recordholder of 84,294,052 shares of our common stock and Maarten Scholtens, as escrow agent on behalf of NavPart II B.V., a wholly-owned subsidiary of NavPart I B.V., is the recordholder of 36,126,023 shares of our common stock. The shares held by NavPart II B.V. are subject to certain put and call rights between NavPart I B.V. and Philips B.V. NavPart I B.V. is a private limited liability company organized under the laws of The Netherlands. The

  Company believes that Stichting Navpart, a foundation organized under the laws of The Netherlands, is the record owner of NavPart I B.V. The Company believes that the directors of Stichting Navpart are Mr. van Ommeren, Melchert Frans Groot, Paul Zegveld and Willem Jan Baud, and that such directors exercise voting and dispositive power over the shares of our common stock beneficially owned by NavPart I B.V. Each director disclaims beneficial ownership of common stock beneficially owned by NavPart I B.V. or Stichting Navpart. The Company also believes that economic ownership of the shares held by NavPart I B.V. resides in the following entities, each of which the Company believes to be an institutional investor: Oranje-Nassau Participaties B.V., ABN AMRO Participaties B.V., NPM Capital N.V., Parnib B.V., Paribas Deeinemingen N.V. and HAL Investments III B.V.

(3)
Includes 12,000,000 shares of common stock held in escrow pursuant to a Indemnity Agreement dated October 31, 1997 by and among the Company, Shields Enterprises, Inc., SEI Information Technology, Inc., T. Russell Shields and LaSalle National Bank. Also includes options to purchase 10,223,000 shares of common stock exercisable within 60 days of December 31, 2003 and shares credited to Mr. Shields' account under the SEI Information Technology Retirement Plan.

(4)
Includes options to purchase 35,000,000 shares of common stock exercisable within 60 days of December 31, 2003.

(5)
Mr. van Ommeren is an officer and director of NavPart I B.V. and a director of Stichting Navpart and disclaims beneficial ownership with respect to the shares of common stock beneficially owned by NavPart I B.V. or Stichting Navpart.

(6)
In each case, the individual is an officer of a subsidiary of Philips and disclaims beneficial ownership with respect to the shares owned by or for the benefit of Philips.

(7)
Mr. Curran has options to acquire 251,326 shares of Philips' common stock, of which 136,476 are exercisable within 60 days of February 1, 2004.

(8)
Mr. Groenhuysen owns 1,311 shares of common stock of Philips, options to purchase 12,250 shares of Philips common stock exercisable as of February 29, 2004, and bonds convertible into 709 shares of common stock of Philips convertible as of February 29, 2004.

(9)
Mr. Weisenhoff joined the Company's Board of Directors in February 2004. Mr. Weisenhoff has options to purchase 143,018 shares of Philips, of which 72,058 are exercisable within 60 days of December 31, 2003, and has debentures convertible into 2,377 shares of Philips, of which 1,351 are convertible within 60 days of December 31, 2003.

(10)
Represents options to purchase 1,166,667 shares of common stock held by Mr. Mullen exercisable within 60 days of December 31, 2003

(11)
Represents options to purchase 3,043,880 shares of common stock held by Mr. Khan exercisable within 60 days of December 31, 2003.

(12)
Represents options to purchase 2,546,875 shares of common stock held by Mr. MacLeod exercisable within 60 days of December 31, 2003.

(13)
Represents options to purchase 2,051,302 shares of common stock held by Mr. Cohen exercisable within 60 days of December 31, 2003.

(14)
Includes shares beneficially owned by Philips for which Mr. Groenhuysen and Mr. Weisenhoff disclaim beneficial ownership and shares beneficially owned by NavPart I B.V. for which Mr. van Ommeren disclaims beneficial ownership.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2003, regarding the number of shares of common stock that may be issued under the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	115,189,531	$0.24	86,499,364
Equity compensation plans not approved by security holders	—	—	—
Total	115,189,531	$0.24	86,499,364

        The number of securities remaining available for future issuance under equity compensation plans set forth above represents shares available for issuance under the Company's 2001 Stock Incentive Plan.

Item 13.    Certain Relationships and Related Transactions.

Relationship with Philips.

Principal Stockholder

        Philips B.V., a subsidiary of Philips N.V., is our principal stockholder, owning an aggregate, as of December 31, 2003, of 976,471,254 shares of common stock (approximately 83% of the total issued and outstanding) and warrants to acquire up to 47,380,000 shares of common stock. See "Item 3. Legal Proceedings" for information on the status of the litigation between Philips B.V. and the Company with respect to the conversion of Philips' preferred stock to common stock.

        Two of the Company's directors, Mr. Groenhuysen and Mr. Weisenhoff, are employed by Philips N.V. Mr. de Lange, another one of our directors, was employed by Philips N.V. until June 2002.

Registration Rights Agreement

        We entered into a Registration Rights Agreement with Philips B.V. dated March 29, 2001. Under this agreement, we have granted Philips B.V. certain rights with respect to the registration under the Securities Act of shares of our common stock owned by Philips. Philips B.V. may now require that we register, at our expense, some or all of its shares at any time, since it is after October 1, 2002, as provided in the agreement. Philips B.V. is entitled to make up to five demands for registration. We are not required to effect any requested registration, however, until a period of six months has elapsed from the effective date of the most recent previous registration.

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

Guarantee

        The Company obtained an irrevocable standby letter of credit with LaSalle Bank N.A. in conjunction with one of its facility leases. The original face amount of $2,000,000 declines annually over the next seven years until November 30, 2007, which is the end of the facility lease. Philips N.V. issued an unconditional and irrevocable guarantee to the bank as the primary obligor, in accordance with the Company's obligations regarding this facility lease. The Company issued a counter guarantee in which it agreed to pay a fee of 1.5% per annum of the original $2,000,000 face value amount of the stand-by letter of credit as reduced from time to time in accordance with its terms. In 2003, the Company paid $60,000 related to the counter guarantee.

Deposit Agreement

        The Company entered into a deposit agreement dated May 21, 2002 with Philips N.V., which was subsequently assigned to our domestic operating subsidiary. Pursuant to the terms of the deposit agreement, we rolled over $42,000,000 of previously deposited funds on December 26, 2003 and deposited an additional $16,990,000 on December 31, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash. These deposits with Philips N.V. bear interest at a rate of United States ("U.S.") LIBOR minus 1/4%. Deposits of $6,990,000 matured on January 2, 2004, at which time all amounts were paid to us. Deposits of $42,000,000 and $10,000,000 had a maturity dates of January 2, 2004, and January 9, 2004, respectively, at which time all amounts were rolled over at our option.

        The Company's European operating subsidiary entered into a deposit agreement dated September 26, 2003, with Philips N.V. Pursuant to the terms of the deposit agreement, we deposited $6,435,000 on December 31, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash. These deposits with Philips N.V. bear interest at a rate of U.S. LIBOR minus 1/4% for a U.S. Dollar deposit and EURIBOR/EONIA minus 1/4% for Euro deposits. Deposits of $4,042,000 and $2,275,000 had maturity dates of January 5, 2004, and January 12, 2004, respectively and were repaid to us at maturity.

        During 2002 and 2003, the Company received $53,000 and $268,000, respectively, in interest income related to the deposit agreements.

Swap Agreement

        On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the "Swap") with Philips N.V. (the parent company of the Company's majority stockholder) to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance is payable by one of the Company's European subsidiaries to the Company and one of its U.S. subsidiaries, and is due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in the Company's European business, cash flows are anticipated to be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, the loan is no longer designated as permanent in nature.

        Under the terms of the Swap, the Company's European subsidiary will make payments to Philips N.V. in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap will be utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136,000 at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of December 31, 2003, the outstanding intercompany obligation (net of payments) was $159,199,000.

        The intercompany loan bears interest at one-month U.S. LIBOR. The Swap also provides that the European subsidiary of the Company will pay interest due in euros on a monthly basis to Philips N.V. in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

Other Transactions

        The Company entered into transactions with affiliates of Philips N.V., under which the Company received software, software related consulting services, tax consulting services, fleet services, insurance services, purchasing services and certain proprietary rights. Total fees incurred for these services of $1,697,000, $1,791,000, and $1,026,000 are included in operating costs and expenses for the years ended December 31, 2001, 2002, and 2003, respectively.

Other Related Party Transactions.

        We have a consulting agreement with T. Russell Shields, one of our directors, whereby the Company agreed to pay Mr. Shields $3,000 per month for general support services plus an additional $300 per hour for any additional consulting services as requested by the Company and accepted by Mr. Shields. For the year ended December 31, 2003, the Company paid Mr. Shields $32,000 for such additional consulting services. The agreement expires April 15, 2004. In addition, we purchase consulting services and support from Shields Enterprises, Inc. ("SEI Information Technology"), which is owned by Mr. Shields. For the year ended December 31, 2003, the Company paid SEI Information Technology $40,000 for consulting services and support.

Item 14.    Principal Accountant Fees and Services.

Audit Fees.

        The aggregate fees billed for the years ended December 31, 2002 and December 31, 2003 for professional services rendered by KPMG LLP, the Company's principal accountant, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q or services that are normally provided by the Company's principal accountant in connection with statutory and regulatory filings or engagements for such fiscal years equaled $242,000 and $376,000, respectively.

Audit-Related Fees.

        The aggregate fees billed for the years ended December 31, 2002 and December 31, 2003, for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above equaled $30,000 and $0, respectively, and consisted of reviews of filings with the Securities and Exchange Commission not included in "Audit Fees" and consultation related to the application of generally accepted accounting principles.

Tax Fees.

        The aggregate fees billed for the years ended December 31, 2002 and December 31, 2003 for professional services rendered by KPMG LLP for tax compliance, tax advice, and tax planning equaled $152,000 and $127,000, respectively, and consisted of assistance in the preparation of tax returns, and general tax research and planning.

All Other Fees.

        The aggregate fees billed for the years ended December 31, 2002 and December 31, 2003 for products and services provided by KPMG LLP other than the services reported above in this "Item 14"

equaled $35,000 and $16,000, respectively, and consisted of consultation on contracting and human resources issues and accounting research tools.

Pre-Approval Policy

        The Company's Audit Committee Charter provides that the Audit Committee shall pre-approve all auditing services and non-audit services, other than de minimus non-audit services which are not required by law to be approved by the Audit Committee, provided to the Company by the Company's independent auditors. All of the services set forth above under "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" were approved in advance by the Audit Committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	See Item 8.
(a)(2)	See Item 8.
(a)(3)	Exhibits. See Exhibit Index immediately following the Signature Page.
(b)	Reports on Form 8-K
None.
(c)	Exhibits. See Exhibit Index immediately following Certifications.
(d)	Additional financial statement schedules.
None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004

NAVTEQ CORPORATION
By:	/s/ JUDSON C. GREEN Judson C. Green President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date

/s/ JUDSON C. GREEN Judson C. Green President, Chief Executive Officer and a Director (Principal Executive Officer)	March 15, 2004
/s/ DAVID B. MULLEN David B. Mullen Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004
/s/ NEIL SMITH Neil Smith Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2004
* Richard J.A. de Lange Director	March 15, 2004
* T. Russell Shields Director	March 15, 2004

* Scott M. Weisenhoff Director	March 15, 2004
* Wilhelmus C.M. Groenhuysen Director	March 15, 2004
* Dirk-Jan van Ommeren Director	March 15, 2004
*By:	/s/ JUDSON C. GREEN Judson C. Green, as Attorney-in-Fact	March 15, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation.
3.3	Certificate of Designation of Series A Cumulative Preferred Stock.(1)
3.4	Certificate of Designation of Series B Cumulative Preferred Stock.(1)
3.5	Restated Bylaws.(2)
4.1	Specimen Common Stock Certificate.(3)
4.2	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and Judson C. Green.(*)(8)
4.3(a)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod.(*)(8)
4.3(b)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod.(*)(8)
4.4	Registration Rights Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V.(1)
4.5	Warrant Agreement dated as of April 1, 1997 between Navigation Technologies and Philips Media Services B.V.(1)
10.1	Stock Purchase Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V.(1)
10.2(i)	Employment Agreement dated as of April 17, 2000 between Navigation Technologies and Judson C. Green.(*)(1)
10.2(ii)	First Amendment to Employment Agreement dated as of August 15, 2001 between Navigation Technologies and Judson C. Green.(*)(1)
10.2(iii)	Letter Agreement between Navigation Technologies and Judson C. Green dated June 16, 2000.(*)(8)
10.3	Employment Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(*)(1)
10.4	Letter Agreement dated February 3, 1998 from Navigation Technologies agreed to and accepted by M. Salahuddin Khan.(*)(1)
10.5	Letter Agreement dated February 13, 1997 from Navigation Technologies agreed to and accepted by Denis M. Cohen.(*)(1)
10.6(i)	Form (I) of Indemnification Agreement.(1)
10.6(ii)	Form (II) of Indemnification Agreement.(1)
10.7(i)	BMW Group International Terms and Conditions for the Purchase of Production Materials and Automotive Components dated September 24, 2001.(5)
10.7(ii)	Purchasing Terms and Conditions between BMW North America, Inc. and Navigation Technologies.(4)(6)

10.7(iii)	Agreement between BMW (South Africa) (Proprietary) Limited and Navigation Technologies B.V. commencing June 1, 1999 (the "South Africa Agreement").(4)(6)
10.7(iv)	Amendment to South Africa Agreement.(4)(5)
10.7(v)	Warranty Agreement dated August 8, 1998 between Bayerische Motoren Werke and Navigation Technologies BV (the "Warranty Agreement").(4)(5)
10.7(vi)	Letter regarding Warranty Agreement dated May 22, 2002 from Bayerische Motoren Werke to Navigation Technologies BV.(5)
10.8(i)	Data License Agreement dated December 1, 1999 between Harman International Industries, Incorporated ("Harman") and Navigation Technologies.(4)(6)
10.8(ii)	Territory License No. 6 dated September 28, 2001 between Harman and Navigation Technologies ("License No. 6").(4)(5)
10.8(iii)	Distribution Services Addendum to License No. 6 dated January 1, 2002 between Harman and Navigation Technologies.(4)(5)
10.8(iv)	Territory License No. 7 dated April 1, 2001 between Harman and Navigation Technologies ("License No. 7").(4)(6)
10.8(v)	Amendment to License No. 7 dated February 20, 2002 between Harman and Navigation Technologies.(4)(5)
10.8(vi)	Territory License No. 8 dated August 1, 2002 between Harman and Navigation Technologies.(4)
10.9	Second Amended and Restated Promissory Note dated June 27, 2003, by Navigation Technologies Corporation in favor of ABN AMRO Bank N.V.(10)
10.10	Guarantee Letter Agreement dated June 27, 2003, by Navigation Technologies Corporation in favor of Koninklijke Philips Electronics N.V.(10)
10.11	Deposit Agreement dated May 21, 2002 between Navigation Technologies Corporation and Koninklijke Philips Electronics N.V.(7)
10.12	Employment Agreement dated as of December 1, 2002 between Navigation Technologies Corporation and David B. Mullen.(*)(8)
10.13
Consulting Agreement dated October 15, 2000 by and between Navigation Technologies and T. Russell Shields, as amended by the First Amendment to Shields Consulting Agreement effective September 15, 2001; the Second Amendment to Shields Consulting Agreement effective October 15, 2002 and the Third Amendment to Shields Consulting Agreement effective October 15, 2002.(*)(8)
10.14	Fourth Amendment dated April 15, 2003, to the Consulting Agreement between Navigation Technologies Corporation and T. Russell Shields. (9)
10.15	Indemnity Agreement dated October 31, 1997 by and among the Company, Shields Enterprises, Inc., SEI Information Technology, Inc., T. Russell Shields and LaSalle National Bank. (8)
10.16	$15,000,000 364 Day Revolving Credit Agreement dated as of November 10, 2003, by and between Navigation Technologies North America, LLC and JPMorgan Chase Bank.

10.17	Guaranty made by Navigation Technologies Corporation dated as of November 10, 2003 in favor of JPMorgan Chase Bank.
10.18	Assignment and Amendment to Deposit Agreement by and among Navigation Technologies Corporation, Navigation Technologies North America, LLC and Koninklijke Philips Electronics N.V. (10)
10.19	Deal Request by Navigation Technologies to Koninklijke Philips Electronics N.V. dated April 22, 2003 (10)
10.20	Letter Agreement regarding Cross Currency Swap between Navigation Technologies B.V. and Koninklijke Philips Electronics N.V. dated May 23, 2003 (10)
10.21	Deposit Agreement by and among Navigation Technologies B.V., and Koninklijke Philips Electronics N.V. (11)
14	Code of Ethics and Business Conduct
21	Subsidiaries of NAVTEQ.
23	Consent of KPMG LLP
24	Power of Attorney by the Directors and Certain Officers.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.1	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)
Indicates management employment contracts or compensatory plans or arrangements.

(1)
Filed with NAVTEQ's Registration Statement on Form 10, Registration No. 000-21323 and incorporated herein by reference.

(2)
Filed with NAVTEQ's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(3)
Filed with NAVTEQ's Registration Statement on Form S-8, Registration No. 333-767000 and incorporated herein by reference.

(4)
Portions omitted pursuant to a request for confidential treatment.

(5)
Filed with NAVTEQ's Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(6)
Filed with NAVTEQ's Amendment No. 3 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(7)
Filed with NAVTEQ's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)
Filed with NAVTEQ's Annual Report on Form 10-K for the year ended December 31, 2002.

(9)
Filed with NAVTEQ's Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(10)
Filed with NAVTEQ's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

(11)
Filed with NAVTEQ's Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

NAVTEQ CORPORATION
AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors
NAVTEQ Corporation:

        We have audited the accompanying consolidated balance sheets of NAVTEQ Corporation and subsidiaries (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAVTEQ Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on January 1, 2003.

                      /s/ KPMG LLP

Chicago, Illinois
March 4, 2004
except as to Note 7, which is as of March 8, 2004

NAVTEQ CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2002	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$9,427	1,982
Notes receivable from affiliate	10,000	65,307
Accounts receivable, net of allowance for doubtful accounts of $2,784 and $3,878 in 2002 and 2003, respectively	30,261	45,032
Deferred income taxes	—	36,614
Prepaid expenses and other current assets	3,342	5,999

Total current assets	53,030	154,934
Property and equipment, net	7,848	11,918
Capitalized software development costs, net	18,951	22,605
Long-term deferred income taxes	—	134,328
Deposits and other assets	498	1,400

Total assets	$80,327	325,185

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,392	15,539
Accrued payroll and related liabilities	16,138	20,344
Other accrued expenses	13,438	16,410
Deferred revenue	26,695	24,988

Total current liabilities	61,663	77,281
Fair value of derivative	—	23,799
Long-term deferred revenue	5,213	3,582
Other long-term liabilities	2,214	2,612

Total liabilities	69,090	107,274
Stockholders' equity:
Common stock, $0.001 par value; 1,800,000 shares authorized; 1,175,587 and 1,178,140 shares issued and outstanding in 2002 and 2003, respectively	1,176	1,178
Additional paid-in capital	764,275	767,709
Note receivable for common stock	(219)	(219)
Deferred compensation expense	—	(2,332)
Accumulated other comprehensive income (loss)	3,600	(26,645)
Accumulated deficit	(757,595)	(521,780)

Total stockholders' equity	11,237	217,911

Total liabilities and stockholders' equity	$80,327	325,185

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2001	2002	2003
Net revenue	$110,431	165,849	272,623
Operating costs and expenses:
Database licensing and production costs	82,343	92,499	125,841
Selling, general, and administrative expenses	56,979	63,422	83,024

Total operating costs and expenses	139,322	155,921	208,865

Operating income (loss)	(28,891)	9,928	63,758
Other income (expense):
Interest income	542	172	414
Interest expense	(17,925)	(840)	(34)
Debt extinguishment costs	(69,568)	—	—
Foreign currency gain (loss)	(130)	134	6,174
Other expense	(537)	(134)	(11)

Income (loss) before income taxes	(116,509)	9,260	70,301
Income tax benefit (expense)	—	(1,105)	165,514

Net income (loss)	(116,509)	8,155	235,815
Cumulative preferred stock dividends	(91,417)	(110,464)	—

Net income (loss) applicable to common stockholders	$(207,926)	(102,309)	235,815

Earnings (loss) per share of common stock:
Basic	$(0. 52)	(0.17)	0.20

Diluted	$(0. 52)	(0.17)	0.19

Weighted average shares of common stock outstanding:
Basic	398,178	594,242	1,176,865

Diluted	398,178	594,242	1,226,303

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
(In thousands)

	Series A cumulative convertible preferred stock		Series B cumulative convertible preferred stock
					Common stock			Note receivable for common stock		Accumulated other comprehensive income
							Additional paid-in capital		Deferred compensation expense		Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2000	—	$—	—	$—	398,012	$398	299,257	(219)	—	3,897	(649,241)	(345,908)
Exchange of notes payable for series B convertible preferred stock, net of transaction costs	—	—	42,600	425,527	—	—	—	—	—	—	—	425,527
Exchange of notes payable for series A convertible preferred stock, net of transaction costs	1,696	16,954	—	—	—	—	—	—	—	—	—	16,954
Issuance of convertible preferred stock, net of transaction costs	2,310	23,073	—	—	—	—	—	—	—	—	—	23,073
Exercise of stock options	—	—	—	—	281	—	165	—	—	—	—	165
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	269	—	269
Net loss	—	—	—	—	—	—	—	—	—	—	(116,509)	(116,509)

Total comprehensive loss												(116,240)

Balances as of December 31, 2001	4,006	40,027	42,600	425,527	398,293	398	299,422	(219)	—	4,166	(765,750)	3,571
Exercise of stock options	—	—	—	—	619	1	76	—	—	—	—	77
Conversion of preferred stock	(4,006)	(40,027)	(42,600)	(425,527)	776,675	777	464,777	—	—	—	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(566)	—	(566)
Net income	—	—	—	—	—	—	—	—	—	—	8,155	8,155

Total comprehensive income												7,589

Balances as of December 31, 2002	—	—	—	—	1,175,587	1,176	764,275	(219)	—	3,600	(757,595)	11,237
Exercise of stock options	—	—	—	—	2,553	2	286	—	—	—	—	288
Grant of stock options at exercise prices below fair market value	—	—	—	—	—	—	3,148	—	(3,148)	—	——
Stock compensation expense	—	—	—	—	—	—	—	—	816	—	—	816
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(30,245)	—	(30,245)
Net income	—	—	—	—	—	—	—	—	—	—	235,815	235,815

Total comprehensive income												205,570

Balances as of December 31, 2003	—	$—	—	$—	1,178,140	$1,178	767,709	(219)	(2,332)	(26,645)	(521,780)	217,911

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(116,509)	8,155	235,815
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	—	—	(170,953)
Debt extinguishment costs	69,568	—	—
Depreciation and amortization	5,941	5,972	5,718
Amortization of software development costs	2,600	4,591	6,312
Foreign currency (gain) loss	130	(134)	(6,174)
Impairment of capitalized software development costs	—	2,114	—
Deferred interest expense on refundable license payments	972	823	—
Noncash interest expense on notes payable	17,053	—	—
Provision for bad debts	913	1,795	1,584
Stock compensation expense	—	—	816
Noncash other	(11)	33	36
Changes in operating assets and liabilities:
Accounts receivable	(1,240)	(9,634)	(12,061)
Prepaid expenses and other current assets	686	(165)	(2,499)
Deposits and other assets	10	(87)	(722)
Accounts payable	(3,182)	136	9,876
Accrued payroll and related liabilities	1,471	1,813	3,231
Other accrued expenses	686	4,196	873
Deferred revenue	9,333	2,212	(6,040)
Other long-term obligations	78	414	136

Net cash provided by (used in) operating activities	(11,501)	22,234	65,948
Cash flows from investing activities:
Acquisition of property and equipment	(5,119)	(2,156)	(9,269)
Capitalized software development costs	(10,773)	(10,027)	(9,966)
Notes receivable from affiliate, net	(5,000)	(5,000)	(55,307)

Net cash used in investing activities	(20,892)	(17,183)	(74,542)
Cash flows from financing activities:
Issuance of common stock	165	77	288
Issuance of Series A cumulative convertible preferred stock, net of issuance costs	23,073	—	—
Series B cumulative convertible preferred stock issuance costs	(473)	—	—
Repayment of refundable licensing advances	(6,770)	(4,000)	—
Loans from affiliate	16,600	—	—

Net cash provided by (used in) financing activities	32,595	(3,923)	288
Effect of exchange rate changes on cash	(212)	793	861

Net increase (decrease) in cash and cash equivalents	(10)	1,921	(7,445)
Cash and cash equivalents at beginning of year	7,516	7,506	9,427

Cash and cash equivalents at end of year	$7,506	9,427	1,982

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,506	—	18
Cash paid during the year for income taxes	$807	555	3,290
Supplemental disclosures of noncash financing activities:
Exchange of notes payable to affiliate, including accrued interest thereon, for Series A cumulative convertible preferred stock	$16,954	—	—
Exchange of notes payable to affiliate, including accrued interest thereon, for Series B cumulative convertible preferred stock	$426,000	—	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

(1)—Description of the Business and Summary of Significant Accounting Policies

  (a)    The Business

        NAVTEQ Corporation ("the Company"), formerly known as Navigation Technologies Corporation, is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal digital assistants and cell phones; server-based systems, including internet and wireless services; and paper media.

        The Company is engaged primarily in the creation, updating, enhancing, licensing and distribution of its database for North America and Europe. The Company's database is a digital representation of road transportation networks constructed to provide a high level of accuracy and the useful level of detail necessary to support route guidance products and similar applications. The Company's database is licensed to leading automotive electronics manufacturers, automotive manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers. The Company is currently realizing revenue primarily from license fees charged to customers who have developed or are developing applications that incorporate the Company's database.

  (b)    Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (c)    Use of Estimates

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

  (d)    Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  (e)    Accounts Receivable

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

  (f)    Fair Value of Financial Instruments

        The carrying values of cash equivalents, notes receivable from affiliate, receivables, payables, accrued expenses, and refundable deferred licensing advances approximate their fair values due to the short maturity of these instruments.

  (g)    Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Computers and equipment and purchased software are amortized over three years. Furniture and fixtures are amortized over five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease terms.

  (h)    Derivatives

        The Company uses a derivative financial instrument to manage foreign currency exchange rate risk. The Company did not designate the derivative as a hedge as defined by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Therefore, the changes in fair market value of the derivative are recognized in the consolidated statement of operations.

  (i)    Revenue Recognition

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

  (j)    Database Licensing and Production Costs

        Database licensing and production costs include the costs of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs of $54,613, $57,206, and $69,609 in 2001, 2002, and 2003, respectively, include the direct costs of database creation and validation, costs to obtain information used to construct the database and ongoing costs for updating and enhancing the database content. Database creation and updating costs are expensed as incurred, except costs of internal-use software, which are capitalized in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), and are then amortized on a straight-line basis over their estimated useful life, generally four to five years.

        Database licensing and distribution costs of $15,967, $21,243, and $40,560 in 2001, 2002, and 2003, respectively, include direct costs related to reproduction of the database for licensing, professional services, and per copy sales (including shipping and handling costs of $2,494, $2,881, and $4,772 in 2001, 2002, and 2003, respectively). Database licensing and distribution costs are expensed as incurred.

        Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company's core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company's map database by customers. Costs of internal-use software are accounted for in accordance with SOP 98-1. Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally four to five years. The Company capitalized $10,773, $10,027, and $9,966 of internal-use software development costs during 2001, 2002, and 2003, including $118 in capitalized interest during 2001. Included in database creation and updating costs is the amortization of internal-use software costs of $2,600, $4,591, and $6,312 for the years ended December 31, 2001, 2002, and 2003, respectively. Software development and maintenance costs of $11,763, $14,050, and $15,672 in 2001, 2002 and 2003, respectively, did not qualify for capitalization and were expensed as incurred.

        The Company performs strategic reviews of its software development initiatives, including a comprehensive assessment of its internal-use software development projects to ensure that projects with capitalized costs are expected to provide substantive future service potential. Based on this review, during the third quarter of 2002, management determined that certain capitalized software development costs were impaired, and it was necessary to write-down the balance by $2,114. This write-down is recorded within database licensing and production costs in the accompanying 2002 consolidated statement of operations. Management believes that the remaining capitalized software development costs after this write-down are recoverable. In reaching this conclusion, management considered the progress of each of the Company's internal-use software development projects to date, expected completion timelines, and budgeted future expenditures for each of the projects.

  (k)    Income Taxes

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

  (l)    Foreign Currency Translation

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

  (m)    Impairment of Long-lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-lived Assets", which provides a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

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

  (n)    Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the estimated fair value price of the underlying stock exceeds the exercise price. Prior to 2003, under the Company's stock option plan, options were granted at exercise prices that were equal to the fair value of the underlying common stock on the date of grant.

Therefore, no stock-based compensation expense was recorded in the consolidated statements of operations. During 2003, the Company granted options at exercise prices below the fair value of the underlying common stock on the date of grant. Accordingly, the Company recorded compensation expense of $816.

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

	2001	2002	2003
Net income (loss), as reported	$(116,509)	8,155	235,815
Add: Stock-based employee compensation expense included in reported net income	—	—	816
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,329)	(4,268)	(3,149)

Pro forma net income (loss)	(125,838)	3,887	233,482
Deduct: Cumulative preferred stock dividends	(91,417)	(110,464)	—

Pro forma net income (loss) applicable to common stockholders	$(217,255)	(106,577)	233,482

Earnings (loss) per share of common stock:
Basic—as reported	$(0.52)	(0.17)	0.20

Diluted—as reported	$(0.52)	(0.17)	0.19

Basic—pro forma	$(0.55)	(0.18)	0.20

Diluted—pro forma	$(0.55)	(0.18)	0.19

        The per share weighted-average fair value of stock options granted during 2001, 2002, and 2003 was $0.61, $0.07 and $0.49, respectively, for options granted with an exercise price that equals its fair value on the date of grant. The per share weighted-average fair value of stock options granted in 2003 for options granted with an exercise price less than its fair value on the date of grant was $0.58. The fair value of all options was computed as of the date of grant using the Black-Scholes method with the following weighted-average assumptions: 2001—no dividends, 75% volatility, risk-free interest rate of 4.86%, and expected life of 5.5 years; 2002—no dividends, 75% volatility, risk-free interest rate of 2.94%, and expected life of 5.6 years; 2003—no dividends, 67% volatility, risk-free interest rate of 3.19%, and expected life of 4.9 years.

  (o)    Comprehensive Income (Loss)

        Accumulated other comprehensive income is related to the Company's foreign currency translation adjustments. No income taxes have been allocated to accumulated other comprehensive income (loss) due to the fact that the Company's investments in its foreign subsidiaries have been deemed to be essentially permanent in duration.

  (p)    Income (Loss) Per Share

        Basic and diluted earnings (loss) per share is computed based on the net income (loss) after deducting cumulative preferred stock dividends, divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, "Earnings Per Share."

        The following table sets forth the computation of earnings (loss) per share for the years ended December 31,:

	2001	2002	2003
Numerator:
Net income (loss)	$(116,509)	8,155	235,815
Less: cumulative preferred stock dividends	(91,417)	(110,464)	—

Net income (loss) applicable to common stockholders	$(207,926)	(102,309)	235,815

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares outstanding	398,178	594,242	1,176,865
Effect of dilutive securities:
Employee stock options	—	—	6,685
Warrants	—	—	42,753
Denominator for diluted earnings per share—weighted-average shares outstanding and assumed conversions	398,178	594,242	1,226,303

Earnings (loss) per share:
Basic	$(0.52)	(0.17)	0.20

Diluted	$(0.52)	(0.17)	0.19

        Options to purchase 16,469, 108,957, and 15,025 shares of common stock were outstanding at December 31, 2001, 2002, and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Warrants to purchase 47,380 shares of common stock were outstanding at December 31, 2001 and 2002, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. There were 4,006 shares of Series A cumulative convertible preferred stock and 42,600 shares of Series B cumulative convertible preferred stock outstanding as of December 31, 2001. These shares of Series A and Series B cumulative convertible preferred stock were converted into common stock as of October 1,

2002. The shares of preferred stock were not included in the computation of diluted earnings per share during 2001 and 2002 because the effect would be antidilutive (See Note 7).

  (q)    Reclassifications

        Certain 2001 and 2002 amounts in the consolidated financial statements have been reclassified to conform to the 2003 presentation.

(2)—Recent Accounting Pronouncements

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003 and, as a result, the extraordinary loss on early extinguishment of debt that was incurred during 2001 has been reclassified as a component of other income (expense) in the Company's consolidated statements of operations.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002, and did not affect the disclosures in these consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The required disclosures are included in the notes to these consolidated financial statements.

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not believe that adoption will have a material effect on the consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. Adoption did not affect the financial condition or results of operations of the Company.

        FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

        In May 2003, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue 01-08, "Determining Whether an Arrangement Contains a Lease." Issue 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, "Accounting for Leases." The guidance in Issue 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. The Company has adopted Issue 01-08. The adoption did not have a material effect on the Company's consolidated financial position and results of operations.

        In May 2003, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how to recognize revenue for arrangements that have multiple deliverables. The guidance in 00-21 was effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted the consensus reached in Issue 00-21. Adoption did not affect the Company's financial condition or results of operations.

        In November 2003, the EITF reached a consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Issue 03-1 requires certain disclosures related to debt and marketable equity securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company has adopted the consensus reached in Issue 03-1. Adoption did not affect the Company's financial condition, results of operations or related disclosures.

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." SAB 104 updates the guidance in SAB 101, "Revenue Recognition", integrates the related set of Frequently Asked Questions, and recognizes the role of EITF Issue 00-21 in revenue recognition. The Company has adopted the guidance in SAB 104. Adoption did not affect the Company's financial condition or results of operations.

        In December 2003, the FASB re-issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS No. 132 requires additional disclosures to those required in the original SFAS No. 132 related to defined benefit plans. The Company has adopted the guidance in SFAS No. 132. Adoption did not affect the Company's financial condition, results of operations or related disclosures.

(3)—Property and Equipment

        The components of the Company's property and equipment as of December 31, 2002 and 2003 are as follows:

	2002	2003
Computers and equipment	$26,805	17,990
Furniture and fixtures	2,642	1,680
Purchased software	9,177	8,764
Leasehold improvements	2,243	3,756

	40,867	32,190
Less accumulated depreciation and amortization	(33,019)	(20,272)

	$7,848	11,918

        During 2003, the Company reviewed the fixed asset ledgers and removed assets that were no longer in use.

(4)—Long-term Deferred Revenue

Refundable Deferred Licensing Advances

        In 1991, the Company entered into a database license agreement with an unaffiliated company (the "1991 Agreement") that required fixed prepaid license fees for use of the Company's database in route guidance products and other applications. Under the 1991 Agreement, the Company received $3,000 in cash through 1994, in exchange for aggregate future credits of $6,500, which could be utilized by such company as credits against 50% of future license obligations subject to a maximum of $2,000 in any one year. Any portion of this $6,500 in credits that was unused as of December 31, 2000 was refundable in cash by the Company. Due to the repayment contingencies discussed above, the amounts received were initially recorded as refundable deferred licensing advances. The total amount initially recorded of $3,000 was accreted to the maximum amount repayable as of December 31, 2000, at rates ranging from 9% to 14% using the effective interest rate method. The interest rate on remaining unpaid balances under the 1991 Agreement increased to 15% after December 31, 2000.

        On September 27, 2002, the Company amended the 1991 Agreement (the "2002 Amendment"). Immediately prior to the 2002 Amendment, approximately $7,800 was owed by the Company under the 1991 Agreement. Pursuant to the provisions of the 2002 Amendment, the Company was required to (i) repay $4,000 of the outstanding balance in cash, and (ii) provide aggregate future credits of $6,000, which must be used by the unaffiliated company by December 31, 2007. The Company made cash payments of $4,000 in 2002. The $6,000 of license fee credits can be applied toward payment of up to 75% of license fees owed to the Company, including minimum annual license fees. Any portion of the unused license fee credits as of December 31, 2007 will be forfeited by the unaffiliated company. Upon execution of the 2002 Amendment, the Company re-classified the remaining $3,800 balance of refundable deferred licensing advances to long-term deferred revenue. The $3,800 of long-term deferred revenue recorded upon execution of the 2002 Amendment will be recognized as revenue in future periods in proportion to the unaffiliated company's usage of the $6,000 of license fee credits. Non-cash revenue of $48 and $158 was recognized during the years ended December 31, 2002 and 2003, respectively, and the unused license fee credits available are $5,674 as of December 31, 2003.

Other Long-term Deferred Revenue

        In 2001, the Company entered into a four-year license agreement to provide map database information to an unaffiliated customer for use in that customer's products. Under the license agreement, the customer is required to purchase a minimum dollar value of licenses during each twelve-month period from July 1, 2001 through June 30, 2005. The Company recognizes the minimum licensing fees ratably over the related period. In the event that actual license fees for a given period exceed the minimum license fees applicable to that period, additional license fees are recognized when the customer reports that the Company has earned such additional fees. Pursuant to the terms of the license agreement, the Company received an $8,000 up-front payment from the customer in July 2001, which is being applied against the minimum licensing fees as they become due. As of December 31, 2002, $2,500 was classified as current deferred revenue and $1,500 was classified as long-term deferred revenue in the consolidated balance sheets under this arrangement. During 2003, the remaining balance of $4,000 was recognized in income.

(5)—Line of Credit

        On November 10, 2003, the Company obtained, through its North American operating subsidiary, a bank revolving line of credit that is scheduled to mature on November 8, 2004. Pursuant to the terms of the line of credit, the Company may borrow up to $15,000 at an interest rate of either U.S. LIBOR plus 1% or the greater of the prime rate or the Federal funds rate plus 1/2 of 1%. The Company is required to pay to the bank a quarterly facility fee of 37.5 basis points per annum on the average daily unused commitment. As of December 31, 2003, there were no borrowings on the line of credit.

(6)—Income Taxes

        The domestic and foreign components of pre-tax income (loss) for the years ended December 31, 2001, 2002, and 2003 are as follows:

	2001	2002	2003
Domestic	$(104,274)	(14,055)	9,915
Foreign	(12,235)	23,315	60,386

Income (loss) before income taxes	$(116,509)	9,260	70,301

        Total income tax expense (benefit) differed from the amount computed by applying the Federal statutory tax rate of 34% to the income (loss) before income taxes for the years ended December 31, 2001, 2002, and 2003 due to the following:

	2001	2002	2003
Tax expense (benefit) at Federal statutory rate	$(39,613)	3,148	23,903
State tax expense (benefit), net of Federal tax effect	(4,614)	(527)	331
Foreign withholding tax, net of Federal tax effect	—	—	1,288
Impact of foreign rates and other permanent items	2,667	1,220	(7,573)
Increase (decrease) in valuation allowance	41,560	(2,736)	(183,463)

Income tax expense (benefit)	$—	1,105	(165,514)

        The current and deferred components of income tax expense (benefit) for the years ended December 31, 2001, 2002, and 2003 are as follows:

	2001	2002	2003
Current:
Federal	$—	—	—
State	—	—	15
Foreign	—	1,105	3,223

Total current	—	1,105	3,238
Deferred:
Federal	—	—	(73,089)
State	—	—	(8,513)
Foreign	—	—	(87,150)

Total deferred	—	—	(168,752)

Income tax expense (benefit)	$—	1,105	(165,514)

        Deferred tax assets and liabilities as of December 31, 2002 and 2003 are summarized as follows:

	2002	2003
Deferred tax assets:
Current:
Net operating loss carryforwards	$—	34,966
Other deductible temporary differences	—	1,648

Total current deferred tax assets	—	36,614
Non-current:
Research and development credit carryforwards	5,968	6,716
Interest not currently deductible	83,389	81,980
Net operating loss carryforwards	179,133	127,466
Other deductible temporary differences	7,606	7,662

Total non-current deferred tax assets	276,096	223,824

Gross deferred tax assets	276,096	260,438
Less valuation allowance	(268,902)	(85,439)

Net deferred tax assets	7,194	174,999
Non-current deferred tax liabilities:
Capitalized software development costs, net	(7,194)	(3,902)
Other deductible temporary differences	—	(155)

Gross deferred tax liabilities	(7,194)	(4,057)

Deferred income taxes	$—	170,942

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

        Prior to 2003, the Company had provided a valuation allowance for the entire balance of deferred tax assets due to the uncertainty of generating future taxable income that would allow for the realization of such deferred tax assets. During 2003, the Company made the determination that it is more likely than not that it would be able to realize the benefits of the deferred tax assets related to net operating loss carryforwards and other temporary items in Europe and North America. Accordingly, the Company reversed the related valuation allowance resulting in the recognition of a deferred income tax benefit of $168,752.

        As of December 31, 2003, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $201,737 and $78,144, respectively. The difference between the Federal loss carryforward and the state loss carryforward results primarily from a 50% limitation on California loss carryforwards, capitalized research and development costs for California tax purposes, and a five-year limit on California net operating loss carryforwards. The Company has foreign operating loss carryforwards in Europe of approximately $258,956 with no expiration date and in Canada of approximately $1,407 with generally a seven-year carryforward period.

        The Company has interest expense carryforwards for both Federal and state income tax purposes of approximately $215,963. The Company also has available tax credit carryforwards of approximately $4,616 and $2,100 for Federal and state tax purposes, respectively. There is no expiration date for state tax credit carryforwards and interest expense carryforwards.

        If not utilized, Federal and state net operating loss carryforwards expire through 2022 and Federal tax credit carryforwards expire through 2023, as follows:

Year of expiration	Federal net operating loss carryforwards	State net operating loss carryforwards	Federal tax credit carryforward
2004	$—	1,472	89
2005	—	2,907	83
2006	—	601	75
2007	—	713	152
2008	15,492	346	114
Thereafter	186,245	72,105	4,103

	$201,737	78,144	4,616

(7)—Stockholders' Equity (Deficit)

        In November 2001, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to 1,800,000 and to increase the number of authorized shares of preferred stock to 70,000.

Preferred Stock Conversion and Related Litigation with Philips

        In March 2001, the Company entered into a stock purchase agreement pursuant to which the Company's outstanding debt to Philips B.V. was converted to Series B cumulative convertible preferred stock and shares of Series A cumulative convertible preferred stock were sold by the Company to Philips B.V. for cash (see Note 9). The stock purchase agreement stated that holders of the Series A and Series B cumulative convertible preferred stock were entitled to receive, when, as and if declared by the Board of Directors, monthly dividends payable in-kind through the issuance of additional Series A and Series B shares at a rate of 2.21045% and 2.01178%, respectively, per month of the liquidation preference of such shares. Shares issued as Series A and Series B dividends were valued at the liquidation preference per share on the respective dividend payment dates. Dividends on Series A and Series B cumulative convertible preferred stock were cumulative. No interest was payable on dividends in arrears. No dividends could be declared and/or paid to the holders of common stock unless all cumulative dividends had been paid in full to the holders of the Series A and Series B cumulative convertible preferred stock.

        The respective Certificates of Designation governing the Series A and Series B cumulative preferred stock provided that each share of Series A and Series B preferred stock would convert automatically at the earlier of (i) the closing of an initial public offering, (ii) the closing of a change in control, or (iii) October 1, 2002, into the number of shares of common stock determined by dividing the liquidation preference, including accrued dividends, by the conversion price. The conversion price set forth in the respective Certificates of Designation was the initial public offering price in the event of an initial public offering, the change in control price in the event of a change in control, or the current market price (as defined in the respective Certificates of Designation) on October 1, 2002. As of October 1, 2002, the Company had not completed an initial public offering nor had a change in control taken place.

        On September 20, 2002, Philips Consumer Electronics Services B.V. ("Philips B.V.") filed a complaint (the "Initial Complaint") against the Company in the Court of Chancery of the State of Delaware (the "Litigation"), which was subsequently dismissed on March 8, 2004, as described below. The Initial Complaint alleged that the Company did not intend to comply with its obligations under the Certificates of Designation for the Company's Series A and Series B cumulative convertible preferred stock ("Certificates of Designation") to convert such preferred stock into the Company's common stock pursuant to the terms of such Certificates of Designation. The Initial Complaint sought declaratory relief, injunctive relief and specific performance to require the Company to determine the applicable conversion price in accordance with the terms of the respective Certificates of Designation. On September 27, 2002, a Special Committee of the Board of Directors was formed to manage the Company's defense to the Litigation. On December 15, 2002, Messrs. van Ommeren and Shields, as directors of the Company and as members of the Special Committee, determined that Messrs. van Ommeren and Shields were the disinterested members of the Board of Directors for purposes of determining the conversion price (i.e., the Current Market Price of the Company's common stock, as defined in the respective Certificates of Designation) for the Series A and Series B cumulative convertible preferred stock pursuant to the respective Certificates of Designation. On December 19, 2002, Messrs. van Ommeren and Shields then determined that the Current Market Price of the Company's common stock as of October 1, 2002 was $0.86 per share. On December 30, 2002, the Special Committee issued a report to the Board of Directors reporting, among other things, the above determinations. These determinations were made by Messrs. van Ommeren and Shields and did not reflect the views of the full Board of Directors of the Current Market Price.

        All of the Series A and Series B cumulative convertible preferred stock automatically converted pursuant to their terms as of October 1, 2002 into 776,675 shares of common stock based on the determination by Messrs. Shields and van Ommeren that the Current Market Price of the Company's common stock was $0.86 per share as of such date. Upon conversion, the aggregate liquidation preferences of Series A and Series B cumulative convertible preferred stock were $58,242 (including $18,182 of dividends in arrears) and $609,699 (including $183,699 of dividends in arrears).

        On August 1, 2003, Philips B.V. filed a First Amended and Supplemental Complaint (the "Amended Complaint") in the Litigation against the Company and additionally named Messrs. Shields and van Ommeren as defendants. The Amended Complaint alleged breach of contract and breach of covenant of good faith and fair dealing against the Company and breach of fiduciary duty against Messrs. Shields and van Ommeren. More specifically, the Amended Complaint stated that the Company breached its obligations under the Certificates of Designation to make a good faith determination of the Current Market Price of the Company's common stock as of October 1, 2002, including by failing to (1) properly determine the composition of the disinterested directors for purposes of determining the Current Market Price of the Company's common stock as of October 1, 2002, (2) base the determination of Current Market Price upon a timely valuation, and (3) base the determination on a valuation performed by an internationally recognized investment bank. The Amended Complaint further stated that (i) the Company breached an implied covenant of good faith and fair dealing under the Certificates of Designation, (ii) the Company breached its obligations under its March 29, 2001 Stock Purchase Agreement with Philips B.V. by failing to ensure that its certification of incorporation permits issuance of a sufficient number of shares of common stock to satisfy the number of shares to which Philips B.V. is entitled upon the conversion of the Series A and Series B shares, and (iii) Messrs. Shields and van Ommeren willfully breached their fiduciary duties to Philips B.V. The Amended Complaint sought an order appointing an independent appraiser to determine the Current Market Price as of October 1, 2002, specific performance to require the Company to convert the Series A and Series B shares on the terms set forth in the Certificates of Designation, a declaration that Messrs. Shields and van Ommeren breached their fiduciary duties to Philips B.V., injunctive relief to prevent the defendants from continuing to interfere with Philips B.V.'s rights under the Certificates of Designation, and unspecified monetary and exemplary damages and costs of suit.

        On December 22, 2003, the Company received a letter from Philips B.V. acknowledging the Special Committee's determination of the Current Market Price of the Common Stock as of October 1, 2002 of $0.86 per share and requesting the shares of preferred stock representing the accrued dividends. The letter further stated that Philips B.V. would, after receipt of such shares, tender all of its shares of preferred stock to the Company for the common stock issuable upon conversion of the preferred stock. Accordingly, the Company delivered certificates evidencing the shares of preferred stock representing the accrued dividends to Philips B.V. Philips B.V. then tendered the certificates of all of its preferred stock to the Company, and the Company issued the common stock resulting from the conversion and delivered certificates evidencing the same to Philips B.V. Thereafter, the parties filed a Stipulation and Order of Dismissal, and on March 8, 2004, the Court of Chancery granted a dismissal of the Litigation. The Stipulation and Order of Dismissal was with prejudice only with respect to the specific claims actually asserted in the action and only with respect to the specifically named parties.

Deferred Compensation Expense

        During 2003, the Company granted stock options to its employees where the exercise price was less than the fair market value on the date of grant. The grant resulted in an aggregate measurement of compensation cost of $3,148, which will be recognized over the vesting period of the awards. The Company expensed $816 of the total measured compensation cost during 2003. The remaining $2,332 was recorded as deferred compensation expense in stockholders' equity and will be charged to income in future periods based on vesting of the granted options.

Other

        During 2000, the Company loaned a former employee $219 to enable the individual to exercise options for the purchase of 257 shares of newly issued common stock. The loan is represented by a limited recourse promissory note with a November 20, 2004 maturity date. Interest accrues at 6.2% per annum and is payable at maturity. The note is secured by the underlying shares of common stock and the Company's recourse against the individual is limited to the excess of 60% of the aggregate principal due over the amount received by the Company. Upon execution of the limited recourse note, the fair value of the underlying common stock did not exceed the option exercise price.

(8)—Stock Option Plans

        In 1988, the Company adopted a stock option plan (1988 Plan). The total authorized shares under the 1988 Plan are 35,700. Options granted under the 1988 Plan are for periods not to exceed 10 years and may be either incentive stock options as that term is used in Section 422 of the Internal Revenue Code (Incentive Stock Options) or options which do not qualify as Incentive Stock Options (Supplemental Stock Options). All grants under the 1988 Plan must be at prices of not less than 100% of the fair value of the common stock as determined by the Company's Board of Directors at the date of grant in the case of Incentive Stock Options and 85% of fair value in the case of Supplemental Stock Options. Options granted after July 1995 generally vest monthly over 48 months from the employee's date of hire, and options granted prior to July 1995 generally vest at 25% per year beginning with the anniversary of the employee's date of hire. All stock options granted under the 1988 Plan have a 10-year term.

        In April 1996, the Company's Board of Directors approved the 1996 Stock Option Plan (1996 Plan). The 1996 Plan was amended and restated by the Company's Board of Directors in June 1996 and amended in August 2000. The 1996 Plan, as amended, provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries; provided, however, that no employee may be granted an option for more than 20,000 shares in any one fiscal year. The 1996 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1996 Plan prior to August 2000 generally have 10-year terms and vest monthly over 48 months. Stock options granted under the 1996 Plan after the amendment in August 2000 generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the employee's date of hire and the remaining options vest monthly over 48 months.

        In October 1998, the Company's Board of Directors approved the 1998 California Stock Option Plan (1998 Plan). The 1998 Plan was amended in August 2000. The 1998 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 1998 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1998 Plan prior to August 2000 generally have 10-year terms and vest monthly over 48 months. Stock options granted under the 1998 Plan after the August 2000 amendment generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the employee's date of hire and the remaining options vest monthly over 48 months.

        During 2000, the Company's Board of Directors approved three separate Stock Option Agreements to three employees. The agreements provide for grants of stock options to these employees. Stock options granted under the first Stock Option Agreement total 35,000 shares of common stock, which have been reserved for issuance under this agreement. One fourth of the options under this Stock Option Agreement vest on the employee's date of hire. Thereafter, one fourth of the shares subject to this Stock Option Agreement vest on each of the first, second and third anniversaries of the employee's date of hire. Stock options granted under the remaining Stock Option Agreements total 10,500 shares of common stock, which have been reserved for issuance under these agreements. These options vest monthly over 48 months. All options issued under these Stock Option Agreements have 10-year terms and are adjusted pro rata for any stock dividends, stock splits and reverse stock splits. Upon termination of one of these employees, 7,500 shares of common stock reserved for issuance under one of the Stock Option Agreements were cancelled in 2001. The remaining two Stock

Option Agreements were cancelled in October 2001 pursuant to the Company's exchange offer described below, and replacement options were granted to these two employees in May 2002.

        In August 2001, the Company's Board of Directors approved the 2001 Stock Incentive Plan (2001 Plan). The 2001 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 2001 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 2001 Plan generally have 10-year terms and vest as follows: 25% of the options granted vest on the anniversary of the employee's date of hire and the remaining options vest monthly over 36 months. The Company has reserved 153,039 shares of common stock for issuance under the 2001 Plan. All options issued under the 2001 Plan are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

        As of December 31, 2003, there were 86,499 shares available for grant under the 2001 Plan, and there were no shares available for grant under the 1988, 1996 or 1998 Plans. The Company has reserved 103,039 and 50,000 shares of common stock for issuance under the 1996 and 1998 Plans, respectively. All options issued under the 1988, 1996, and 1998 Plans are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

Exchange Offer

        On October 1, 2001, the Company completed an offer to substantially all employees, other than employees resident in Canada, holding stock options having an exercise price of $0.85 or $1.10, that enabled such holders to cancel their options in return for a promise to grant new options to purchase an equal number of shares of common stock no sooner than six months and one day after such cancellation at an exercise price equal to the fair market value of the Company's common stock on the date of grant. No options were granted to the Company's employees within six months prior to the cancellation. Pursuant to the exchange offer, options to purchase 61,210 shares of common stock with an exercise price of $0.85 and options to purchase 23,199 shares of common stock with an exercise price of $1.10 were canceled. The Company granted replacement options to purchase 83,927 shares of common stock to employees on May 15, 2002, with an exercise price equal to $0.10 per share, which was determined to be the fair market value of the Company's common stock on that date. In connection with the determination of fair market value, the Board had the assistance of an independent valuation firm, considered information provided by the Company's principal stockholders, and reviewed such other information as deemed relevant. The Company did not enter into any agreements, formal or otherwise, to compensate its employees for increases in the fair market value of the Company's common stock during the period between cancellation and the grant of the replacement awards.

Stock Option Activity

        Stock option activity during the periods indicated is as follows:

	Number of options	Weighted- average exercise price	Options Exercisable	Weighted- average exercise price
Balance as of December 31, 2000	110,773	$0.92
Granted	1,448	1.10
Exercised	(281)	0.59
Forfeited	(11,062)	0.93
Cancelled pursuant to exchange offer	(84,409)	0.92	43,233	0.84

Balance as of December 31, 2001	16,469	0.85
Granted	96,315	0.10
Exercised	(618)	0.12
Forfeited	(3,209)	0.36

Balance as of December 31, 2002	108,957	0.21	79,862	0.24
Granted (with exercise price equal to fair market value on the date of grant)	1,308	0.86
Granted (with exercise price less than fair market value on the date of grant)	9,990	0.54
Exercised	(2,553)	0.11
Forfeited	(2,502)	0.50

Balance as of December 31, 2003	115,200	0.24	95,915	0.21

        The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options outstanding			Options exercisable
Exercise prices	Number of shares outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares exercisable	Weighted- average exercise price
$0.10	90,149	8.37	$0.10	80,974	$0.10
0.30 - 0.41	5,260	9.93	0.39	1,437	0.38
0.52 - 0.64	1,385	7.78	0.60	320	0.60
0.75	3,688	9.98	0.75	—	—
0.85 - 0.86	13,652	3.73	0.85	12,373	0.85
1.10	1,066	6.90	1.10	811	1.10

	115,200	7.93	$0.24	95,915	$0.21

(9)—Related Party Transactions

  (a) Philips And Affiliates

        As of December 31, 2003, Philips B.V. owned 976,471 shares of the Company's common stock, representing approximately 82.9% of the Company's outstanding common stock.

        As of December 31, 2002 and 2003, Philips B.V. held warrants to purchase 47,380 shares of the Company's common stock. The per share exercise price of the warrants is $0.01. The warrants are exercisable and expire on April 1, 2007, and are subject to adjustment for stock splits or dividends and have certain antidilution provisions for below market issuances.

Loan Agreement

        On May 28, 1997, the Company entered into an amended and restated master loan agreement with Philips effective April 1, 1997. The Company's secured demand notes payable to Philips from April 1, 1997 through December 31, 2000, including accrued but unpaid interest, were converted to secured term loans, bearing interest at 14%. Warrants to purchase shares of common stock were issued to Philips in connection with the Company's secured demand notes. Interest on the secured term loans accrued monthly and was capitalized into principal. Philips' commitment to provide the Company with funding under this agreement terminated on January 1, 2001.

Debt Extinguishment and Issuance of Preferred Stock

        Between January 19, 2001 and March 22, 2001, the Company issued demand promissory notes to Philips B.V. for cash proceeds of $16,600. On March 29, 2001, the Company entered into a stock purchase agreement with Philips B.V. pursuant to which: (i) the $16,954 balance of these promissory notes, including accrued and capitalized interest thereon, was settled in exchange for the issuance of 1,696 shares of Series A cumulative convertible preferred stock and (ii) all $426,000 of outstanding borrowings under the amended and restated master loan agreement dated April 1, 1997, including accrued and capitalized interest thereon, were settled in exchange for the issuance of 42,600 shares of Series B cumulative convertible preferred stock. In conjunction with the closing of the stock purchase agreement, Philips B.V. purchased 710 additional shares of Series A cumulative convertible preferred stock for cash proceeds of $7,100. As a result of this transaction, the master loan agreement and the security interest in the Company's assets thereunder were terminated. The Company incurred a $69,568 loss upon extinguishment of the secured notes payable to Philips B.V., resulting from the unamortized debt discount on the notes as of March 29, 2001. Upon consummation of the stock purchase agreement, Philips B.V. owned approximately 79% of the combined voting power of the outstanding common and preferred stock of the Company, without giving effect to non-voting warrants that entitle Philips B.V. to purchase 47,380 additional shares of common stock. Philips B.V. is entitled to certain registration rights with respect to its shares of stock in the Company.

        The stock purchase agreement stipulated that Philips B.V. would provide up to $50,000 of financing to the Company in exchange for the issuance of Series A cumulative convertible preferred stock up to the earliest date on which a conversion event under the terms of the agreement occured. The aggregate proceeds of $24,054 received from the sale of Series A shares and conversion of demand promissory notes upon consummation of the stock purchase agreement were applied against the $50,000 financing commitment. Between May 3, 2001 and December 31, 2001, the Company issued 1,600 shares of Series A cumulative convertible preferred stock for $16,000 of cash proceeds. The Company did not issue any shares of Series A cumulative convertible preferred stock during 2002 or

2003. As described in note 7, the Series A and Series B cumulative convertible preferred stock converted to common stock as of October 1, 2002.

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

Letter of Credit Guarantee

        The Company obtained an irrevocable standby letter of credit with LaSalle Bank N.A. in conjunction with one of its facility leases. The original face amount of $2,000 declines annually over the next seven years until November 30, 2007, which is the end of the facility lease. Philips N.V. issued an unconditional and irrevocable guarantee to the bank as the primary obligor, in accordance with the Company's obligations regarding this facility lease. The Company issued a counter guarantee in which it agreed to pay a fee of 1.5% per annum of the original $2,000 face value amount of the stand-by letter of credit as reduced from time to time in accordance with its terms. In 2003, the Company paid $60 related to the counter guarantee.

Notes Receivable from Affiliate

        The Company entered into a deposit agreement dated as of May 21, 2002 with Koninklijke Philips Electronics N.V. ("Philips N.V."), the parent company of the Company's majority stockholder, which was subsequently assigned to the Company's U.S. operating subsidiary. Pursuant to the terms of the deposit agreement, the Company rolled over $42,000 of previously deposited funds on December 26, 2003 and deposited an additional $16,990 on December 31, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash. These deposits with Philips N.V. bear interest at a rate of U.S. LIBOR minus 1/4%. Deposits of $6,990 matured on January 2, 2004, at which time all amounts were paid to the Company. Deposits of $42,000 and $10,000 had maturity dates of January 2, 2004, and January 9, 2004, respectively, at which time all amounts were rolled over at the Company's option.

        The Company's European operating subsidiary entered into a deposit agreement dated as of September 26, 2003, with Philips N.V. Pursuant to the terms of the deposit agreement, the Company deposited $6,435 on December 31, 2003 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash. These deposits with Philips N.V. bear interest at a rate of U.S. LIBOR minus 1/4% for a U.S. Dollar deposit and EURIBOR/EONIA minus 1/4% for Euro deposits. Deposits of $4,042 and $2,275 had maturity dates of January 5, 2004, and January 12, 2004, respectively and were repaid to the Company at maturity.

        During 2002 and 2003, the Company received $53 and $268, respectively, in interest income related to the deposit agreements.

Swap Agreement

        On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the "Swap") with Philips N.V. to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance is payable by one of the Company's European subsidiaries to the Company and one of its U.S. subsidiaries, and is due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in the Company's European business, cash flows are anticipated to be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, the loan is no longer designated as permanent in nature.

        Under the terms of the Swap, the Company's European subsidiary will make payments to Philips N.V. in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap will be utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of December 31, 2003, the outstanding intercompany obligation (net of payments) is $159,199 and the fair value of the Swap was a liability of $23,799.

        The intercompany loan bears interest at one-month U.S. LIBOR. The Swap also provides that the European subsidiary of the Company will pay interest due in euros on a monthly basis to Philips N.V. in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

Other

        The Company entered into transactions with affiliates of Philips N.V., under which the Company received software, software-related consulting services, tax consulting services, fleet services, insurance services, and purchasing services. Total fees incurred for these services of $1,697, $1,791, and $1,026 are included in operating costs and expenses for the years ended December 31, 2001, 2002, and 2003, respectively.

  (b) Other Related Party Transactions

        The Company has a consulting agreement with T. Russell Shields, a member of the Company's Board of Directors. In addition, Shields Enterprises, Inc. ("SEI Information Technology"), which is owned by Mr. Shields, has provided technical support to the Company on a contractual basis for development of proprietary software and systems for database creation and updating.

        On October 15, 1999, the Company entered into a one-year consulting agreement with Mr. Shields, which was subsequently amended and extended through April 15, 2004. Mr. Shields remains a member of the Board of Directors. Pursuant to the consulting agreement, the Company agreed to pay Mr. Shields $0.3 per hour for consulting services as requested by the Company and accepted by Mr. Shields. Mr. Shields also agreed to provide general advice and support to the Company for 5 to 10 hours per month for a fee of $3 per month.

        Fulfillment services and consulting services and support were purchased from SEI Information Technology and from Mr. Shields. Total fees incurred for services from SEI Information Technology were $287, $0 and $40 for the years ended December 31, 2001, 2002, and 2003, respectively. Total fees incurred for services from Mr. Shields were $0, $25 and $32 for the years ended December 31, 2001, 2002, and 2003, respectively.

(10)—Foreign Currency Derivatives

        On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the "Swap") with Philips N.V. to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The terms of the Swap are described in Note 9 under the caption "Swap Agreement."

        The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings. A loss on the fair value of the Swap of $21,997 was recorded for the year ended December 31, 2003. This loss was offset by a foreign currency transaction gain of $22,915 recognized as a result of the remeasurement of the outstanding intercompany obligation at December 31, 2003. A foreign currency transaction loss of $963 was recognized in earnings during the year ended December 31, 2003 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation subsequent to entering into the Swap. From January 1, 2003 until the Swap was entered into on April 22, 2003, the Company recognized an unrealized gain on the remeasurement of the intercompany obligation of $7,760.

(11)—Employee Benefit Plans

        The Company sponsors a Savings and Investment Plan (the Plan) that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All of the Company's employees who have completed three months of service are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of eligible compensation, subject to the maximum amount allowable under Internal Revenue Service regulations. The Plan permits, but does not require, additional matching contributions by the Company. In addition, the Company has sponsored savings and investment plans in its European subsidiaries. The Company contributed $1,527, $580, and $1,602 to these defined contribution employee benefit plans for the years ended December 31, 2001, 2002, and 2003, respectively.

(12)—Enterprise-wide Disclosures

        The Company operates in one business segment and therefore does not report operating loss, identifiable assets and/or other resources related to business segments. The Company derives its revenues from database license fees. Revenues are attributed to North America (United States) and Europe (The Netherlands) based on the entity that executed the related licensing agreement.

        The following summarizes net revenue on a geographic basis for the years ended December 31, 2001, 2002, and 2003:

	Years ended December 31,
	2001	2002	2003
Net revenue:
North America	$39,796	52,807	91,664
Europe	70,635	113,042	180,959

Total net revenue	$110,431	165,849	272,623

        The following summarizes long-lived assets on a geographic basis as of December 31, 2002 and 2003:

	December 31,
	2002	2003
Property and equipment, net:
North America	$5,762	8,331
Europe	2,086	3,587

Total property and equipment, net	$7,848	11,918

Capitalized software development costs, net:
North America	$18,951	22,605
Europe	—	—

Total capitalized software development costs, net	$18,951	22,605

(13)—Concentrations of Risk

        Approximately 29% of the Company's revenue for the year ended December 31, 2003 was from two customers, accounting for 18% and 12%, respectively, of total revenue. Approximately 28% of the Company's revenue for the year ended December 31, 2002 was from two customers, accounting for 15% and 13%, respectively, of total revenue. Approximately 30% of the Company's revenue for the year ended December 31, 2001 was from two customers, accounting for 19% and 11%, respectively, of total revenue.

(14)—Lease Obligations

        The Company leases its facilities, automobiles, and certain equipment under operating leases expiring through 2013. Monthly payments under certain facility leases are subject to fixed increases. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The leases require the Company to pay property taxes, insurance, maintenance, and repair costs.

        The Company's aggregate future minimum lease obligations as of December 31, 2003 are as follows:

Year ending December 31:
2004	$11,976
2005	8,722
2006	7,100
2007	4,923
2008	1,420
Thereafter	3,616

$37,757

        Total rent expense under operating leases for facilities and equipment was $7,271, $8,301, and $8,850 for the years ended December 31, 2001, 2002, and 2003, respectively.

(15)—Quarterly Results (unaudited)

        The following table presents the Company's selected unaudited quarterly results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2002
Net revenue	$30,785	38,593	44,822	51,649
Operating income (loss)	(2,193)	2,439	6,088	3,594
Net income (loss)	(2,585)	1,990	5,434	3,316
Net income (loss) applicable to common stockholders	(37,209)	(34,787)	(33,629)	3,316
Basic and diluted earnings (loss) per share of common stock *	(0.09)	(0.09)	(0.08)	0.00
For the year ended December 31, 2003
Net revenue	$52,035	67,534	71,320	81,734
Operating income	11,628	20,703	19,483	11,944
Net income	15,477	22,773	18,693	178,872
Net income applicable to common stockholders	15,477	22,773	18,693	178,872
Basic earnings per share of common stock	0.01	0.02	0.02	0.15
Diluted earnings per share of common stock	0.01	0.02	0.02	0.14

*
The earnings (loss) per share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings per share amounts does not necessarily equal the earnings per share for the year.

NAVTEQ CORPORATION
AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II
Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (In thousands):

Year	Balance at Beginning of Year	(1) Additions	(2) Deductions	Balance at End of Year
2001	$1,090	913	(337)	1,666
2002	1,666	1,795	(677)	2,784
2003	2,784	1,584	(490)	3,878

(1)
Provision for bad debts.

(2)
Accounts receivable written off against the allowance.

See accompanying independent auditors' report.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
NAVTEQ CORPORATION AND SUBSIDIARIES (In thousands, except per share amounts)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in thousands, except per share amounts)
Payments due by Period
Amount Expiring Per Period
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers.
  Item 11. Executive Compensation
Option Grants In Last Fiscal Year
Options Exercised During 2003 and Options Values at December 31, 2003
PART III
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
NAVTEQ CORPORATION AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report
NAVTEQ CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except per share amounts)
NAVTEQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share data)
NAVTEQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)
Notes to Consolidated Financial Statements (amounts in thousands, except per share amounts)
NAVTEQ CORPORATION AND SUBSIDIARIES FINANCIAL STATEMENT SCHEDULE