Form 10-Q
period 2004-03-28
NAVTEQ CORP
filed 2004-04-29
CIK 834208

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21323

NAVTEQ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0170321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
222 Merchandise Mart, Suite 900 Chicago, Illinois 60654 (Address of Principal Executive Offices, Including Area Code)	(312) 894-7000 (Registrant's Telephone Number, including Zip Code)

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

        The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of April 19, 2004 was 1,178,973,065.

        References in this Quarterly Report on Form 10-Q to "NAVTEQ," "the Company," "we," "us," and "our" refer to NAVTEQ Corporation and its subsidiaries.

        This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "may," "will," "should" and "estimates," and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those described in "Risk Factors" and elsewhere in this quarterly report. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

        The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

        "NAVTEQ" is a trademark of NAVTEQ Corporation.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2003	March 28, 2004
Assets
Current assets:
Cash and cash equivalents	$1,982	2,371
Cash on deposit with affiliate	65,307	65,029
Accounts receivable, net of allowance for doubtful accounts of $3,878 and $3,755 in 2003 and 2004, respectively	45,032	84,607
Deferred income taxes	36,614	36,639
Prepaid expenses and other current assets	5,999	5,115

Total current assets	154,934	193,761
Property and equipment, net	11,918	12,640
Capitalized software development costs, net	22,605	23,564
Long-term deferred income taxes	134,328	127,343
Deposits and other assets	1,400	1,645

Total assets	$325,185	358,953

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,539	9,814
Accrued payroll and related liabilities	20,344	17,101
Other accrued expenses	16,410	23,743
Deferred revenue	24,988	36,394

Total current liabilities	77,281	87,052
Fair value of derivative	23,799	17,001
Long-term deferred revenue	3,582	21,540
Other long-term liabilities	2,612	2,741

Total liabilities	107,274	128,334
Stockholders' equity:
Common stock, $0.001 par value; 1,800,000 shares authorized; 1,178,140 and 1,178,841 shares issued and outstanding in 2003 and 2004, respectively	1,178	1,179
Additional paid-in capital	767,709	767,993
Note receivable for common stock	(219)	(219)
Deferred compensation expense	(2,332)	(2,131)
Accumulated other comprehensive loss	(26,645)	(24,142)
Accumulated deficit	(521,780)	(512,061)

Total stockholders' equity	217,911	230,619

Total liabilities and stockholders' equity	$325,185	358,953

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Quarter Ended
	March 30, 2003	March 28, 2004
Net revenue	$52,035	79,465
Operating costs and expenses:
Database licensing and production costs	23,586	40,435
Selling, general and administrative expenses	16,821	23,096

Total operating costs and expenses	40,407	63,531
Operating income	11,628	15,934
Other income (expense):
Interest income	37	143
Interest expense	(7)	(1)
Foreign currency gain (loss)	4,119	(329)
Other expense	—	(18)

Income before income taxes	15,777	15,729
Income tax expense	(300)	(6,010)

Net income	$15,477	9,719

Earnings per share of common stock:
Basic	$0.01	0.01

Diluted	$0.01	0.01

Weighted average shares of common stock outstanding:
Basic	1,175,780	1,178,485

Diluted	1,218,422	1,275,755

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Quarter Ended
	March 30, 2003	March 28, 2004
Cash flows from operating activities:
Net income	$15,477	9,719
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value of derivative	—	(6,070)
Deferred income taxes	—	4,218
Depreciation and amortization	1,457	943
Amortization of software development costs	1,373	1,953
Foreign currency (gain) loss	(4,119)	329
Provision for bad debts	366	287
Stock compensation expense	—	187
Noncash other	20	50
Changes in operating assets and liabilities:
Accounts receivable	(8,836)	(11,700)
Prepaid expenses and other current assets	(950)	845
Deposits and other assets	214	(316)
Accounts payable	1,998	(5,470)
Accrued payroll and related liabilities	(3,147)	(3,056)
Other accrued expenses	(652)	11,978
Deferred revenue	424	686
Other long-term liabilities	(305)	162

Net cash provided by operating activities	3,320	4,745
Cash flows from investing activities:
Acquisition of property and equipment	(483)	(1,776)
Capitalized software development costs	(2,581)	(2,911)
Notes receivable from affiliate, net	(7,200)	84

Net cash used in investing activities	(10,264)	(4,603)
Cash flows from financing activities:
Issuance of common stock	37	299

Net cash provided by financing activities	37	299
Effect of exchange rate changes on cash	92	(52)

Net increase (decrease) in cash and cash equivalents	(6,815)	389
Cash and cash equivalents at beginning of period	9,427	1,982

Cash and cash equivalents at end of period	$2,612	2,371

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7	1
Cash paid during the period for income taxes	$293	784

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except per share amounts)

(1)—Unaudited Financial Statements

        The accompanying condensed consolidated financial statements of NAVTEQ Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is presumed that the reader has already read the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Principles of Presentation

        The Company's fiscal quarterly periods end on the Sunday nearest the calendar quarter end. The 2003 first quarter had 89 days and the 2004 first quarter had 88 days. The Company's fiscal year end is December 31.

        Certain 2003 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying stock exceeds the exercise price. Prior to December 2003, under the Company's stock option plans, options were granted at exercise prices that equaled the fair value of the underlying common stock on the date of grant. In December 2003, the Company granted options at exercise prices below the fair value of the underlying common stock on the date of grant. Stock-based compensation expense was recorded in the amount of $0 and $187 for the quarters ended March 30, 2003 and March 28, 2004, respectively, in the condensed consolidated statements of operations.

        Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding unvested awards in each period.

	Quarter Ended
	March 30, 2003	March 28, 2004
Net income, as reported	$15,477	9,719
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	116
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(734)	(358)

Pro forma net income	$14,743	9,477

Earnings per share of common stock:
Basic and diluted—as reported	$0.01	0.01

Basic and diluted—pro forma	$0.01	0.01

(2)—Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. While the Company continues to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations for stock-based compensation expense, the disclosures required by SFAS No. 148 are included in these notes to condensed consolidated financial statements.

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this interpretation did not have a material effect on the Company's condensed consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. Adoption did not affect the Company's financial condition or results of operations. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 updates the guidance in SAB 101, "Revenue Recognition in Financial Statements", integrates the related set of Frequently Asked Questions, and recognizes the role of EITF Issue 00-21 in revenue recognition. The Company has adopted the guidance provided in SAB 104. Adoption did not affect the Company's financial condition or results of operations.

        In December 2003, the FASB re-issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132R requires certain additional disclosures beyond those required in the original SFAS No. 132 related to defined benefit plans. The Company has adopted the guidance provided in SFAS No. 132R. Adoption did not affect the Company's financial condition, results of operations or related disclosures.

(3)—Cash on Deposit with Affiliate

        The Company entered into a deposit agreement dated as of May 21, 2002 with Koninklijke Philips Electronics N.V. ("Philips N.V."), the parent company of the Company's majority stockholder, which was subsequently assigned to the Company's U.S. operating subsidiary. Pursuant to the terms of the deposit agreement, the Company rolled over $54,000 of previously deposited funds on March 26, 2004, and deposited an additional $9,200 on March 26, 2004 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash. These deposits with Philips N.V. bear interest at a rate of U.S. LIBOR minus 1/4%. Deposits of $9,200 matured on March 29, 2004, at which time all amounts were paid to the Company. Deposits of $54,000 had a maturity date of April 2, 2004 at which time all amounts were rolled over at the Company's option.

        The Company's European operating subsidiary entered into a deposit agreement dated as of September 26, 2003 with Philips N.V. Pursuant to the terms of the deposit agreement, the Company deposited $1,829 on March 25, 2004 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash. These deposits with Philips N.V. bear interest at a rate of U.S. LIBOR minus 1/4% for a U.S. dollar deposit and EURIBOR/EONIA minus 1/4% for euro deposits. The deposit had a maturity date of March 29, 2004 and was repaid to the Company at maturity.

(4)—Comprehensive Income

        Comprehensive income for the quarters ended March 30, 2003 and March 28, 2004 was as follows:

	Quarter Ended
	March 30, 2003	March 28, 2004
Net income	$15,477	9,719
Foreign currency translation adjustment	(4,362)	2,503

Comprehensive income	$11,115	12,222

(5)—Earnings Per Share

        Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock outstanding for the period, in accordance with SFAS No. 128, "Earnings Per Share."

        Basic and diluted earnings per share for the quarters ended March 30, 2003 and March 28, 2004 was calculated as follows:

	Quarter Ended
	March 30, 2003	March 28, 2004
Numerator:
Net income	$15,477	9,719

Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	1,175,780	1,178,485
Effect of dilutive securities:
Employee stock options	—	50,441
Warrants	42,642	46,829

Denominator for diluted earnings per share—weighted average shares outstanding and assumed conversions	1,218,422	1,275,755

Earnings per share:
Basic	$0.01	0.01

Diluted	$0.01	0.01

        Options to purchase 107,492 and 1,047 shares of common stock were outstanding at March 30, 2003 and March 28, 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(6)—Enterprise-wide Disclosures

        The Company operates in one business segment and therefore does not report operating income, identifiable assets and/or other resources related to business segments. The Company derives its revenue from database license fees and professional services. Revenue is attributed to North America and Europe based on the Company's subsidiary that executed the related agreement.

        The following summarizes net revenue on a geographic basis for the quarters ended March 30, 2003 and March 28, 2004:

	Quarter Ended
	March 30, 2003	March 28, 2004
Net revenue:
North America	$16,588	24,898
Europe	35,447	54,567

Total net revenue	$52,035	79,465

        The following summarizes long-lived assets on a geographic basis as of December 31, 2003 and March 28, 2004:

	December 31, 2003	March 28, 2004
Property and equipment, net:
North America	$8,331	8,560
Europe	3,587	4,080

Total property and equipment, net	$11,918	12,640

Capitalized software development costs, net:
North America	$22,605	23,564
Europe	—	—

Total capitalized software development costs, net	$22,605	23,564

(7)—Foreign Currency Derivative

        On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the "Swap") with Philips N.V. to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance is payable by one of the Company's European subsidiaries to the Company and one of its U.S. subsidiaries and is due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in the Company's European business, cash flows are anticipated to be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, the loan is no longer designated as permanent in nature.

        Under the terms of the Swap, one of the Company's European subsidiaries makes payments to Philips N.V. in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of March 28, 2004, the outstanding intercompany obligation (net of payments) is $148,986 and the fair value of the Swap was a liability of $17,001.

        The intercompany loan bears interest at one-month U.S. LIBOR. The Swap also provides that this European subsidiary of the Company will pay interest due in euros on a monthly basis to Philips N.V. in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

        The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings. A gain on the fair value of the Swap of $6,194 was recorded for the quarter ended March 28, 2004. This gain was offset by a foreign currency transaction loss of $4,790 recognized as a result of the remeasurement of the outstanding intercompany obligation at March 28, 2004. A foreign currency transaction loss of $1,369 was recognized in earnings during the quarter ended March 28, 2004 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(8)—Deferred Revenue

        During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer. Under the license agreement, the customer agreed to pay $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement, of which $996 was paid during the first quarter of 2004. The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006. During the first quarter of 2004, the Company recognized revenue of approximately $1,984 related to this agreement. As of March 28, 2004, pursuant to the agreement, the Company recorded a receivable of $29,004, short-term deferred revenue of $10,000 and long-term deferred revenue of $18,016. In addition, the customer has an obligation to the Company of $20,000 payable on January 15, 2007 related to license fees in 2007 and 2008.

(9)—Subsequent Events

        Philips Consumer Electronic Services B.V. ("Philips B.V.") owns 1,023,851 shares of common stock, or approximately 83%, of the Company. These shares include the 47,380 shares of common stock issued to Philips B.V. on April 28, 2004 pursuant to the exercise by Philips B.V. of all of its outstanding warrants to purchase shares of the Company's common stock. Pursuant to a registration rights agreement the Company entered into with Philips B.V., the Company has granted Philips B.V. certain rights to register shares of the Company's common stock owned by Philips for sale under the Securities Act of 1933, as amended. Philips B.V. may require that the Company register some or all of its shares at any time, as provided in the agreement. The Company is obligated to pay all expenses in connection with the registration (other than the underwriting commissions or discounts and legal expenses of Philips B.V.). The Company is not required to effect any requested registration, however, until a period of six months has elapsed from the effective date of the most recent previous registration. On April 16, 2004, Philips exercised its first registration demand right under the registration rights agreement. Pursuant to this request, the Company filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register the Company's common stock in an initial public offering. The Company's selling stockholders, Philips B.V., and NavPart I B.V., will receive all of the proceeds from the sale of shares in the offering.

        On April 27, 2004, the Company's board of directors and stockholders approved a reverse split of the Company's common stock, which the Company expects to effect by amending its amended and restated certificate of incorporation prior to the completion of the initial public offering. The ratio for the reverse split will be 1-for-14, 1-for-15, 1-for-16 or 1-for-17, as determined by the Company's board of directors. The board of directors also may choose to abandon the reverse split at any time prior to filing of the reverse split amendment. Once the reverse split is effected, all previously reported share amounts will be retroactively adjusted to give effect to the reverse split.

        In April 2004, the Company declared a special cash dividend to common stockholders of record as of April 19, 2004 in the amount of approximately $47,159, payable June 18, 2004.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts)

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified herein that could cause actual results to differ materially from those expressed in such forward-looking statements.

Overview

        We are a leading provider of comprehensive digital map information for automotive navigation systems, mobile navigation devices and Internet-based mapping applications. Our map database enables providers of these products and services to offer dynamic navigation, route planning, location-based information services and other geographic information products and services to consumer and commercial users.

        Philips Consumer Electronic Services B.V. ("Philips B.V."), a subsidiary of Koninklijke Philips Electronics N.V. (together with Philips B.V., "Philips") owns 1,023,851 shares of our common stock, or approximately 83%. These shares include the 47,380 shares of common stock issued to Philips B.V. on April 28, 2004 pursuant to the exercise by Philips B.V. of all of its outstanding warrants to purchase shares of our common stock. Pursuant to a registration rights agreement we entered into with Philips B.V., we have granted Philips B.V. certain rights to register shares of our common stock owned by Philips for sale under the Securities Act of 1933, as amended. We are obligated to pay all expenses in connection with the registration (other than the underwriting commissions or discounts and legal expenses of Philips B.V.). We are not required to effect any requested registration, however, until a period of six months has elapsed from the effective date of the most recent previous registration. On April 16, 2004, Philips B.V. exercised their registration rights. Pursuant to this request, we filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register our common stock in an initial public offering. Our selling stockholders, Philips B.V. and NavPart I B.V., will receive all of the proceeds from the sale of shares in the offering.

        On April 27, 2004, our board of directors and stockholders approved a reverse split of our common stock, which we expect to effect by amending our amended and restated certificate of incorporation prior to the completion of the initial public offering. The ratio for the reverse split will be 1-for-14, 1-for-15, 1-for-16 or 1-for-17, as determined by our board of directors. The board of directors also may choose to abandon the reverse split at any time prior to filing of the reverse split amendment. Once the reverse split is effected, all previously reported share amounts will be retroactively adjusted to give effect to the reverse split.

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

        The adoption of navigation systems in automobiles and the take-rates have increased during recent years and we expect that these will continue to increase for at least the next few years as a result of market acceptance by our customers of products and services that use our database. As the adoption of navigation systems in automobiles and the take-rates increase, we believe each of these can have a positive effect on our revenue, subject to our ability to maintain our license fee structure and customer base.

        In addition, the market for products and services that use our database is evolving, and we believe that much of our future success depends upon the development of markets for a wider variety of products and services that use our database. This includes growth in GPS-enabled mobile devices, such as personal navigation devices, personal digital assistants, cellular telephones and other products and services that use digital map data. Our revenue growth is driven by the rate at which consumers and businesses purchase these products and services, which in turn is affected by the availability and functionality of products and services. We believe that both of these factors have increased in recent years and will continue to increase for at least the next few years. However, even if such products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will enable us to maintain profitable operations. Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database, which could materially adversely affect our business and prospects.

Operating Expenses

        Our operating expenses are comprised of database licensing and production costs and selling, general and administrative expenses. Database licensing and production costs primarily include the purchase and licensing of source maps and employee compensation related to the construction of our database.

        Selling, general and administrative expenses primarily include employee compensation, marketing, facilities, and other administrative expenses. Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. We anticipate that operating expenses will continue to increase as our growth and development activities continue, including further development and enhancement of our database and increasing our sales and marketing efforts.

Income Taxes

        Prior to 2003, we had fully provided a valuation allowance for the potential benefits of our net operating loss and interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2003, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we believed it was more likely than not that we would be able to use the benefit to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $168,752 in 2003 and a corresponding increase in the deferred tax asset on the consolidated balance sheet. In the first quarter of 2004, we recorded our income tax provision on our pretax income and our expected tax rate for the full year, and will continue to do so in future periods.

Cash and Liquidity

        Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of March 28, 2004, we had an accumulated deficit of $512,061. We had historically financed our operations with borrowings from Philips and the sale of preferred stock to Philips. Philips has no obligation to provide us with any additional financing in the future. As of March 28, 2004, our balance of cash, cash equivalents and cash on deposit with Koninklijke Philips Electronics N.V. was $67,400, an increase of $111 from December 31, 2003. In addition, we have generated positive cash flow from operations for the past nine quarters. In April 2004, we declared a special cash dividend of approximately $47,159, which will be paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.

Foreign Currency Risk

        Material portions of our revenue and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenue and expenses in the future. Substantially all of our international revenue and expenses are denominated in foreign currencies, principally, the euro. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Europe and other foreign markets in which we have operations. Accordingly, fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency in which it receives revenue and pays expenses.

        Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk." For the quarter ended March 28, 2004, we generated approximately 69% of our total revenue and incurred approximately 50% of our total costs in foreign currencies. Our European operations reported revenue of $54,567 for the quarter ended March 28, 2004, approximately $5,600 (or approximately 7%) of which was a result of an increase in the exchange rate of the euro against the dollar, as compared to the first quarter of 2003, with every $0.01 change in the exchange ratio of the euro against the dollar resulting in approximately a $400 change in our quarterly revenue and approximately a $200 change in our quarterly operating income. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

        Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue in the future. Approximately 29% of our revenue for the quarter ended March 28, 2004 was from two customers, accounting for approximately 20% and 9%, respectively, of our revenue. Our top fifteen customers accounted for approximately 75% of our revenue for the quarter ended March 28, 2004.

Critical Accounting Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that, of the significant policies used in the preparation of our condensed consolidated financial statements, the following are critical accounting estimates, which may involve a higher degree of judgment and complexity.

Revenue Recognition

        We derive a substantial majority of our revenue from licensing our database. Revenue is recognized net of provisions for estimated uncollectible amounts and anticipated returns. Database licensing revenue includes revenue that is associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), recognition of prepaid licensing fees from our distributors and customers and direct sales to end-users.

        Nonrefundable minimum annual licensing fees are received upfront and represent a minimum guarantee of fees to be received from the licensee (for sales made by that party to end-users) during the period of the arrangement. We generally cannot determine the amount of up-front license fees that have been earned during a given period until we receive a report from the customer. Accordingly, we recognize the total up-front fee paid by the customer ratably over the term of the arrangement. When we determine that the actual amount of licensing fees earned exceeds the cumulative revenue recognized under the amortization method (because the customer reports licensing fees to us that exceed such amount), we recognize the additional licensing revenue as reported.

        License fees from usage (including license fees in excess of the nonrefundable minimum fees) are recognized in the period in which they are reported to us by the customer. Prepaid licensing fees are recognized in the period in which the distributor or customer reports that it has shipped our database to the end-user. Revenue for direct sales is recognized when the database is shipped to the end-user.

        Revenue from licensing arrangements consisting of an original database plus a database update is allocated equally to the two shipments of our database to the customer. The database update is considered to have a value equal to that of the original database provided under such arrangements. Licensing arrangements that entitle the customer to unspecified updates over a period of time are recognized as revenue ratably over the period of the arrangement.

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

Database Licensing, Production and Software Development Costs

        We have invested significant amounts in creating and updating our database and developing related software applications for internal use. Database licensing and production costs consist of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs are expensed as incurred. These costs include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content. Database licensing and distribution costs include the direct costs related to reproduction of the database for licensing and per-copy sales and shipping and handling costs. Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable our core database to operate with emerging technologies, and (iii) applications to facilitate customer use of our database. Costs of internal-use software are accounted for in accordance with AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. It is possible that our estimates of the remaining economic life of the technology could change from the current amortization periods. In that event, impairment charges or shortened useful lives of internal-use software could be required.

Impairment of Long-lived Assets

        As of December 31, 2003 and March 28, 2004, our long-lived assets consisted of property and equipment and internal-use software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management's evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. We have generated significant taxable losses since our inception, and prior to the year ended December 31, 2003, management had concluded that a valuation allowance against substantially all of our deferred tax assets was required. However, our European operations generated profits throughout 2002, and, for the year ended December 31, 2003, both our European and U.S. operations generated taxable income. During 2003, we assessed the realizability of our deferred tax assets by weighing both positive and negative evidence. Positive evidence included our projections of our future operating results that indicate that we will be able to generate sufficient taxable income to fully realize the benefits of our existing loss carryforwards before they expire. However, we cannot assure you that we will continue to experience taxable income in some or all of the jurisdictions in which we do business. Negative evidence included the likelihood of increased competition and the loss of a large customer. After evaluating the available evidence, management determined that sufficient objective evidence existed to conclude that it was more likely than not that a portion of the deferred tax assets would realized. Accordingly, we reversed the valuation allowance related to net operating loss carryforwards and other deductible temporary differences in Europe and the United States, resulting in the recognition of an income tax benefit of $168,752 in 2003. As of March 28, 2004, we had a valuation allowance for deferred tax assets of $85,411 related to interest expense carryforwards and Canadian net operating loss carryforwards. In the event that actual taxable income differs from our projections of taxable income by jurisdictioin, changes in the valuation allowance, which could impact our financial position and net income, may be required.

Results of Operations

Comparison of Quarters Ended March 30, 2003 and March 28, 2004

        Operating Income, Net Income and Net Income Per Share of Common Stock.    Our operating income increased from $11,628 during the first quarter of 2003 to $15,934 in the first quarter of 2004, due primarily to our revenue growth in 2004. This revenue growth was partially offset by higher operating expenses. Our net income decreased from $15,477 in the first quarter of 2003 to $9,719 in the first quarter of 2004, due primarily to a foreign currency gain we recognized in 2003 and the recording of a full income tax provision in 2004 following the reversal of the valuation allowance related to our net operating loss carryforwards in the fourth quarter of 2003. Basic and diluted net income per share of common stock was $0.01 in all periods reported.

        The following table highlights changes in selected financial statement line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table. In addition, the percentage change for other income (expense) and income tax expense as compared to the prior year is not specified below. We believe that these percentages are not meaningful since the changes are unusually large due to non-recurring items affecting each item as more fully described in the narrative section for each.

	Quarter Ended
	March 30, 2003	March 28, 2004	Change	% Change
Net revenue	$52,035	79,465	27,430	52.7%
Database licensing and production costs	23,586	40,435	16,849	71.4%
Selling, general and administrative expenses	16,821	23,096	6,275	37.3%
Other income (expense)	4,149	(205)	(4,354)
Income tax expense	(300)	(6,010)	(5,710)

        Revenue.    The increase in total revenue was due to a significant increase in database licensing, resulting primarily from increased sales to existing customers. Growth occurred in all geographic regions during the first quarter of 2004, as North American revenue increased 50.1% from $16,588 in the first quarter of 2003 to $24,898 in the first quarter of 2004, and European revenue increased 53.9% from $35,447 in the first quarter of 2003 to $54,567 in the first quarter of 2004. North American and European revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors and automobile manufacturers during the first quarter of 2004. Foreign currency translation increased revenue within the European operations by approximately $5,600 during the first quarter of 2004 due to the strengthening of the euro. Excluding the effect of foreign currency translation, European revenue would have grown 38.1%. Approximately 31% of our revenue in the first quarter of 2003 came from two customers (accounting for approximately 19% and 12% of total revenue, respectively), while approximately 29% of our revenue for the first quarter of 2004 came from two customers (accounting for approximately 20% and 9% of total revenue, respectively).

        Database Licensing and Production Costs.    The increase in database licensing and production costs was due primarily to increased production costs from database licensing revenue growth and our continued investment in updating, improving, and maintaining the coverage of our database, as well as increased efforts related to technological enhancements to our database in both North America and Europe. In addition, there was an unfavorable foreign currency translation effect within European operations of approximately $2,200 due to the strengthening euro. Reducing these expenses was the capitalization of $2,581 and $2,911 of development costs for internal-use software in the first quarter of 2003 and 2004, respectively.

        Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was due primarily to our investments in growing the size of our worldwide sales force and marketing initiatives to expand the breadth of our product offerings and to diversify our customer base. Also contributing to the increase were expenses related to improving our infrastructure to support future growth and an unfavorable foreign currency translation effect within European operations of approximately $1,100 due to the strengthening euro.

        Other Income (Expense).    As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of one of our European subsidiaries to the Company and one of its U.S. subsidiaries was re-classified from a permanent advance to an obligation that management intends to settle. This change in classification was based on management's intention that the loan be repaid in full and on the ability of the European subsidiary to repay the loan. In accordance with SFAS No. 52, "Foreign Currency Translation," the foreign currency gain or loss resulting from the change in the U.S. dollar/euro exchange rate is reflected as a component of other income (expense). During the first quarter of 2003, we recognized a net foreign currency gain of $4,119 compared to a net foreign currency loss of $(329) in the first quarter of 2004. The gain in 2003 occurred before we entered into a foreign currency swap agreement to hedge the translation effects of the aforementioned intercompany loan.

        Income Tax Expense.    The increase in income tax expense in the first quarter of 2004 as compared to 2003 is primarily due to our recording of a full income tax provision based on our pretax income for the period and our estimated effective tax rate for the year. During the fourth quarter of 2003, we determined that it was more likely than not that we would be able to realize the benefit of the net operating loss carryforwards in Europe and the United States. No income tax benefit was recorded for our domestic losses during the first quarter of 2003, because a full valuation allowance was recorded against our net deferred tax assets. The tax expense recorded in the first quarter of 2003 related to various foreign countries where we do not have tax loss carryforwards.

Liquidity and Capital Resources

        Since 2002, we have financed our operations through cash generated from operating income. As of March 28, 2004, cash and cash equivalents totaled $2,371, and we had $65,029 of cash on deposit with Philips.    In April 2004, we declared a special cash dividend of approximately $47,159, which will be paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.

        On November 10, 2003, we obtained, through our operating subsidiary for North America, a bank revolving line of credit that is scheduled to mature on November 8, 2004. Pursuant to the terms of the line of credit, we may borrow up to $15,000 at an interest rate of either U.S. LIBOR plus 1% or the greater of the prime rate or the Federal funds rate plus 0.5%. We are required to pay to the bank a quarterly facility fee of 37.5 basis points per annum on the average daily unused commitment. As of March 28, 2004, there were no borrowings on the line of credit. Upon maturity of the line of credit, we intend to renew the line of credit.

        The following table presents a trend of cash flows from operations for the three months ended:

	2002				2003				2004
	Mar. 31,	June 30,	Sept. 29,	Dec. 31,	Mar. 30,	June 29,	Sept. 28,	Dec. 31,	Mar. 28,
Cash flow from operations	$1,354	3,369	8,686	8,825	3,320	23,032	17,514	22,082	4,745

        Since the beginning of 2002, our operations have continued to produce positive cash flows. The cash flows have been driven by increased demand for our products and our ability to deliver these products profitably and collect receivables from our customers effectively. These funds have allowed us to make investments required to grow the business and provide additional cash to invest. We have entered into deposit agreements with Philips for optimizing the returns on our temporary excess cash. As of March 28, 2004, we had $65,029 on deposit with Philips, which amounts are available to us.

        We believe that, after giving effect to the special dividend, our current cash resources on hand, temporary excess cash deposited with Philips, and cash flows from operations, together with the funds available from the revolving line of credit will be adequate to satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least the next twelve months. We do, however, consider additional debt and equity financing from time to time and may enter into such financings in the future. Philips is not obligated to provide any future financing to us.

        Cash and cash equivalents increased by $389 during the three months ended March 28, 2004. If we included our deposits with Philips, which are highly liquid, our cash and cash equivalents balance would have increased $111 during the first quarter of 2004 to a balance of $67,400. The changes in cash and cash equivalents are as follows for the three months ended:

	March 30, 2003	March 28, 2004
Cash provided by operations	$3,320	4,745
Cash used in investing activities	(10,264)	(4,603)
Cash provided by financing activities	37	299
Effect of exchange rates on cash	92	(52)

Increase (decrease) in cash and cash equivalents	$(6,815)	389

Operating Activities

        In both the first quarter of 2003 and 2004, we generated positive cash flow from operations. In both periods, cash flow from operations was driven by net income, which in turn was the result of improved operating results driven by increased demand for our products. In both periods, net income was offset by an increase in our accounts receivable due to the timing of sales toward the end of each respective quarter and payments made to satisfy annual employee compensation programs. In 2004, we also made payments to satisfy vendor obligations recorded as of December 31, 2003. We expect to receive a payment of approximately $28,000 from a customer related to a license agreement to provide map database information in the second quarter of 2004. We also expect to spend between $10,000 and $12,000 for additional third party content for our database during the remainder of 2004.

Investing Activities

        Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, amounts placed on deposit with Philips and capital expenditures. We have experienced temporary excess funds that were provided from operations in the first quarter of 2003. We have put those funds on deposit with Philips for the purpose of optimizing our returns on those funds. The net increase in our deposits was $7,200 during the first quarter of 2003. There was no significant change in the balance of our cash on deposit with Philips during the first quarter of 2004.

        Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $2,581 and $2,911 for the first quarters of 2003 and 2004, respectively. For the remainder of 2004, we expect the capitalized costs related to software developed for internal use to be approximately $2,000 to $3,000 per quarter.

        We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $483 and $1,776 during the first quarters of 2003 and 2004, respectively. For 2004, we expect total capital expenditures to be approximately $8,000 to $12,000.

New Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. While we continue to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations for stock-based compensation expense, the disclosures required by SFAS No. 148 are included in the notes to our consolidated financial statements.

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this interpretation did not have a material effect on our condensed consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. Adoption did not affect our financial condition or results of operations.

        SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For us, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this Statement.

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

        In December 2003, the FASB re-issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132R requires additional disclosures beyond those required in the original SFAS No. 132 related to defined benefit plans. We have adopted the guidance in SFAS No. 132R. Adoption did not affect our financial condition, results of operations or related disclosures.

RISK FACTORS
Risks Related to Our Business

        We derive a significant portion of our revenue from a limited number of customers, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

        For the years ended December 31, 2001, 2002 and 2003, revenue from our top two customers accounted for approximately 30%, 28% and 29%, respectively, of our total revenue. In addition, during those three years, sales to our top 15 customers accounted for approximately 80%, 75% and 75% of our revenue, respectively. Although we have achieved some success in expanding our customer base, we anticipate that a limited number of customers will continue to represent a significant percentage of our revenue for the foreseeable future. In addition, although we have contractual arrangements with most of our key customers, the majority of these arrangements are not long term and generally do not obligate our key customers to make any minimum or specified level of purchases. Therefore, our relationships with these key customers may or may not continue in the future, and we are not guaranteed any minimum level of revenue from them. We cannot assure you that our revenue from our current customers will reach or exceed historical levels in any future period. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

        We have historically incurred operating losses and we may not achieve sustained profitability.

        Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception. For the years ended December 31, 2000 and 2001, we had operating losses of $51,300 and $28,900, respectively, and net losses of $109,600 and $116,500, respectively. As of December 31, 2003, we had an accumulated deficit of $521,800. Although we have achieved an operating profit and a net profit in each of the last two fiscal years, we cannot assure you that our revenue will continue to grow at its current rate or that we will be able to maintain profitability in the future.

        The market for products and services incorporating our map database is evolving and its rate of growth is uncertain.

        Our success depends upon our customers' abilities to successfully market and sell their products incorporating our database. Continued growth in the adoption of route guidance products in the automotive industry and in the consumer mobile devices industry (in products such as personal digital assistants, wireless telephones, personal navigation devices and laptop computers), additional technological improvements in wireless devices, such as inclusion of GPS capabilities in mobile devices and increases in functional memory, and continued development by our current and potential customers of dynamic navigation, route planning, location-based information, asset tracking and other geographic-related products and services incorporating our database, are critical to our future growth. If our customers do not continue to successfully develop and market new products and services incorporating our database, or the products that our customers develop and market do not meet consumer expectations, our revenue and operating results will be adversely affected.

        Growth in the market for vehicle navigation products and services historically has occurred first in Europe and then in North America. If the market growth in North America is not consistent with the growth we have experienced in Europe, our ability to grow our revenue will be adversely affected.

        Our product offering is not diversified and if we attempt to diversify, we may not be successful.

        Our map database is our principal product, and a substantial majority of our revenue is attributable to the licensing of our database for route guidance applications. Consequently, if the market for existing and new products and services incorporating our database declines or does not continue to grow, our business would be seriously harmed because we currently do not have additional products or services that would generate sufficient revenue to enable us to sustain our business while seeking new markets and applications for our database. In addition, any attempt by us to diversify our product and service offerings may not be successful and may cause us to divert resources and management attention away from our core business, which could adversely affect our financial position, reputation and relationships with our customers.

        We may not be able to manage our growth effectively.

        Our continued growth has and will continue to place significant demands on our managerial, operational and financial resources. To accommodate this growth and successfully execute our strategy, we will need to continue to hire additional qualified personnel and implement new or upgraded operating and financial systems and internal operating and financial controls and procedures throughout our company. Our inability to expand and integrate these additions and upgrades in an efficient and timely manner could cause our expenses to increase, revenue to decline and could otherwise adversely affect our profitability and ability to implement our strategy.

        We derive the majority of our revenue from the use of our map database in vehicle navigation systems and fluctuations in the condition of the automotive market may result in fluctuations in the demand for products incorporating our database.

        The use of our database in vehicle navigation systems, which we supply directly and indirectly to automobile manufacturers, historically has accounted for a substantial majority of our revenue. Approximately 82%, 82% and 83% of our net revenue for the years ended December 31, 2001, 2002 and 2003, respectively, were generated by the sale of our database for use in new automobiles equipped with navigation systems. Any significant downturn in the demand for these products would materially decrease our revenue. The automotive market historically has experienced fluctuations due to increased competition, economic conditions and circumstances affecting the global market for automobiles generally, and additional fluctuations are likely to occur in the future. To the extent that our future revenue depends materially on sales of new automobiles equipped with navigation systems enabled by digital maps, our business may be vulnerable to these fluctuations.

        Our profitability will suffer if we are not able to maintain our license fees.

        Our profitability depends significantly on the prices we are able to charge customers for our data and other services. The license fees we charge our customers are affected by a number of factors, including:

  •
  our customers' perception of the quality of our data and other products and services;

  •
  the proliferation of navigation applications in lower-cost products and services and market acceptance of those products and services;

  •
  our customers' expectations of lower license fees as a result of economies of scale, customer-imposed efficiency improvements and decreases in prices of hardware and software incorporating our database;

  •
  competition;

  •
  advances in technology that reduce the cost of geographic data acquisition;

  •
  introduction of new services or products by us or our competitors;

  •
  pricing policies of our competitors;

  •
  price sensitivity of end-users of navigation products and services; and

  •
  general economic conditions.

        Any one or a combination of these factors could cause a decline in our license fees and thus, adversely affect our revenue and profitability. In addition, the success of our pricing policies is based, in part, on our assessment of the evolution of the market for products and services incorporating navigation applications, which is uncertain, and our ability to correlate the price we charge for various uses of our database. If either our assessment of the market evolution or our price correlations turn out to be incorrect, then our revenue and profitability may be adversely affected.

        The automotive market and the market for mobile devices are highly competitive and manufacturers in these markets are continually looking for ways to reduce the costs of components included in their products in order to maintain or broaden consumer acceptance of those products. Because our map database is a component incorporated in automotive, wireless telephone and handheld navigational systems, we face pressure, from time to time, from our customers to lower our database license fees. We have in the past, and may in the future, need to lower our license fees to preserve customer relationships or extend use of our database to a broader range of products. To the extent we lower our license fees in the future, we cannot assure you that we will be able to achieve related increases in the use of our database or other benefits to offset fully the effects of these adjustments.

        In addition, increased competition has affected our ability to maintain the level of our prices. If price adjustments resulting from increased competition are not offset by increases in sales of our database, our revenue and profitability could be adversely affected.

        We face increasing competition.

        The market for map information is highly competitive. We compete with other companies and governmental and quasi-governmental agencies that provide map information to a wide variety of users in a wide range of applications with varying levels of functionality. We currently have several major competitors in providing map information, including TeleAtlas N.V., Geographic Data Technologies Incorporated (GDT) and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use. TeleAtlas offers detailed map data for Western Europe. In addition, GDT and TeleAtlas are now offering more detailed map data for the United States than previously had been available from those companies, which enhances their ability to compete with us in the United States market. In April 2004, TeleAtlas and GDT announced that the parties had entered into an agreement whereby TeleAtlas would acquire GDT subject to U.S. anti-trust clearance. If the acquisition is completed, it may be more difficult for us to compete effectively with the combined company. Governmental and quasi-governmental agencies also are making more map data information available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database. In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressures. Increased competition from our current competitors or new market entrants (which may include our customers), actions taken by our customers to diversify their sources of supply and increase pricing pressure, the proposed acquisition of GDT by TeleAtlas and other competitive pressures may result in price reductions, reduced profit margins or loss of market share by us.

        We rely on our vehicle navigation systems manufacturer customers for compilation services.

        For vehicle navigation systems, we rely on our vehicle navigation systems manufacturer customers to compile copies of our map database into their proprietary formats. This can be a time and labor intensive and complex process. In some cases, these customers also are responsible for distributing the compiled database to the automobile manufacturers. If these customers do not compile or distribute our map database in a timely manner and consistent with the requirements of the automobile manufacturers, our reputation and relationships with the automobile manufacturers could be adversely affected. In other cases, our navigation systems manufacturer customers compile our map database and then return a master copy to us. We then distribute copies of the database to the automobile manufacturers in exchange for a distribution fee. If these customers do not fulfill their obligations to us to compile our map database, or to the extent we have not entered into agreements clearly specifying their obligations or fail to do so in the future, we may not be able to satisfy our obligations to automobile manufacturers, which could result in our contractual liability to these automobile manufacturers, and would likely decrease our revenue and adversely affect our business. Our vehicle navigation systems manufacturer customers also could decide to not provide compilation services to us, which would prevent us from providing distribution services to the automobile manufacturers with respect to these customers' navigation systems, and would result in a material decrease in our revenue.

        We derive a significant portion of our revenue from our international operations and economic, political and other inherent risks of international operations may adversely affect our financial performance.

        We have approximately 108 field and administrative offices in 19 countries worldwide. We have substantial operations in Europe. Approximately 64%, 68% and 66% of our total revenue in 2001, 2002 and 2003, respectively, were attributable to our European operations. We expect a significant portion of our revenue and expenses will be generated by our European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, which could have a material adverse effect on our business. We also collect data in various foreign jurisdictions and outsource some production functions in foreign jurisdictions. The key risks to us of operating in foreign countries include:

  •
  reduced or inadequate intellectual property protections and/or high rates of intellectual property piracy in some jurisdictions;

  •
  multiple, conflicting, vague and changing laws and regulations, including tax laws, employment laws, governmental approvals, permits and licenses;

  •
  restrictions on the movement of cash;

  •
  general political and economic instability;

  •
  restrictions on the import and export of technologies;

  •
  price controls or restrictions on exchange of foreign currencies;

  •
  trade barriers, including tariffs and other laws and practices that favor local companies;

  •
  maintenance of quality standards for outsourced work; and

  •
  difficulties and costs in staffing and managing foreign subsidiary operations, including cultural differences.

        We expect to continue to expand internationally into other countries and regions, including into emerging economies, where we believe that many of these risks are increased.

        Currency translation risk and currency transaction risk may adversely affect our results of operations.

        Material portions of our revenue and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenue and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, principally, the euro. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Europe and other foreign markets in which we have operations. Accordingly, fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency in which it receives revenue and pays expenses.

        Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. For the year ended December 31, 2003, we generated approximately 66% of our total revenue and incurred approximately 45% of our total costs in foreign currencies. Our European operations reported revenue of $181,000 for the year ended December 31, 2003. For the year ended December 31, 2003, approximately $28,000 (or approximately 10%) of our revenue was a result of an increase in the exchange rate of the euro against the dollar, as compared to 2002, with every one cent change in the exchange ratio of the euro against the dollar resulting in a $1,600 change in our revenue and a $800 change in our operating income. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe. Given the volatility of exchange rates, we may not be able to effectively manage our currency translation and/or transaction risks, which may adversely affect our financial condition and results of operations.

        We are subject to income taxes in many countries because of our international operations and we exercise judgment in order to determine our provision for income taxes. Because that determination is an estimate, we cannot be certain that our income tax provisions and accruals will be adequate.

        We are subject to income taxes in many countries, jurisdictions and provinces. Our international operations require us to exercise judgment in determining our global provision for income taxes. Regularly, we make estimates where the ultimate tax determination is uncertain. While we believe our estimates are reasonable, we cannot assure you that the final determination of any tax audit or tax-related litigation will not be materially different from that reflected in our historical income tax provisions and accruals. The assessment of additional taxes, interest and penalties as a result of audits, litigation or otherwise, could be materially adverse to our current and future results of operations and financial condition.

        We may not generate sufficient future taxable income to allow us to realize our deferred tax assets.

        We have a significant amount of tax loss carry forwards that will be available to reduce the taxes we would otherwise owe in the future. We have recognized the value of a portion of these future tax deductions in our consolidated balance sheet at December 31, 2003. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. While we believe that sufficient positive evidence exists to support our determination that the realization of our deferred tax assets is more likely than not, we cannot assure you that we will have profitable operations in the future that will allow us to fully realize those assets.

        Increased governmental regulation may place additional burdens on our business.

        Although we do not believe governmental regulation has had a material effect on our business and operations to date, it is possible that we will experience the effects of increased regulation in the future. In the United States and Europe, the combination of heightened security concerns and the increase in the breadth and accuracy of our map database could result in more restrictive laws and regulations, such as export control laws, applicable to our database. In addition, automobile safety initiatives may result in restrictions on devices that use our database. As we continue to expand our geographic coverage, policies favoring local companies and other regulatory initiatives may result in export control laws and other restrictions on our ability to access, collect and use map data or otherwise conduct business in various countries throughout the world. Our failure to comply with local policies and regulations could result in a number of adverse consequences, including loss of access to map data, restrictions or prohibitions on our use of map information, financial penalties, criminal sanctions or loss of licenses or other authority to do business in those jurisdictions. Any of these occurrences could adversely affect our ability to complete, improve, license or distribute our database, which could result in a competitive disadvantage for us and the possible loss of customers and revenue.

        If we cannot retain our existing management team or attract and retain highly skilled and qualified personnel, our business could be adversely affected.

        Our success depends to a significant degree on the skills, experience and efforts of our current executive officers, including Judson C. Green, President and Chief Executive Officer, David B. Mullen, Executive Vice President and Chief Financial Officer, John K. MacLeod, Executive Vice President, Global Marketing and Strategy and M. Salahuddin Khan, Senior Vice President, Technology & Development and Chief Technology Officer and our other key employees, including management, sales, support, technical and services personnel. Qualified employees are in high demand throughout technology-based industries, and our future success depends in significant part on our ability to attract, train, motivate and retain highly skilled employees and the ability of our executive officers and other members of senior management to work effectively as a team.

        If we fail to adapt our map database to changes in technology, we could lose our existing customers and be unable to attract new business.

        The market for products and services incorporating digital map information is evolving and is characterized by rapid technological change, changes in customer requirements, the introduction of new products and services and enhancements to existing products and services. Although our database currently can be used by our customers in a wide variety of applications, we will need to be able to maintain the compatibility of our map database with new products and services introduced as a result of technological changes. If we are unable to do so, demand for our database could decline and our revenue would be adversely affected.

        If we fail to establish and maintain relationships with third party sources of data used in our map database, our business is likely to suffer.

        We depend upon third party sources for data to build, maintain and enhance our database. In certain cases, this data is readily available only from limited third party sources and/or at significant cost. We cannot assure you that we will be successful in maintaining our relationships with our current third party sources or that we will be able to continue to obtain data from them on acceptable terms or at all. We also cannot assure you that we will be able to obtain data from alternative sources if our current sources become unavailable. In some cases, we may obtain data on less favorable terms in order to satisfy our customers' requirements. In addition, we may be unable to obtain data from additional sources that would allow us to enhance our existing coverage and expand our geographic coverage. Our rights to use any data we obtain may be limited in scope and duration and subject to various other terms and restrictions that may reduce its usefulness to us. Our inability to obtain data from our current sources or additional or alternative sources, or to use the acquired data for our intended purposes, may impair or delay the further development, updating and distribution of our database. Any impairments or delays may adversely affect our relationships with our customers and cause us to lose revenue. Further, if we must pay more for the data than we have in the past or acquire data on unfavorable terms to satisfy customer requirements, our profitability may be adversely affected.

        If our customers do not accurately report the amount of license fees owed to us, we will not receive all of the revenue to which we are entitled.

        Except with respect to our automobile manufacturer customers for whom we make and distribute copies of our database, we rely on our customers to report the amount of license fees owed to us under our agreements with them. The majority of our agreements, including those with our key customers, give us the right to audit their records to verify this information. However, these audits can be expensive, time-consuming and possibly detrimental to our ongoing business relationships with our customers. As a result, to date we have only audited a small number of customers in any given year and have relied primarily on the accuracy of our customers' reports. To the extent those reports are inaccurate, the revenue we collect from our customers could be materially less than we should be receiving from them.

        Errors or defects in the database we deliver to customers may expose us to risks of product liability claims and adversely affect our reputation, which could result in customer loss, decreased revenue, unexpected expenses and loss of market share.

        The use of our data in route guidance products and other navigation products and applications involves an inherent risk of product liability claims and associated adverse publicity. Claims could be made by our customers if errors or defects result in failure of their products or services, or by end-users of those products or services or others alleging loss or harm as a result of actual or perceived errors or defects in our map database. Our potential exposure may increase as products and services incorporating our map database begin to be used more widely in emergency response or other safety-related applications and as the information included in earlier versions of our map database becomes dated or obsolete. In addition, errors or defects in our database may require us to participate in product recalls, or cause us to voluntarily initiate a recall in order to maintain good customer relationships.

        Product liability claims present a risk of protracted litigation, substantial money damages, attorneys' fees, costs and expenses, and diversion of management's attention from the operation of our business. Although we have not had any product liability claims brought against us to date, we cannot assure you that claims will not be brought in the future. We attempt to mitigate the risks of product liability claims through the use of disclaimers, limitations of liability and similar provisions in our license agreements; however, we cannot assure you that any of these provisions will prove to be effective barriers to claims. Recalls also may be costly and divert management's attention from the operation of our business. In some circumstances, we are contractually obligated to indemnify our customers for liabilities, costs and expenses arising out of product liability claims. Providing indemnification or contesting indemnification claims from our customers may result in our incurring substantial costs and expenses. In some cases, purchase orders submitted by our customers purport to incorporate certain customer-favorable contractual terms and conditions which, if given effect, could increase our potential product liability and recall liability exposure. In addition, adverse publicity may reduce our customers' willingness to incorporate our database and related applications into their products, which would adversely affect our revenue.

        Our inability to adequately protect our map database property could enable others to market databases with similar coverage and features that may reduce demand for our database and adversely affect our revenue.

        We rely primarily on a combination of copyright laws, trade secrets, patents, database laws and contractual rights to establish and protect our intellectual property rights in our database, software and related technology. We cannot assure you that the steps we have taken or will take to protect our intellectual property from infringement, misappropriation or piracy will prove to be sufficient. Current or potential competitors may use our intellectual property without our authorization in the development of databases, software or technologies that are substantially equivalent or superior to ours, and even if we discover evidence of infringement, misappropriation or intellectual property piracy, our recourse against them may be limited or could require us to pursue litigation, which could involve substantial attorneys' fees, costs and expenses and diversion of management's attention from the operation of our business. Our database is a compilation of public domain, licensed, otherwise-acquired and independently developed information obtained from various sources such as aerial photographs, commercially available maps and data, government records, other data sources and field observation. Current or potential competitors may be able to use publicly available sources of information and techniques similar to ours to independently create a database containing substantially the same information as our database. Any of these events likely would harm our competitive position.

        The laws of some countries in which we operate do not protect our intellectual property rights to the same extent as the laws of other countries. For example, although our database and software are protected in part by copyright, database and trade secret rights, copyright protection does not extend to facts and legislative database protections that relate to compilations of facts currently exist only in certain countries of Europe and do not exist in the United States or Canada. In addition, as we continue to expand our geographic coverage outside of North America and Europe, there may be little or no intellectual property protection and increased rates of piracy. Further, we recently have begun to outsource some of our operations to third parties located in foreign countries where we believe there is an increased risk of infringement, misappropriation and piracy and an increased possibility that we may not be able to enforce our contractual and intellectual property rights.

        Copies of our database that are distributed to end-users do not always include effective protection against unlawful copying. While we attempt to stop data piracy, our database is sometimes illegally copied and sold through auction sites and other channels.

        We may face intellectual property infringement claims that could be time consuming, costly to defend and result in our loss of significant rights.

        Due to the uncertain and developing nature of this area of intellectual property law, we cannot assure you that claims of infringement or similar claims will not be asserted against us. Various public authorities and private entities claim copyright or other ownership of or protection with respect to certain data and map information that we use in our database. Although our general policy is to seek to obtain licenses or other rights where necessary or appropriate, we cannot assure you that we have obtained or will be successful in obtaining all of these licenses or rights. In the event that claims are asserted against us, we may be required to obtain one or more licenses from third parties. We may or may not be able to obtain those licenses at a reasonable cost or at all. Also, if we are found to have infringed the intellectual property rights of a third party, we may be subject to payment of substantial royalties or damages, or enjoined or otherwise prevented from marketing part or all of our database, software or related technologies and/or products which would incorporate our database, software or related technologies, any of which could cause us to lose revenue, impair our customer relationships and damage our reputation.

        We also claim rights in our trademarks and service marks. Certain of our marks are registered in the United States, Europe and elsewhere and we have filed applications to register certain other marks in these jurisdictions. Marks of others that are the same or similar to certain of our marks currently exist or may exist in the future. We cannot assure you that we will be able to continue using certain marks or that certain of our marks do not infringe the marks of others. We have licensed others to use certain of our marks in connection with our database and software and expect to continue licensing certain of our marks in the future. Licensees of our marks may take actions that might materially and adversely affect the value of our marks or reputation.

        Our intellectual property indemnification practices and potential obligations may adversely affect our business.

        Our license agreements with our customers generally contain indemnification provisions which, in certain circumstances may require us to indemnify our customers for liabilities, costs and expenses arising out of violations of intellectual property rights. These indemnification provisions and other actions by us may result in indemnification claims or claims of intellectual property right infringement. In some instances, the potential amount of the indemnities may be greater than the revenue we receive from the customer. Any indemnification claims or related disputes or litigation, whether ultimately we are or are not required to provide indemnification, could be time-consuming and costly, damage our reputation, prevent us from offering some services or products, or require us to enter into royalty or licensing arrangements, which may not be on terms favorable to us.

        Our technology systems may suffer failures and business interruptions that could increase our operating costs and cause delays in our operations.

        Our operations face the risk of systems failures. Although we believe we have sufficient disaster recovery plans and redundant systems in place, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, computer hardware and software failure, telecommunications failure, computer hacking break-ins and similar events. The occurrence of a natural disaster or unanticipated problems with our technology systems at our production facility in Fargo, North Dakota, at the location of the mainframe computer that stores our map database or at our offices in Chicago, Illinois and Veldhoven, The Netherlands could cause interruptions or delays in the ongoing development and enhancement of our map database and related software, and inhibit our ability to timely deliver our database to our customers, which in turn could cause us to lose customers or revenue. Our technology systems may also be subject to capacity constraints which would cause increased operating costs in order to overcome these constraints.

        In addition, we are in the process of migrating our computer systems related to our database to a new platform, and during this process we are incurring both the costs associated with the migration and of maintaining our legacy systems. Hardware failure or software errors occurring in our legacy systems or during repair or after the completion of this migration could result in errors in our database, which could cause us to have to repair and re-ship our database to some customers and hinder our ability to timely deliver our database to our customers. Repairs and reshipments of our data could result in a material increase in our operating costs and subject us to liability from our customers and end-users. Delays in completing the migration also could inhibit our ability to enhance and improve our database, which could adversely affect our ability to compete.

        We are required to achieve and maintain various quality assurance standards, and if we are unable to do so, our key customers may not do business with us.

        Many of our customers, particularly those in the automotive industry, require their suppliers to maintain certain quality assurance standards and certifications, including those pursuant to the ISO series of international standards. Although we have achieved many of these certifications, we cannot assure you that we will be able to continue to meet these standards in the future or that our customers will not require us to obtain and maintain certifications under different or more stringent standards in the future, which we may or may not be able to accomplish. If we are unable to do so, those customers may refuse to do business with us, which could materially reduce our revenue and adversely affect our reputation.

        Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

        We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting policies. A change in those accounting principles or interpretations could have a significant effect on our reported financial results and may affect our reporting of transactions completed before a change is announced or adopted.

        Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting certain aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. There has been ongoing public debate whether employee stock options should be recognized as compensation expense and, if so, how to properly value these charges. Although standards have not been finalized, and the timing of a final statement has not been established, the FASB has announced preliminary guidance for expensing stock option grants based upon their fair value at the time of grant. If we elect or were required to change our accounting policy and record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges.

Risks Related to
Our Relationship with Philips

        We are controlled by Philips, whose interests may differ from those of our other stockholders.

        Philips B.V. is our principal stockholder. As of April 1, 2004, Philips B.V. held approximately 83% of the issued and outstanding shares of our common stock and warrants to acquire up to 47,380 shares of our common stock. As the majority stockholder, Philips B.V. has the power to elect all of the members of our board of directors, except to the extent that it has been agreed that another stockholder or individual shall have the right to appoint or serve as a director, and has effective control over our management and policies and all actions requiring stockholder approval, such as removal of directors, payment of dividends on our common stock, amendments to our charter and bylaws, our acquisition or disposition of assets, or mergers or other change of control transactions involving us. In taking this action, Philips B.V. may act in its own interest, which may conflict with or be unfavorable to the interests of our other stockholders. Further, Philips B.V. is not prohibited from selling a controlling interest in our company to a third party without stockholder approval or without providing for a purchase of other stockholders' shares. We also have entered into a number of agreements with Philips. It is possible for Philips to cause us to amend these agreements on terms that may be less favorable to us than the original terms of the agreement.

        We may lose operating expense savings and other benefits if we are unable to acquire various services from Philips or participate in Philips' purchasing programs.

        We currently obtain software, software-related consulting services, treasury services, tax consulting services, fleet services, insurance services and purchasing services on favorable terms through our participation in Philips' programs, which we believe have resulted in operating expense savings for us. We are also able to take advantage of Philips' purchasing power in procuring various goods and services and, in some cases, we believe we have been able to secure more favorable terms with third parties because of our relationship with Philips. We cannot assure you that our relationship with Philips will continue or that our ability to benefit from that relationship will continue. Philips is under no obligation to make its programs available to us and, because of required ownership thresholds, may be unable to provide some programs to us in the future. If we are unable to participate in these programs, we may be unable to obtain goods and services at prices and/or on terms as favorable as those currently available to us, which could increase our expenses and adversely affect our financial condition and results of operations.

        Our directors who own Philips common stock or options to acquire Philips common stock or who hold positions with Philips may have potential conflicts of interest.

        Ownership of Philips common stock, options to acquire Philips common stock and other equity securities by our directors and the presence of Philips officers on our board of directors could create, or appear to create, potential conflicts of interest when our directors are faced with decisions that could have different implications for Philips than they do for us. At this time, we have not established any procedural mechanisms to address actual or perceived conflicts of interest of these directors, although we expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis.

        Sales of our stock by Philips B.V. or other stockholders could reduce our ability to use our net operating losses.

        We have incurred net operating losses in prior years that we intend to use in future years to reduce our income taxes. Because of certain tax regulations, the amount of net operating losses that we can use may become limited under certain circumstances, including a cumulative stock ownership change of more than 50% at any time during any three-year period. Under the applicable tax regulations, an ownership change occurs if, as of a measurement date, the increase in the ownership of our stock by certain stockholders during the prior three years, when added together, totals more than 50% of our equity. In the event of such an ownership change, we may need to pay taxes earlier or in larger amounts than would be the case if all of our net operating losses were available to reduce income taxes without restriction.

Risks Related to Ownership of Our Common Stock

        We may require additional capital in the future, which may not be available to us. Sales of our equity securities to provide this capital may dilute the holdings of our then-current stockholders.

        We may need to raise additional funds through public or private debt or equity financings in order to:

  •
  take advantage of expansion opportunities;

  •
  acquire complementary businesses or technologies;

  •
  develop new services and products; or

  •
  respond to competitive pressures.

        Any additional capital raised through the sale of our equity securities may dilute the holdings of our then-current stockholders. Historically, we have relied on significant debt and equity financing from Philips to operate our business. Philips is not under any obligation to provide financing to us on terms favorable to us or at all in the future. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our growth strategy.

        We do not intend to pay dividends for the foreseeable future.

        Except for the special cash dividend payable on June 18, 2004 to our common stockholders of record as of April 19, 2004, we have never declared or paid any cash dividends on our common stock. Payment of future cash dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, and any limitations on dividend payments included in any financing or other agreements that we may be party to at the time. Our existing credit facility currently restricts our ability to pay dividends. Consequently, investors cannot rely on dividend income and any return to an investor on an investment in our common stock will likely depend entirely upon any future appreciation in the price of our stock. There is no guarantee that the price at which you purchased your shares will be maintained or appreciate.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We invest our cash in highly liquid cash equivalents. We do not believe that our exposure to interest rate risk is material to our results of operations.

        Material portions of our revenue and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenue and expenses in the future. In addition, substantially all of our expenses and revenue related to our international operations are denominated in foreign currencies, principally the euro.

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

        Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a U.S. dollar/euro currency swap agreement (the "Swap") with Philips to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation. The Swap was not designated for hedge accounting. Under the terms of the Swap, one of the Company's European subsidiaries makes payments to Philips in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of March 28, 2004, the outstanding intercompany obligation (net of payments) was $149.0 million.

        For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of March 28, 2004, a 10% decrease in the value of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap liability of approximately $16.6 million, while a 10% increase in the value of the euro against the U.S. dollar would result in an increase in the fair value of our Swap liability of approximately $16.6 million.

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

PART II
OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        Philips Consumer Electronic Services B.V., holding a majority of the Company's outstanding common stock, or 976,471,254 shares, approved resolutions by written consent on January 27, 2004, authorizing the Company to change its name from Navigation Technologies Corporation to NAVTEQ Corporation, and to amend the Company's Certificate of Incorporation to reflect such name change.

        The Company's annual meeting of the stockholders was held on March 19, 2004. Judson C. Green, Richard J.A. de Lange, T. Russell Shields, Scott M. Weisenhoff, Wilhelmus C.M. Groenhuysen and Dirk-Jan van Ommeren were elected as directors of the Company to serve until their successors are elected and qualified, or until their earlier death or resignation. Mr. Shields resigned on April 20, 2004. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:

	For	Withheld
Judson C. Green	1,137,651,691	0
Richard J.A. de Lange	1,137,651,691	0
T. Russell Shields	1,137,651,691	0
Scott M. Weisenhoff	1,137,651,691	0
Wilhelmus C. M. Groenhuysen	1,137,651,691	0
Dirk-Jan van Ommeren	1,137,651,691	0

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

Dated: April 29, 2004
NAVTEQ CORPORATION
	By:	/s/ JUDSON C. GREEN Judson C. Green President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ DAVID B. MULLEN David B. Mullen Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ NEIL T. SMITH Neil T. Smith Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
NAVTEQ CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In thousands, except per share amounts)
NAVTEQ CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations (In thousands, except per share data)
NAVTEQ CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (In thousands)
NAVTEQ CORPORATION AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited, amounts in thousands, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)
RISK FACTORS Risks Related to Our Business
Risks Related to Our Relationship with Philips
Risks Related to Ownership of Our Common Stock
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES