Form 10-K/A
period 2001-12-31
NAVTEQ CORP
filed 2004-08-03
CIK 834208

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
AMENDMENT NO. 4

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

Yes ☒        No ☐

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
None.

EXPLANATORY NOTE

        The sole purpose of this amendment is to amend Exhibit 10.11(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as originally filed with the SEC on April 1, 2002, to include portions of the Exhibit that had previously been omitted ("redacted") pursuant to a request for confidential treatment. The amendment provides a revised redacted version of the Exhibit. Accordingly, Exhibit 10.11(i) is hereby amended and restated in its entirety. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the registrant is including only Item 14 of Part IV below. The remainder of the information contained in the original Form 10-K filing and amendments to such filing is not amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K or amendments to such filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

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

Dated: August 2, 2004	NAVTEQ Corporation
	By:	/s/ JUDSON C. GREEN Judson C. Green President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	DATE

/s/ JUDSON C. GREEN Judson C. Green President, Chief Executive Officer and a Director (Principal Executive Officer)	August 2, 2004
/s/ DAVID B. MULLEN David B. Mullen Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 2, 2004
/s/ NEIL SMITH Neil Smith Vice President and Corporate Controller (Principal Accounting Officer)	August 2, 2004
* Richard J.A. de Lange Director	August 2, 2004
/s/ SCOTT M. WEISENHOFF Scott M. Weisenhoff Director	August 2, 2004
/s/ WILHELMUS C.M. GROENHUYSEN Wilhelmus C.M. Groenhuysen Director	August 2, 2004
* Dirk-Jan van Ommeren Director	August 2, 2004
*By:	/s/ JUDSON C. GREEN Judson C. Green, as Attorney-in-Fact	August 2, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Designation of Series A Cumulative Preferred Stock.(1)
3.3	Certificate of Designation of Series B Cumulative Preferred Stock.(1)
3.4	Restated Bylaws.(1)
4.1	Specimen Common Stock Certificate.(2)
4.2	Stock Option Agreement dated as of May 1, 2000 between Navigation Technologies and Judson C. Green.(2)
4.3	Stock Option Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(2)
4.4	Registration Rights Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V.(1)
4.5	Warrant Agreement dated as of April 1, 1997 between Navigation Technologies and Philips Media Services B.V.(1)
10.1	Stock Purchase Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V.(1)
10.2	Form of Demand Promissory Note for the benefit of Philips Consumer Electronic Services B.V.(1)
10.3	Amended & Restated Master Loan Agreement dated as of April 1, 1997 between Navigation Technologies and Philips Media Services B.V.(1)
10.4(i)	Employment Agreement dated as of April 17, 2000 between Navigation Technologies and Judson C. Green.(1)
10.4(ii)	First Amendment to Employment Agreement dated as of August 15, 2001 between Navigation Technologies and Judson C. Green.(1)
10.5	Employment Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(1)
10.6	Letter Agreement dated February 3, 1998 from Navigation Technologies agreed to and accepted by M. Salahuddin Khan.(1)
10.7	Letter Agreement dated February 13, 1997 from Navigation Technologies agreed to and accepted by Denis M. Cohen.(1)
10.8	Letter Agreement dated October 27, 1998 from Navigation Technologies agreed to and accepted by Lawrence D. Chesler.(1)
10.9(i)	Form (I) of Indemnification Agreement.(1)
10.9(ii)	Form (II) of Indemnification Agreement.(1)
10.10(i)	BMW Group International Terms and Conditions for the Purchase of Production Materials and Automotive Components dated September 24, 2001.(5)
10.10(ii)	Purchasing Terms and Conditions between BMW North America, Inc. and Navigation Technologies.(3)(6)
10.10(iii)	Agreement between BMW (South Africa) (Proprietary) Limited and Navigation Technologies B.V. commencing June 1, 1999 (the "South Africa Agreement").(3)(6)
10.10(iv)	Amendment to South Africa Agreement.(3)(5)
10.10(v)	Warranty Agreement dated August 8, 1998 between Bayerische Motoren Werke and Navigation Technologies BV (the "Warranty Agreement").(3)(5)

10.10(vi)	Letter regarding Warranty Agreement dated May 22, 2002 from Bayerische Motoren Werke to Navigation Technologies BV.(5)
10.11(i)	Data License Agreement dated December 1, 1999 between Harman International Industries, Incorporated ("Harman") and Navigation Technologies.(3)(+)
10.11(ii)	Territory License No. 6 dated September 28, 2001 between Harman and Navigation Technologies ("License No. 6").(3)(5)
10.11(iii)	Distribution Services Addendum to License No. 6 dated January 1, 2002 between Harman and Navigation Technologies.(3)(5)
10.11(iv)	Territory License No. 7 dated April 1, 2001 between Harman and Navigation Technologies ("License No. 7").(3)(6)
10.11(v)	Amendment to License No. 7 dated February 20, 2002 between Harman and Navigation Technologies.(3)(5)
21	Subsidiaries of Navigation Technologies.(1)
23	Consent of KPMG LLP.(4)
24	Power of Attorney by the Directors and Certain Officers.(7)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(+)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(+)

(+)
Filed herewith.

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
Previously filed.

(7)
Filed with Navigation Technologies' Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

QuickLinks

EXPLANATORY NOTE
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX