Form 10-K/A
period 2003-12-31
NAVTEQ CORP
filed 2004-08-03
CIK 834208

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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
None.

EXPLANATORY NOTE

        This sole purpose of this amendment is to amend Exhibit 10.8(vi) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed with the SEC on March 16, 2004, to include portions of the Exhibit that had previously been omitted ("redacted") pursuant to a request for confidential treatment. The amendment provides a revised redacted version of the Exhibit. Accordingly, Exhibit 10.8(vi) is hereby amended and restated in its entirety. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the registrant is including only Item 15 of Part IV below. The remainder of the information contained in the original Form 10-K filing is not amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

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

Signatures	Date

/s/ JUDSON C. GREEN Judson C. Green President, Chief Executive Officer and a Director (Principal Executive Officer)	August 2, 2004
/s/ DAVID B. MULLEN David B. Mullen Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 2, 2004
/s/ NEIL SMITH Neil Smith Vice President and Corporate Controller (Principal Accounting Officer)	August 2, 2004
* Richard J.A. de Lange Director	August 2, 2004

* Scott M. Weisenhoff Director	August 2, 2004
* Wilhelmus C.M. Groenhuysen Director	August 2, 2004
* Dirk-Jan van Ommeren Director	August 2, 2004
*By:	/s/ JUDSON C. GREEN Judson C. Green, as Attorney-in-Fact	August 2, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation.
3.3	Certificate of Designation of Series A Cumulative Preferred Stock.(1)
3.4	Certificate of Designation of Series B Cumulative Preferred Stock.(1)
3.5	Restated Bylaws.(2)
4.1	Specimen Common Stock Certificate.(3)
4.2	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and Judson C. Green.(*)(8)
4.3(a)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod.(*)(8)
4.3(b)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod.(*)(8)
4.4	Registration Rights Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V.(1)
4.5	Warrant Agreement dated as of April 1, 1997 between Navigation Technologies and Philips Media Services B.V.(1)
10.1	Stock Purchase Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V.(1)
10.2(i)	Employment Agreement dated as of April 17, 2000 between Navigation Technologies and Judson C. Green.(*)(1)
10.2(ii)	First Amendment to Employment Agreement dated as of August 15, 2001 between Navigation Technologies and Judson C. Green.(*)(1)
10.2(iii)	Letter Agreement between Navigation Technologies and Judson C. Green dated June 16, 2000.(*)(8)
10.3	Employment Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(*)(1)
10.4	Letter Agreement dated February 3, 1998 from Navigation Technologies agreed to and accepted by M. Salahuddin Khan.(*)(1)
10.5	Letter Agreement dated February 13, 1997 from Navigation Technologies agreed to and accepted by Denis M. Cohen.(*)(1)
10.6(i)	Form (I) of Indemnification Agreement.(1)
10.6(ii)	Form (II) of Indemnification Agreement.(1)
10.7(i)	BMW Group International Terms and Conditions for the Purchase of Production Materials and Automotive Components dated September 24, 2001.(5)
10.7(ii)	Purchasing Terms and Conditions between BMW North America, Inc. and Navigation Technologies.(4)(6)

10.7(iii)	Agreement between BMW (South Africa) (Proprietary) Limited and Navigation Technologies B.V. commencing June 1, 1999 (the "South Africa Agreement").(4)(6)
10.7(iv)	Amendment to South Africa Agreement.(4)(5)
10.7(v)	Warranty Agreement dated August 8, 1998 between Bayerische Motoren Werke and Navigation Technologies BV (the "Warranty Agreement").(4)(5)
10.7(vi)	Letter regarding Warranty Agreement dated May 22, 2002 from Bayerische Motoren Werke to Navigation Technologies BV.(5)
10.8(i)	Data License Agreement dated December 1, 1999 between Harman International Industries, Incorporated ("Harman") and Navigation Technologies.(4)(6)
10.8(ii)	Territory License No. 6 dated September 28, 2001 between Harman and Navigation Technologies ("License No. 6").(4)(5)
10.8(iii)	Distribution Services Addendum to License No. 6 dated January 1, 2002 between Harman and Navigation Technologies.(4)(5)
10.8(iv)	Territory License No. 7 dated April 1, 2001 between Harman and Navigation Technologies ("License No. 7").(4)(6)
10.8(v)	Amendment to License No. 7 dated February 20, 2002 between Harman and Navigation Technologies.(4)(5)
10.8(vi)	Territory License No. 8 dated August 1, 2002 between Harman and Navigation Technologies.(4)(+)
10.9	Second Amended and Restated Promissory Note dated June 27, 2003, by Navigation Technologies Corporation in favor of ABN AMRO Bank N.V.(10)
10.10	Guarantee Letter Agreement dated June 27, 2003, by Navigation Technologies Corporation in favor of Koninklijke Philips Electronics N.V.(10)
10.11	Deposit Agreement dated May 21, 2002 between Navigation Technologies Corporation and Koninklijke Philips Electronics N.V.(7)
10.12	Employment Agreement dated as of December 1, 2002 between Navigation Technologies Corporation and David B. Mullen.(*)(8)
10.13
Consulting Agreement dated October 15, 2000 by and between Navigation Technologies and T. Russell Shields, as amended by the First Amendment to Shields Consulting Agreement effective September 15, 2001; the Second Amendment to Shields Consulting Agreement effective October 15, 2002 and the Third Amendment to Shields Consulting Agreement effective October 15, 2002.(*)(8)
10.14	Fourth Amendment dated April 15, 2003, to the Consulting Agreement between Navigation Technologies Corporation and T. Russell Shields. (9)
10.15	Indemnity Agreement dated October 31, 1997 by and among the Company, Shields Enterprises, Inc., SEI Information Technology, Inc., T. Russell Shields and LaSalle National Bank. (8)
10.16	$15,000,000 364 Day Revolving Credit Agreement dated as of November 10, 2003, by and between Navigation Technologies North America, LLC and JPMorgan Chase Bank.(**)

10.17	Guaranty made by Navigation Technologies Corporation dated as of November 10, 2003 in favor of JPMorgan Chase Bank.(**)
10.18	Assignment and Amendment to Deposit Agreement by and among Navigation Technologies Corporation, Navigation Technologies North America, LLC and Koninklijke Philips Electronics N.V. (10)
10.19	Deal Request by Navigation Technologies to Koninklijke Philips Electronics N.V. dated April 22, 2003 (10)
10.20	Letter Agreement regarding Cross Currency Swap between Navigation Technologies B.V. and Koninklijke Philips Electronics N.V. dated May 23, 2003 (10)
10.21	Deposit Agreement by and among Navigation Technologies B.V., and Koninklijke Philips Electronics N.V. (11)
14	Code of Ethics and Business Conduct(**)
21	Subsidiaries of NAVTEQ.(**)
23	Consent of KPMG LLP(**)
24	Power of Attorney by the Directors and Certain Officers.(**)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(+)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(+)

(*)
Indicates management employment contracts or compensatory plans or arrangements.

(**)
Previously filed.

(+)
Filed herewith.

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

QuickLinks

EXPLANATORY NOTE
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX