Form 10-Q
period 2004-06-27
NAVTEQ CORP
filed 2004-08-11
CIK 834208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Yes  ☐   No  ☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of August 6, 2004 was 87,669,843.

References in this Quarterly Report on Form 10-Q to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “may,” “will,” “should” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those described in “Risk Factors” and elsewhere in this quarterly report. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I

FINANCIAL INFORMATION

Item 1.           Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2003	June 27, 2004
Assets
Current assets:
Cash and cash equivalents	$1,982	3,740
Cash on deposit with affiliate	65,307	61,856
Accounts receivable, net of allowance for doubtful accounts of $4,365 and $4,350 in 2003 and 2004, respectively	44,545	57,333
Deferred income taxes	36,614	39,721
Prepaid expenses and other current assets	5,999	5,183
Total current assets	154,447	167,833
Property and equipment, net	11,918	14,034
Capitalized software development costs, net	22,605	24,187
Long-term deferred income taxes	134,328	115,259
Deposits and other assets	1,400	5,713
Total assets	$324,698	327,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,539	16,702
Accrued payroll and related liabilities	20,344	19,710
Other accrued expenses	16,410	19,538
Deferred revenue	24,501	33,910
Total current liabilities	76,794	89,860
Fair value of derivative	23,799	13,979
Long-term deferred revenue	3,582	20,636
Other long-term liabilities	2,612	2,354
Total liabilities	106,787	126,829
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 84,153 and 87,636 shares issued and outstanding in 2003 and 2004, respectively	1,178	1,227
Additional paid-in capital	767,709	721,519
Note receivable for common stock	(219)	(219)
Deferred compensation expense	(2,332)	(1,908)
Accumulated other comprehensive loss	(26,645)	(23,684)
Accumulated deficit	(521,780)	(496,738)
Total stockholders’ equity	217,911	200,197
Total liabilities and stockholders’ equity	$324,698	327,026

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004

Net revenue	$67,534	96,600	$119,569	176,065

Operating costs and expenses:
Database licensing and production costs	28,825	44,539	52,411	84,974
Selling, general and administrative expenses	18,006	27,216	34,827	50,312
Total operating costs and expenses	46,831	71,755	87,238	135,286

Operating income	20,703	24,845	32,331	40,779

Other income (expense):
Interest income	81	187	118	330
Interest expense	(3)	(7)	(10)	(8)
Foreign currency gain (loss)	2,258	(393)	6,377	(722)
Other expense	6	29	6	11

Income before income taxes	23,045	24,661	38,822	40,390

Income tax expense	(272)	(9,338)	(572)	(15,348)

Net income	$22,773	15,323	$38,250	25,042

Earnings per share of common stock:
Basic	$0.27	0.18	$0.46	0.29
Diluted	$0.26	0.17	$0.44	0.27

Weighted average shares of common stock outstanding:
Basic	84,028	86,495	84,006	85,337
Diluted	87,074	91,916	87,052	91,522

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 29, 2003	June 27, 2004
Cash flows from operating activities:
Net income	$38,250	25,042
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	12,999
Depreciation and amortization	3,031	2,833
Amortization of software development costs	2,879	4,115
Foreign currency (gain) loss	(6,377)	722
Provision for bad debts	1,242	568
Stock compensation expense	—	1,526
Noncash other	12	45
Changes in operating assets and liabilities:
Accounts receivable	(10,856)	(14,486)
Prepaid expenses and other current assets	(1,063)	769
Deposits and other assets	64	(4,394)
Accounts payable	2,511	1,496
Accrued payroll and related liabilities	(2,809)	(1,281)
Other accrued expenses	(2,611)	(1,080)
Deferred revenue	1,993	26,834
Other long-term liabilities	86	(224)
Net cash provided by operating activities	26,352	55,484
Cash flows from investing activities:
Acquisition of property and equipment	(1,971)	(5,092)
Capitalized software development costs	(4,894)	(5,697)
Cash on deposit with affiliate, net	(25,500)	3,244
Net cash used in investing activities	(32,365)	(7,545)
Cash flows from financing activities:
Issuance of common stock	115	1,045
Dividends paid	—	(47,159)
Net cash provided by (used in) financing activities	115	(46,114)
Effect of exchange rate changes on cash	389	(67)
Net increase (decrease) in cash and cash equivalents	(5,509)	1,758
Cash and cash equivalents at beginning of period	9,427	1,982
Cash and cash equivalents at end of period	$3,918	3,740
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10	8
Cash paid during the period for income taxes	$950	1,714

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except per share amounts)

(1) – Unaudited Financial Statements

The accompanying condensed consolidated financial statements of NAVTEQ Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is presumed that the reader has already read the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday nearest the calendar quarter end.  The 2003 second quarter had 91 days and the 2004 second quarter had 91 days.  The 2003 year to date period had 180 days and the 2004 year to date period had 179 days.  The Company’s fiscal year end is December 31.

Certain 2003 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock-based awards to employees. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying stock exceeds the exercise price. Prior to December 2003, under the Company’s stock option plans, options were granted at exercise prices that equaled the fair value of the underlying common stock on the date of grant. In December 2003, the Company granted options at exercise prices below the fair value of the underlying common stock on the date of grant.  Stock-based compensation expense was recorded in the amount of $0 and $210 for the quarters ended June 29, 2003 and June 27, 2004, respectively, and $0 and $397 for the six months ended June 29, 2003 and June 27, 2004, respectively, in the condensed consolidated statements of operations.

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

	Quarter Ended		Six Months Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004

Net income, as reported	$22,773	15,323	$38,250	25,042
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	830	—	946
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(667)	(1,544)	(1,401)	(1,902)
Pro forma net income	$22,106	14,609	$36,849	24,086

Earnings per share of common stock:
Basic—as reported	$0.27	0.18	$0.46	0.29
Diluted—as reported	$0.26	0.17	$0.44	0.27
Basic—pro forma	$0.26	0.17	$0.44	0.28
Diluted—pro forma	$0.25	0.16	$0.42	0.26

On April 30, 2004, the Company granted 619 restricted stock units to the Company’s president and chief executive officer, pursuant to his employment agreement.  The restricted stock units are securities that require the Company to deliver one share of common stock to the holder for each vested unit.  There is no exercise price and units vest at a rate of 25% per year on each anniversary of the date of grant.  Compensation expense will be recognized ratably over the vesting periods of the restricted stock units using a fair value equal to the initial public offering price of the Company’s common stock on August 6, 2004.  During the second quarter of 2004, $1,129 of compensation expense was recorded.

(2) – Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  The adoption of this interpretation has not had, and is not expected to have, a material effect on the Company’s condensed consolidated financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 updates the guidance in SAB 101, “Revenue Recognition in Financial Statements,” integrates the related set of Frequently Asked Questions, and recognizes the role of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” in revenue recognition. The Company has adopted the guidance provided in SAB 104.  Adoption did not affect the Company’s financial condition or results of operations.

(3) – Cash on Deposit with Affiliate

The Company entered into a deposit agreement dated as of May 21, 2002 with Koninklijke Philips Electronics N.V. (“Philips N.V.”), the parent company of the Company’s majority stockholder, which was subsequently assigned to the Company’s U.S. operating subsidiary. Pursuant to the terms of the deposit agreement, the Company rolled over $45,000 of previously deposited funds on June 25, 2004, and deposited an additional $12,000 on June 25, 2004 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash. These deposits with Philips N.V. bear interest at a rate of U.S. LIBOR minus 1/4%. Deposits of $12,000 matured on June 28, 2004, at which time all amounts were paid to the Company. Deposits of $45,000 had a maturity date of July 2, 2004, at which time all amounts were rolled over at the Company’s option.

The Company’s European operating subsidiary entered into a deposit agreement dated as of September 26, 2003 with Philips N.V. Pursuant to the terms of the deposit agreement, the Company deposited $4,856 on June 25, 2004 with Philips N.V. for the purpose of optimizing the returns on temporary excess cash. These deposits with Philips N.V. bear interest at a rate of U.S. LIBOR minus 1/4% for a U.S. dollar deposit and EURIBOR/EONIA minus 1/4% for euro deposits. The deposit had a maturity date of June 28, 2004 and was repaid to the Company at maturity.

The deposit agreements with Philips N.V. expired upon completion of the initial public offering, at which time we invested cash balances in excess of our short-term operational needs in short-term investment grade instruments.

(4) – Comprehensive Income

Comprehensive income for the quarters and the six months ended June 29, 2003 and June 27, 2004 was as follows:

	Quarter Ended		Six Months Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004

Net income	$22,773	15,323	$38,250	25,042
Foreign currency translation adjustment	(11,417)	458	(15,779)	2,961
Comprehensive income	$11,356	15,781	$22,471	28,003

(5) – Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters and the six months ended June 29, 2003 and June 27, 2004 was calculated as follows:

	Quarter Ended		Six Months Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Numerator:
Net income	$22,773	15,323	$38,250	25,042

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	84,028	86,495	84,006	85,337
Effect of dilutive securities:
Employee stock options	—	4,258	—	3,930
Restricted stock units	—	17	—	9
Warrants	3,046	1,146	3,046	2,246
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	87,074	91,916	87,052	91,522

Earnings per share:
Basic	$0.27	0.18	$0.46	0.29
Diluted	$0.26	0.17	$0.44	0.27

Options to purchase 7,593 and 0 shares of common stock were outstanding at June 29, 2003 and June 27, 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(6) – Enterprise-wide Disclosures

The Company operates in one business segment and therefore does not report operating income, identifiable assets and/or other resources related to business segments. The Company derives its revenue from database license fees and professional services. Revenue is attributed to North America and Europe based on the Company’s subsidiary that executed the related agreement.

The following summarizes net revenue on a geographic basis for the quarters and the six months ended June 29, 2003 and June 27, 2004:

	Quarter Ended		Six Months Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Net revenue:
North America	$20,880	30,041	$37,468	54,939
Europe	46,654	66,559	82,101	121,126
Total net revenue	$67,534	96,600	$119,569	176,065

The following summarizes long-lived assets on a geographic basis as of December 31, 2003 and June 27, 2004:

	December 31, 2003	June 27, 2004

Property and equipment, net:
North America	$8,331	9,101
Europe	3,587	4,933
Total property and equipment, net	$11,918	14,034

Capitalized software development costs, net:
North America	$22,605	24,187
Europe	—	—
Total capitalized software development costs, net	$22,605	24,187

(7) – Foreign Currency Derivative

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V. The purpose of the Swap was to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance is payable by one of the Company’s European subsidiaries to the Company and one of its U.S. subsidiaries and is due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in the Company’s European business, cash flows are anticipated to be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, the loan was no longer designated as permanent in nature.

Under the terms of the Swap, one of the Company’s European subsidiaries makes payments to Philips N.V. in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of June 27, 2004, the outstanding intercompany obligation was $128,166 and the fair value of the Swap was a liability of $13,979.

The intercompany loan bears interest at one-month U.S. LIBOR. The Swap also provides that this European subsidiary of the Company will pay interest due in euros on a monthly basis to Philips N.V. in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings. A gain on the fair value of the Swap of $2,933 was recorded for the quarter ended June 27, 2004. This gain was offset by a foreign currency transaction loss of $739 recognized as a result of the remeasurement of the outstanding intercompany obligation at June 27, 2004, and a foreign currency transaction loss of $2,191 recognized in earnings during the quarter ended June 27, 2004 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.  A gain on the fair value of the Swap of $9,127 was recorded for the six months ended June 27, 2004. This gain was offset by a foreign currency transaction loss of $5,529 recognized as a result of the remeasurement of the outstanding intercompany obligation at June 27, 2004, and a foreign currency transaction loss of $3,560 recognized in earnings during the six months ended June 27, 2004 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.  In July 2004, Philips assigned the Swap to an unaffiliated third party.

(8) – Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer.  Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006.  As of June 27, 2004, $10,000 remained in the balance of short-term deferred revenue and $17,168 remained in the balance of long-term deferred revenue related to this agreement.  In addition, the customer has an obligation to the Company of $20,000 payable on January 15, 2007 related to license fees in 2007 and 2008.

(9) – Stockholders’ Equity

On April 28, 2004, Philips Consumer Electronic Services B.V. (“Philips B.V.”), the Company’s principal stockholder, exercised all of its outstanding warrants and acquired 3,384 shares of the Company’s common stock.  As of June 27, 2004, Philips B.V. owned 73,132 shares of common stock, or approximately 83.4%, of the Company.  In connection with a registration rights agreement between Philips B.V. and the Company, Philips B.V. exercised its first demand registration right on April 16, 2004. Pursuant to this request, the Company filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register the Company’s common stock in an initial public offering, which became effective on August 5, 2004.  At closing, the Company’s selling stockholders, Philips B.V., and NavPart I B.V., received all of the proceeds from the sale of shares in the offering.

On April 27, 2004, the Company’s board of directors and stockholders approved a reverse split of the Company’s common stock.  The ratio for the reverse split was 1-for-14, as determined by the Company’s board of directors.  The Company amended its amended and restated certificate of incorporation on August 5, 2004 to effect this reverse split and to change the number of authorized shares of common stock to 400,000.  The Company will record a reclassification between Common Stock and Additional Paid-in Capital as of the effective date of the reverse split.  All previously reported share amounts have been retroactively adjusted to give effect to the reverse split.

In April 2004, the Company declared a special cash dividend to common stockholders of record as of April 19, 2004 in the amount of approximately $47,159, which was paid on June 18, 2004.

On April 28, 2004, Philips B.V. exercised its warrants to acquire 3,384 shares of the Company’s common stock at a purchase price of $0.14 per share.  The Company received $474 in proceeds related to the exercise of the warrants.  The shares issued upon exercise of the warrants were not included in Philips’ outstanding common stock for purposes of the special cash dividend paid to our common stockholders on June 18, 2004.

(10) – Subsequent Event

On August 6, 2004, the Company granted 143 restricted stock units and options to purchase 484 shares of the Company’s common stock to certain of our directors and employees under our 2001 Stock Incentive Plan.  The restricted stock units will vest in four equal annual installments beginning on the anniversary of February 2, 2004 for those employees hired prior to such date, the anniversary of the date of hire for those employees hired after such date and the anniversary of March 19, 2004 for all directors who are not the Company’s employees or employees of the Company’s affiliates other than Mr. Miller, whose restricted stock units will begin vesting on the anniversary of the date of grant.    The options will vest 25% on the first anniversary of February 2, 2004 for those employees hired prior to such date, the anniversary of the date of hire for those employees hired after such date and the anniversary of March 19, 2004 for all directors who are not the Company’s employees or employees of the Company’s affiliates other than Mr. Miller, whose options will begin vesting on the anniversary of the date of grant.  The remainder will vest 1/36 per month thereafter over a three-year period.  The Company expects to record total compensation expense of $3,100 related to the restricted stock unit grants, of which we expect to record $1,500 in the third and fourth quarters of 2004.  The expense related to the restricted stock units will be recognized ratably over the vesting periods of the restricted stock units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands except per share amounts)

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

On April 28, 2004, Philips Consumer Electronic Services B.V. (“Philips B.V.”), a subsidiary of Koninklijke Philips Electronics N.V. (together with Philips B.V., “Philips”) exercised all of its outstanding warrants and acquired 3,384 shares of our common stock.  As of June 27, 2004, Philips owned 73,132 shares of our common stock, or approximately 83.4%.    In connection with a registration rights agreement between Philips and us, Philips B.V. exercised its first demand registration right on April 16, 2004.  Pursuant to this request, we filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register our common stock in an initial public offering which became effective on August 5, 2004.  Our selling stockholders, Philips B.V. and NavPart I B.V., received all of the proceeds from the sale of shares in the offering.

Revenue

We generate revenue primarily through the licensing of our database in North America and Europe. The largest portion of our revenue comes from digital map data used in self-contained hardware and software systems installed in vehicles. We believe that there are two key market factors that affect our performance with respect to this revenue: the number of automobiles sold for which navigation systems are either standard or an option (“adoption”) and the rate at which car buyers select navigation systems as an option (“take-rate”).

The adoption of navigation systems in automobiles and the take-rates have increased during recent years, and we expect that these will continue to increase for at least the next few years as a result of market acceptance by our customers of products and services that use our database. As the adoption of navigation systems in automobiles and the take-rates increase, we believe each of these can have a positive effect on our revenue, subject to our ability to maintain our license fee structure and customer base.

In addition, the market for products and services that use our database is evolving, and we believe that much of our future success depends upon the development of markets for a wider variety of products and services that use our database. This includes growth in GPS-enabled mobile devices, such as personal navigation devices, personal digital assistants, cellular telephones and other products and services that use digital map data.  While use of our map database in wireless telephones and in location-based products and services is still largely in development and just beginning to enter the marketplace, there are a number of personal digital assistants and personal navigation devices currently on the market in both Europe and North America that use our map database for turn-by-turn route guidance, including products offered by Garmin, Hewlett-Packard and Thales.  Our revenue growth is driven by the rate at which consumers and businesses purchase these products and services, which in turn is affected by the availability and functionality of products and services. We believe that both of these factors have increased in recent years and will continue to increase for at least the next few years. However, even if such products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will enable us to maintain profitable operations. Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database, which could materially adversely affect our business and prospects.

We have also experienced, and expect to continue to experience, difficulty in maintaining the license fees we charge for our digital map database due to a number of factors, including automotive and mobile device customer expectations of continually lower license fees each year and a highly competitive environment.  As a consequence of Tele Atlas’ acquisition of GDT in July 2004, there may be additional price pressure on our license fees in order for us to compete effectively with the combined company.  In addition, governmental and quasi-governmental entities are increasingly making map data information with higher quality and greater coverage available free of charge or at lower prices.  Customers may determine that the data offered by such entities is an adequate alternative to our map database for some of their applications.  Additionally, the availability of this data may encourage new entrants into the market by decreasing the cost to build a map database similar to ours.  In response to these pressures, we are focused on:

•                  Offering a digital map database with superior quality, detail and coverage;

•                  Providing value-added services to our customers such as distribution services, and technical and marketing support; and

•                  Enhancing and extending our product offering by adding additional content to our map database such as integrated real-time traffic data, enhancements to support advanced driver assistance systems applications that improve vehicle safety and performance, and enriched points of interest, such as restaurant reviews, hours of operation and parking availability.

We also believe that in the foreseeable future the effect on our revenue and profitability of any decreases in our license fees will be offset by volume increases as the market for products and services that use our database grows, although we cannot assure you that these increases will occur.

During the first half of 2004, unit sales to customers where we provide distribution services have increased as a percentage of total unit sales. These sales have higher incremental costs than sales where we do not provide distribution services.  In future periods, we expect the percentage of total unit sales where we provide distribution services to be consistent with the first half of 2004.

Operating Expenses

Our operating expenses are comprised of database licensing and production costs and selling, general and administrative expenses. Database licensing and production costs primarily include the purchase and licensing of source maps and employee compensation related to the construction, maintenance and delivery of our database.  Selling, general and administrative expenses primarily include employee compensation, marketing, facilities, and other administrative expenses.

Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. We anticipate that operating expenses will continue to increase as our growth and development activities continue, including further development and enhancement of our database and increasing our sales and marketing efforts.

During the second quarter of 2004, we granted approximately 619 restricted stock units to our President and Chief Executive Officer, which units vest at a rate of 25% per year on each anniversary of the date of grant.  Restricted stock units are securities that require us to deliver to the holder one share of our common stock for each vested unit.  We recorded $1,129 in compensation expense during the second quarter of 2004 related to this grant using a fair value equal to the initial public offering price of the Company’s common stock on August 6, 2004

On August 6, 2004, we granted 143 restricted stock units and options to purchase 484 shares of the Company’s common stock to certain of our directors and employees under our 2001 Stock Incentive Plan.  The restricted stock units will vest in four equal annual installments beginning on the anniversary of February 2, 2004 for those employees hired prior to such date, the anniversary of the date of hire for those employees hired after such date and the anniversary of March 19, 2004 for all directors who are not our employees or employees of our affiliates other than Mr. Miller, whose restricted stock units will begin vesting on the anniversary of the date of grant.    The options will vest 25% on the first anniversary of February 2, 2004 for those employees hired prior to such date, the anniversary of the date of hire for those employees hired after such date and the anniversary of March 19, 2004 for all directors who are not our employees or employees of our affiliates other than Mr. Miller, whose options will begin vesting on the anniversary of the date of grant.  The remainder will vest 1/36 per month thereafter over a three-year period. We expect to record total compensation expense of $3,100 related to the restricted stock unit grants, of which we expect to record $1,500 in the third and fourth quarters of 2004.  The expense related to the restricted stock units will be recognized ratably over the vesting periods of the restricted stock units.

We have historically obtained software, software-related consulting services, treasury services, tax consulting services, insurance services and purchasing services on favorable terms through our participation in Philips’ programs, which we believe have resulted in operating expense savings for us of approximately $2,000 to $2,500 per year.  Pursuant to a separation agreement with Philips effective upon the closing of the initial public offering, we can no longer obtain software, software-related consulting services, treasury services, tax consulting services and insurance from or through Philips and we can only participate in certain Philips’ purchasing programs until December 31, 2004.  To the extent we are unable to obtain such goods and services at prices and/or terms as favorable as those previously available to us, we expect that we will incur increased operating expenses in future periods.

Income Taxes

Prior to 2003, we had fully provided a valuation allowance for the potential benefits of our net operating loss and interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2003, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we believed it was more likely than not that we would be able to use the benefit to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $168,752 in 2003 and a corresponding increase in the deferred tax asset on the consolidated balance sheet. In the first half of 2004, we recorded an income tax provision on our pretax income based on our expected tax rate for the full year, and will continue to do so in future periods.

In addition, as of June 27, 2004, we had U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $215,963.  As of June 27, 2004, we have fully reserved for the tax benefits related to interest expense carryforwards as we believe it is more likely than not that the benefits will not be realized.

As of June 27, 2004, we had a valuation allowance for deferred tax assets of $85,381 related to interest expense carryforwards and Canadian net operating loss carryforwards. At such time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. Philips relinquished their controlling interest in us after our initial public offering.  We are in the process of reevaluating whether it is more likely than not that the tax benefit associated with our net operating loss carryforwards and our interest expense carryforwards will be realized.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of June 27, 2004, we had an accumulated deficit of $496,738.  We had historically financed our operations with borrowings from Philips and the sale of preferred stock to Philips.  Philips has no obligation to provide us with any additional financing in the future.

As of June 27, 2004, our balance of cash, cash equivalents and cash on deposit with Philips was $65,596, a decrease of $1,693 from December 31, 2003. In addition, we have generated positive cash flow from operations for the past ten quarters.

In April 2004, we declared a special cash dividend of approximately $47,159, which was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.

Foreign Currency Risk

Material portions of our revenue and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenue and expenses in the future. Substantially all of our international revenue and expenses are denominated in foreign currencies, principally the euro.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Europe and other foreign markets in which we have operations.  Accordingly, fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another.  In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either purchase or sales transactions using a currency other than the local currency in which it receives revenue and pays expenses.

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”  For the quarter ended June 27, 2004, we generated approximately 69% of our net revenue and incurred approximately 48% of our total costs in foreign currencies.   Our European operations reported revenue of $66,559 for the quarter ended June 27, 2004, approximately $2,973 (or approximately 3% of total revenue) of which was a result of an increase in the exchange rate of the euro against the dollar, as compared to the second quarter of 2003, with every one cent change in the exchange ratio of the euro against the dollar resulting in approximately a $550 change in our quarterly revenue and approximately a $275 change in our quarterly operating income.  For the six months ended June 27, 2004, we generated approximately 69% of our net revenue and incurred approximately 49% of our total costs in foreign currencies.   Our European operations reported revenue of $121,126 for the six months ended June 27, 2004, approximately $8,760 (or approximately 5% of total revenue) of which was a result of an increase in the exchange rate of the euro against the dollar, as compared to the first half of 2003, with every one cent change in the exchange ratio of the euro against the dollar resulting in approximately a $1,000 change in our first half revenue and approximately a $450 change in our first half operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue in the future. Approximately 24% of our revenue for the quarter ended June 27, 2004 was from two customers, accounting for approximately 15% and 9%, respectively, of our revenue. Approximately 26% of our revenue for the six months ended June 27, 2004 was from two customers, accounting for approximately 17% and 9%, respectively, of our revenue.  Our top fifteen customers accounted for approximately 77% of our revenue for the quarter ended June 27, 2004.  Our top fifteen customers accounted for approximately 76% of our revenue for the six months ended June 27, 2004.

The majority of our significant customers are automobile manufacturers and suppliers to automobile manufacturers.  Conditions in the market for new automobiles generally and conditions affecting specific automobile manufacturers and suppliers may affect sales of vehicle navigation systems incorporating our database.  Fluctuations in the automotive market have occurred in the past and are likely to occur in the future.  To the extent that our future revenue depends materially on sales of new automobiles equipped with navigation systems enabled by digital maps, our business may be vulnerable to these fluctuations.

Reverse Stock Split

On April 27, 2004, our board of directors and stockholders approved a reverse split of our common stock.  The ratio for our reverse split was 1-for-14, as determined by our board of directors.  We amended our amended and restated certificate of incorporation on August 5, 2004 to effect the reverse split and to change the number of authorized shares of common stock to 400,000.  All previously reported share amounts have been retroactively adjusted to give effect to the reverse split.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that, of the significant policies used in the preparation of our condensed consolidated financial statements, the following are critical accounting estimates, which may involve a higher degree of judgment and complexity.  Management has discussed the development and selection of these critical accounting estimates with our Audit Committee, and our Audit Committee has reviewed this disclosure.

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

Nonrefundable minimum annual licensing fees are received upfront and represent a minimum guarantee of fees to be received from the licensee (for sales made by that party to end-users) during the period of the arrangement. We generally cannot determine the amount of up-front license fees that have been earned during a given period until we receive a report from the customer. Accordingly, we amortize the total up-front fee paid by the customer ratably over the term of the arrangement. When we determine that the actual amount of licensing fees earned exceeds the cumulative revenue recognized under the amortization method (because the customer reports licensing fees to us that exceed such amount), we recognize the additional licensing revenue.

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

Revenue from licensing arrangements consisting of an original database plus a second copy of the database are allocated equally to the two shipments of our database to the customer.  The database update is considered to have a value equal to that of the original database provided under such arrangements, which is consistent with their relative fair values. Licensing arrangements that entitle the customer to unspecified updates over a period of time are recognized as revenue ratably over the period of the arrangement.

Our map database license agreements provide evidence of our arrangements with our customers, and identify key contract terms related to pricing, delivery and payment.  We do not recognize revenue from licensing our database until delivery has occurred and collection is considered probable.  We provide for estimated product returns at the time of revenue recognition based on our historical experience for such returns, which have not been material.  As a result, we do not believe there is significant risk of recognizing revenue prematurely.

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

The allowance for doubtful accounts as reflected in our condensed consolidated balance sheet reflects our best estimate of the amount of our gross accounts receivable that will not be collected.  Over time, our allowance for doubtful accounts has increased in amount reflecting our revenue growth and higher levels of concentration risk within our receivables portfolio.  Our actual level of bad debts has been relatively stable in recent years, which we believe is due to our practice of requiring customer prepayments in certain instances together with prompt identification of potential problem accounts.  We continue to refine our estimates for bad debts as our business grows, and while our credit losses have historically been within both our expectations and the provision recorded, fluctuations in credit loss rates in the future may impact our financial results.

Database Licensing, Production and Software Development Costs

We have invested significant amounts in creating and updating our database and developing related software applications for internal use. Database licensing and production costs consist of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs are expensed as incurred. These costs include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content. Database licensing and distribution costs include the direct costs related to reproduction of the database for licensing and per-copy sales and shipping and handling costs. Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable our core database to operate with emerging technologies, and (iii) applications to facilitate customer use of our database. Costs of internal-use software are accounted for in accordance with AICPA Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally four to five years. It is possible that our estimates of the remaining economic life of the technology could change from the current amortization periods. In that event, impairment charges or shortened useful lives of internal-use software could be required.

Impairment of Long-lived Assets

As of December 31, 2003 and June 27, 2004, our long-lived assets consisted of property and equipment and internal-use software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. We have generated significant taxable losses since our inception, and prior to the year ended December 31, 2003, management had concluded that a valuation allowance against substantially all of our deferred tax assets was required. However, our European operations generated taxable profits throughout 2002, and, for the year ended December 31, 2003, both our European and U.S. operations generated taxable income. During 2003, we assessed the realizability of our deferred tax assets by weighing both positive and negative evidence. Positive evidence included qualitative factors such as growing market acceptance of navigation products in Europe and North America, particularly in automobiles, our leading competitive positions in both Europe and the U.S., and the significant time required and cost involved in building a database such as ours.  Positive quantitative evidence included our strong recent operating performance in both Europe and the U.S., our projections of our future operating results that indicate that we will be able to generate sufficient taxable income to fully realize the benefits of our existing loss carryforwards before they expire, and the length of carryforward periods related to our net operating losses, approximately half of which have no statutory expiration date. Negative evidence included our history of operating losses through 2001, the likelihood of increased competition and the loss of a large customer.  After evaluating the available evidence, management determined that sufficient objective evidence existed to conclude that it is more likely than not that a portion of the deferred tax assets would be realized.  Accordingly, we reversed the valuation allowance related to net operating loss carryforwards and other temporary items in Europe and the United States, resulting in the recognition of an income tax benefit of $168,752 in 2003.   To fully realize these deferred tax assets, we will need to generate future taxable income of approximately $258,956 in Europe and approximately $201,737 of taxable income in the United States, which must include approximately $78,144 of taxable state income.  By generating taxable income in Europe and the U.S. at the levels realized in 2003 in future years, we would be able to realize the benefits of all existing net operating losses in these jurisdictions before they expire.  However, we cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could impact our financial position and net income, may be required.

As of June 27, 2004, we had a valuation allowance for deferred tax assets of $85,381 related to interest expense carryforwards and Canadian net operating loss carryforwards. At such time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions.  Philips relinquished their controlling interest in us after our initial public offering.  .  We are in the process of reevaluating whether it is more likely than not that the tax benefit associated with our net operating loss carryforwards and our interest expense carryforwards will be realized.

Results of Operations

Comparison of Quarters Ended June 29, 2003 and June 27, 2004

Operating Income, Net Income and Net Income Per Share of Common Stock. Our operating income increased from $20,703 during the second quarter of 2003 to $24,845 in the second quarter of 2004, due primarily to our revenue growth in 2004.  This revenue growth was partially offset by higher operating expenses. Our net income decreased from $22,773 in the second quarter of 2003 to $15,323 in the second quarter of 2004, due primarily to a foreign currency gain we recognized in 2003 and the recording of a full income tax provision in 2004 following the reversal of the valuation allowance related to our net operating loss carryforwards in the fourth quarter of 2003. Basic net income per share of common stock was $0.27 and $0.18 for the second quarters of 2003 and 2004, respectively.  Diluted net income per share of common stock was $0.26 and $0.17 for the second quarters of 2003 and 2004, respectively.

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

	Quarter Ended
	June 29, 2003	June 27, 2004	Change	% Change
Net revenue	$67,534	96,600	29,066	43.0%
Database licensing and production costs	28,825	44,539	15,714	54.5%
Selling, general and administrative expenses	18,006	27,216	9,210	51.1%
Other income (expense)	2,342	(184)	(2,526)
Income tax expense	(272)	(9,338)	(9,066)

Net Revenue. The increase in net revenue was due to a significant increase in database licensing, resulting primarily from increased unit sales to customers as well as a higher proportion of unit sales where we provided distribution services. Growth occurred in all geographic regions during the second quarter of 2004, as North American revenue increased 43.9% from $20,880 in the second quarter of 2003 to $30,041 in the second quarter of 2004, and European revenue increased 42.7% from $46,654 in the second quarter of 2003 to $66,559 in the second quarter of 2004. North American and European revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors and automobile manufacturers. Differences in foreign currency translation increased revenue within the European operations by approximately $2,973 during the second quarter of 2004 as compared to the second quarter of 2003 due to the strengthening of the euro. Excluding the effect of foreign currency translation, European revenue would have grown 36.3%.  Approximately 29% of our revenue in the second quarter of 2003 came from two customers (accounting for approximately 15% and 14% of net revenue, respectively), while approximately 24% of our revenue for the second quarter of 2004 came from two customers (accounting for approximately 15% and 9% of net revenue, respectively).

Database Licensing and Production Costs. The increase in database licensing and production costs was due primarily to increased production costs associated with the higher proportion of unit sales where we provided distribution services and an increased investment in our database due to geographic expansion, primarily in North America and Europe, and quality improvements. In addition, there was an unfavorable foreign currency translation effect within European operations of approximately $900 due to the strengthening euro. Reducing these expenses was the capitalization of $2,313 and $2,785 of development costs for internal-use software in the second quarter of 2003 and 2004, respectively.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings. Also contributing to the increase were expenses related to improving our infrastructure to support future growth, expenses related to the initial public offering of $516, expenses of $1,129 related to the grant of restricted stock units to our president and chief executive officer and an unfavorable foreign currency translation effect within European operations of approximately $400 due to the strengthening euro.

Other Income (Expense). As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of one of our European subsidiaries to the Company and one of its U.S. subsidiaries was reclassified from a permanent advance to an obligation that management intends to settle. This change in classification was based on management’s intention that the loan be repaid in full and on the ability of the European subsidiary to repay the loan. In accordance with SFAS No. 52, “Foreign Currency Translation,” the foreign currency gain resulting from the change in the U.S. dollar/euro exchange rate is reflected as a component of other income (expense).  During the second quarter of 2003, we recognized a net foreign currency gain of $2,264 compared to a net foreign currency loss of $(393) in the second quarter of 2004.  The gain in 2003 occurred before we entered into a foreign currency swap agreement to hedge the exchange rate effects on the aforementioned intercompany loan.

Income Tax Expense.  The increase in income tax expense in the second quarter of 2004 as compared to 2003 is primarily due to our recording of a full income tax provision based on our pretax income for the period and our estimated effective tax rate for the year.  During the fourth quarter of 2003, we determined that it was more likely than not that we would be able to realize the benefit of the net operating loss carryforwards in Europe and the United States. No income tax benefit was recorded for our domestic losses during the second quarter of 2003, because a full valuation allowance was recorded against our net deferred tax assets.  The tax expense recorded in the second quarter of 2003 related to various foreign countries where we do not have tax loss carryforwards.

Comparison of Six Months Ended June 29, 2003 and June 27, 2004

Operating Income, Net Income and Net Income Per Share of Common Stock. Our operating income increased from $32,331 during the first six months of 2003 to $40,779 in the first six months of 2004, due primarily to our revenue growth in 2004.  This revenue growth was partially offset by higher operating expenses. Our net income decreased from $38,250 in the first six months of 2003 to $25,042 in the first six months of 2004, due primarily to a foreign currency gain we recognized in 2003 and the recording of a full income tax provision in 2004 following the reversal of the valuation allowance related to our net operating loss carryforwards in the fourth quarter of 2003. Basic net income per share of common stock was $0.46 and $0.29 for the first six months of 2003 and 2004, respectively.  Diluted net income per share of common stock was $0.44 and $0.27 for the first six months of 2003 and 2004, respectively.

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

	Six Months Ended
	June 29, 2003	June 27, 2004	Change	% Change
Net revenue	$119,569	176,065	56,496	47.2%
Database licensing and production costs	52,411	84,974	32,563	62.1%
Selling, general and administrative expenses	34,827	50,312	15,485	44.5%
Other income (expense)	6,491	(389)	(6,880)
Income tax expense	(572)	(15,348)	(14,776)

Net Revenue. The increase in net revenue was due to a significant increase in database licensing, resulting primarily from increased sales to customers, as well as a higher proportion of unit sales where we provided distribution services. Growth occurred in all geographic regions during the first six months of 2004, as North American revenue increased 46.6% from $37,468 in the first six months of 2003 to $54,939 in the first six months of 2004, and European revenue increased 47.5% from $82,101 in the first six months of 2003 to $121,126 in the first six months of 2004.

North American and European revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors and automobile manufacturers during the first six months of 2004. Differences in foreign currency translation increased revenue within the European operations by approximately $8,760 during the first six months of 2004 as compared to the first six months of 2003 due to the strengthening of the euro. Excluding the effect of foreign currency translation, European revenue would have grown 36.9%.  Approximately 30% of our revenue in the first six months of 2003 came from two customers (accounting for approximately 17% and 13% of net revenue, respectively), while approximately 26% of our revenue for the first six months of 2004 came from two customers (accounting for approximately 17% and 9% of net revenue, respectively).

Database Licensing and Production Costs. The increase in database licensing and production costs was due primarily to increased production costs associated with the higher proportion of unit sales where we provided distribution services and an increased investment in our database due to geographic expansion, primarily in North America and Europe, and quality improvements. In addition, there was an unfavorable foreign currency translation effect within European operations of approximately $2,800 due to the strengthening euro. Reducing these expenses was the capitalization of $4,894 and $5,697 of development costs for internal-use software in the first six months of 2003 and 2004, respectively.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings. Also contributing to the increase were expenses related to improving our infrastructure to support future growth, expenses related to our initial public offering of $516, expenses of $1,129 related to the grant of restricted stock units to our president and chief executive officer and an unfavorable foreign currency translation effect within European operations of approximately $1,400 due to the strengthening euro.

Other Income (Expense). As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of one of our European subsidiaries to the Company and one of its U.S. subsidiaries was reclassified from a permanent advance to an obligation that management intends to settle. This change in classification was based on management’s intention that the loan be repaid in full and on the ability of the European subsidiary to repay the loan. In accordance with SFAS No. 52, “Foreign Currency Translation,” the foreign currency gain resulting from the change in the U.S. dollar/euro exchange rate is reflected as a component of other income (expense).  During the first six months of 2003, we recognized a net foreign currency gain of $6,383 compared to a net foreign currency loss of $(722) in the first six months of 2004.  The gain in 2003 occurred before we entered into a foreign currency swap agreement to hedge the exchange rate effects on the aforementioned intercompany loan.

Income Tax Expense.  The increase in income tax expense for the first six months of 2004 as compared to the first six months of 2003 is primarily due to our recording of a full income tax provision based on our pretax income for the period and our estimated effective tax rate for the year.  During the fourth quarter of 2003, we determined that it was more likely than not that we would be able to realize the benefit of the net operating loss carryforwards in Europe and the

United States. No income tax benefit was recorded for our domestic losses during the first six months of 2003, because a full valuation allowance was recorded against our net deferred tax assets.  The tax expense recorded in the first six months of 2003 related to various foreign countries where we do not have tax loss carryforwards.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of June 27, 2004, cash and cash equivalents totaled $3,740, and we had $61,856 of cash on deposit with Philips.    In April 2004, we declared a special cash dividend of approximately $47,159, which was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.

On November 10, 2003, we obtained, through our operating subsidiary for North America, a bank revolving line of credit that is scheduled to mature on November 8, 2004. Pursuant to the terms of the line of credit, we may borrow up to $15,000 at an interest rate of either U.S. LIBOR plus 1% or the greater of the prime rate or the Federal funds rate plus 0.5%. We are required to pay to the bank a quarterly facility fee of 37.5 basis points per annum on the average daily unused commitment. As of June 27, 2004, there were no borrowings on the line of credit.  We intend to renew the line of credit upon maturity.

The following table presents a trend of cash flows from operations for the quarters ended:

	2002				2003				2004
	Mar. 31,	June 30,	Sept. 29,	Dec. 31,	Mar. 30,	June 29,	Sept. 28,	Dec. 31,	Mar. 28,	June 27,

Cash flow from operations	$1,354	3,369	8,686	8,825	3,320	23,032	17,514	22,082	$4,745	55,484

Since the first quarter of 2002, our operations have continued to produce positive cash flows.  The cash flows have been driven by increased demand for our products and our ability to deliver these products profitably and collect receivables from our customers effectively. These funds have allowed us to make investments required to grow the business and provide additional cash to invest. We have entered into deposit agreements with Philips for optimizing the returns on cash which is in excess of our short-term operational needs.  The deposits bear interest at a rate of U.S. LIBOR minus ¼% for a U.S. dollar deposit and EURIBOR/EONIA minus ¼% for euro deposits, and have maturities of one to seven days.  The deposit agreements with Philips expired upon completion of the initial public offering, at which time we invested cash balances in excess of our short-term operational needs in short-term investment grade instruments.  As of June 27, 2004, we had $61,856 on deposit with Philips.

We believe that our current cash resources on hand, temporary excess cash deposited in short-term investment grade instruments, and cash flows from operations, together with the funds available from the revolving line of credit, will be adequate to satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least the next twelve months. We do, however, consider additional debt and equity financing from time to time and may enter into such financings in the future.  Philips is not obligated to provide any future financing to us.

Cash and cash equivalents increased by $1,758 during the six months ended June 27, 2004. If we included our deposits with Philips, which were highly liquid, our cash and cash equivalents balance would have decreased $1,693 during the six months ended June 27, 2004 to a balance of $65,596. The changes in cash and cash equivalents are as follows for the six months ended:

	June 29, 2003	June 27, 2004
Cash provided by operations	$26,352	55,484
Cash used in investing activities	(32,365)	(7,545)
Cash provided by (used in) financing activities	115	(46,114)
Effect of exchange rates on cash	389	(67)
Increase (decrease) in cash and cash equivalents	$(5,509)	1,758

Operating Activities

In the first half of 2003 and 2004, respectively, we generated positive cash flow from operations. In both periods, cash flow from operations was driven by improved operating results, which in turn was driven by increased demand for our products.  Our accounts receivable balance increased $10,856 and $14,486 in the first six months of 2003 and 2004, respectively, due to revenue growth and the timing of sales toward the end of each respective quarter.  In 2004, our balance of deferred revenue increased $26,834 primarily due to the receipt of a prepayment of approximately $30,000 from a customer related to a license agreement to provide map database information.  In 2004, our balance of deposits and other assets increased $4,394 primarily due to payments for third party content for our database.  We also expect to spend between $6,000 and $8,000 for additional third party content for our database during the remainder of 2004.

The $30,000 payment was the result of an agreement that we entered into with a customer during the first quarter of 2004 whereby the customer agreed to prepay $30,000.  The customer may apply a portion of the prepayment for license fees due to us in any calendar year under the agreement.  In the event the prepayment is not fully exhausted by the end of calendar year 2009, the customer may extend the term of the agreement to the end of calendar year 2010.  The prepayment was initially recorded as deferred revenue and will be recognized according to our revenue recognition policy as we receive royalty reports from the customer evidencing their use of the prepaid licenses.  The amount of recognition for prepaid licenses will be limited to $10,000 each fiscal year for 2004, 2005 and 2006.  Accordingly, $10,000 of the prepayment will be reported in short-term deferred revenue.  With respect to the prepayment, we have no obligation to refund any unused amounts nor are there any restrictions on the nature or timing of our use of the cash received.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, amounts placed on deposit with Philips and capital expenditures. We experienced temporary excess funds that were provided from operations in the first six months of 2003. We put those funds on deposit with Philips for the purpose of optimizing our returns on those funds. The net increase in our deposits was $25,500 during the first six months of 2003.  There was no significant change in the balance of our cash on deposit with Philips during the first six months of 2004 as the special dividend paid in June 2004 fully utilized excess cash from operations generated during the period.  The deposit agreements related to these deposits expired upon completion of the initial public offering, at which time we invested cash balances in excess of our short-term operational needs in short-term investment grade instruments.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $4,894 and $5,697 for the first six months of 2003 and 2004, respectively. For the remainder of 2004, we expect the capitalized costs related to software developed for internal use to be approximately $2,000 to $3,000 per quarter.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $1,971 and $5,092 during the first six months of 2003 and 2004, respectively. For 2004, we expect total capital expenditures to be approximately $8,000 to $12,000.

Financing Activities

In April 2004, we declared a special cash dividend of approximately $47,159, which was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities

(“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  The adoption of this interpretation has not had, and is not expected to have, a material effect on our condensed consolidated financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 updates the guidance in SAB 101, “Revenue Recognition in Financial Statements”, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” in revenue recognition. We have adopted the guidance in SAB 104. Adoption did not affect our financial condition or results of operations.

RISK FACTORS

Risks Related to Our Business

We derive a significant portion of our revenue from a limited number of customers, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

For the years ended December 31, 2001, 2002 and 2003, revenue from BMW AG and Harman International Industries, Inc., our top two customers, accounted for approximately 30%, 28% and 29%, respectively, of our total revenue. In addition, during those three years, sales to our top 15 customers accounted for approximately 80%, 75% and 75% of our revenue, respectively. Although we have achieved some success in expanding our customer base, we anticipate that a limited number of customers will continue to represent a significant percentage of our revenue for the foreseeable future. In addition, although we have contractual arrangements with most of our key customers, the majority of these arrangements are not long term and generally do not obligate our key customers to make any minimum or specified level of purchases. Therefore, our relationships with these key customers may or may not continue in the future, and we are not guaranteed any minimum level of revenue from them. We cannot assure you that our revenue from our current customers will reach or exceed historical levels in any future period. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

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

Our success depends upon our customers’ abilities to successfully market and sell their products incorporating our database. Continued growth in the adoption of route guidance products in the automotive industry and in the consumer mobile devices industry (in products such as personal digital assistants, wireless telephones, personal navigation devices and laptop computers), additional technological improvements in wireless devices, such as inclusion of GPS capabilities in mobile devices and increases in functional memory, and continued development by our current and potential customers of dynamic navigation, route planning, location-based information, asset tracking and other geographic-related products and services incorporating our database, are critical to our future growth. If our customers do not continue to successfully develop and market new products and services incorporating our database, or the products that our customers develop and market do not meet consumer expectations, our revenue and operating results will be adversely affected.

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

If we are unable to manage our growth effectively, our profitability and ability to implement our strategy will be adversely affected.

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

Our profitability depends significantly on the prices we are able to charge customers for our data and other services. The license fees we charge our customers are affected by a number of factors, including:

•                                          our customers’ perception of the quality of our data and other products and services;

•                                          the proliferation of navigation applications in lower-cost products and services and market acceptance of those products and services;

•                                          our customers’ expectations of lower license fees as a result of economies of scale, customer-imposed efficiency improvements and decreases in prices of hardware and software incorporating our database;

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

Increased competition could result in price reductions, reduced profit margins or loss of market share by us.

The market for map information is highly competitive. We compete with other companies and governmental and quasi-governmental agencies that provide map information to a wide variety of users in a wide range of applications with varying levels of functionality.

We currently have several major competitors in providing map information, including TeleAtlas N.V., Geographic Data Technologies Incorporated (GDT) and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use. TeleAtlas offers detailed map data for Western Europe. In addition, GDT and TeleAtlas are now offering more detailed map data for the United States than previously had been available from those companies, which enhances their ability to compete with us in the United States market. In July 2004, TeleAtlas acquired GDT, and as a result, it may be more difficult for us to compete effectively with the combined company. Governmental and quasi-governmental agencies also are making more map data information available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database.

In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressures. Increased competition from our current competitors or new market entrants (which may include our customers), actions taken by our customers to diversify their sources of supply and increase pricing pressure, the acquisition of GDT by TeleAtlas and other competitive pressures may result in price reductions, reduced profit margins or loss of market share by us.

Our dependence on our vehicle navigation systems manufacturer customers for compilation services could result in a material decrease in our revenue or otherwise adversely affect our business.

For vehicle navigation systems, we rely on our vehicle navigation systems manufacturer customers to compile copies of our map database into their proprietary formats. This can be a time and labor intensive and complex process. In some cases, these customers also are responsible for distributing the compiled database to the automobile manufacturers. If these customers do not compile or distribute our map database in a timely manner and consistent with the requirements of the automobile manufacturers, our reputation and relationships with the automobile manufacturers could be adversely affected. In other cases, our navigation systems manufacturer customers compile our map database and then return a master copy to us. We then distribute copies of the database to the automobile manufacturers in exchange for a distribution fee. If these customers do not fulfill their obligations to us to compile our map database, or to the extent we have not entered into agreements clearly specifying their obligations or fail to do so in the future, we may not be able to satisfy our obligations to automobile manufacturers, which could result in our contractual liability to these automobile manufacturers, and would likely decrease our revenue and adversely affect our business. Our vehicle navigation systems manufacturer customers also could decide to not provide compilation services to us, which would prevent us from providing distribution services to the automobile manufacturers with respect to these customers’ navigation systems, and would result in a material decrease in our revenue.

We derive a significant portion of our revenue from our international operations and economic, political and other inherent risks of international operations may adversely affect our financial performance.

We have approximately 110 field and administrative offices in 19 countries worldwide. We have substantial operations in Europe. Approximately 64%, 68% and 66% of our total revenue in 2001, 2002 and 2003, respectively, were attributable to our European operations. We expect a significant portion of our revenue and expenses will be generated by our European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, which could have a material adverse effect on our business. We also collect data in various foreign jurisdictions and outsource some production functions in foreign jurisdictions. The key risks to us of operating in foreign countries include:

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. For the year ended December 31, 2003, we generated approximately 66% of our total revenue and incurred approximately 45% of our total costs in foreign currencies. Our European operations reported revenue of $181,000 for the year ended December 31, 2003. For the year ended December 31, 2003, approximately $27,700 (or approximately 10%) of our revenue was a result of an increase in the exchange rate of the euro against the dollar, as compared to 2002, with every one cent change in the exchange ratio of the euro against the dollar resulting in a $1,600 change in our revenue and a $800 change in our operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe. Given the volatility of exchange rates, we may not be able to effectively manage our currency translation and/or transaction risks, which may adversely affect our financial condition and results of operations.

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

We have a significant amount of tax loss carry forwards and interest expense carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have recognized the value of a portion of these future tax deductions in our consolidated balance sheet at December 31, 2003. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. While we believe that sufficient positive evidence exists to support our determination that the realization of our deferred tax assets is more likely than not, we cannot assure you that we will have profitable operations in the future that will allow us to fully realize those assets.

Increased governmental regulation may place additional burdens on our business and adversely affect our ability to compete.

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

We depend upon third party sources for data to build, maintain and enhance our database. In certain cases, this data is readily available only from limited third party sources and/or at significant cost. We cannot assure you that we will be successful in maintaining our relationships with our current third party sources or that we will be able to continue to obtain data from them on acceptable terms or at all. We also cannot assure you that we will be able to obtain data from alternative sources if our current sources become unavailable. In some cases, we may obtain data on less favorable terms in order to satisfy our customers’ requirements. In addition, we may be unable to obtain data from additional sources that would allow us to enhance our existing coverage and expand our geographic coverage. Our rights to use any data we obtain may be limited in scope and duration and subject to various other terms and restrictions that may reduce its usefulness to us. Our inability to obtain data from our current sources or additional or alternative sources, or to use the acquired data for our intended purposes, may impair or delay the further development, updating and distribution of our database. Any impairments or delays may adversely affect our relationships with our customers and cause us to lose revenue. Further, if we must pay more for the data than we have in the past or acquire data on unfavorable terms to satisfy customer requirements, our profitability may be adversely affected.

If our customers do not accurately report the amount of license fees owed to us, we will not receive all of the revenue to which we are entitled.

Except with respect to our automobile manufacturer customers for whom we make and distribute copies of our database, we rely on our customers to report the amount of license fees owed to us under our agreements with them. The majority of our agreements, including those with our key customers, give us the right to audit their records to verify this information. However, these audits can be expensive, time-consuming and possibly detrimental to our ongoing business relationships with our customers. As a result, to date we have only audited a small number of customers in any given year and have relied primarily on the accuracy of our customers’ reports. To the extent those reports are inaccurate, the revenue we collect from our customers could be materially less than we should be receiving from them.  Though we believe the revenue lost from underreporting has not been material historically, we cannot estimate the impact of underpayments in the future.

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

Product liability claims present a risk of protracted litigation, substantial money damages, attorneys’ fees, costs and expenses, and diversion of management’s attention from the operation of our business. Although we have not had any product liability claims brought against us to date, we cannot assure you that claims will not be brought in the future. We attempt to mitigate the risks of product liability claims through the use of disclaimers, limitations of liability and similar provisions in our license agreements; however, we cannot assure you that any of these provisions will prove to be effective barriers to claims. Recalls also may be costly and divert management’s attention from the operation of our business. In some circumstances, we are contractually obligated to indemnify our customers for liabilities, costs and expenses arising out of product liability claims. Providing indemnification or contesting indemnification claims from our customers may result in our incurring substantial costs and expenses. In some cases, purchase orders submitted by our customers purport to incorporate certain customer-favorable contractual terms and conditions which, if given effect, could increase our potential product liability and recall liability exposure. In addition, adverse publicity may reduce our customers’ willingness to incorporate our database and related applications into their products, which would adversely affect our revenue.

Our inability to adequately protect our map database property could enable others to market databases with similar coverage and features that may reduce demand for our database and adversely affect our revenue.

We rely primarily on a combination of copyright laws, trade secrets, patents, database laws and contractual rights to establish and protect our intellectual property rights in our database, software and related technology. We cannot assure you that the steps we have taken or will take to protect our intellectual property from infringement, misappropriation or piracy will prove to be sufficient. Current or potential competitors may use our intellectual property without our authorization in the development of databases, software or technologies that are substantially equivalent or superior to ours, and even if we discover evidence of infringement, misappropriation or intellectual property piracy, our recourse against them may be limited or could require us to pursue litigation, which could involve substantial attorneys’ fees, costs and expenses and diversion of management’s attention from the operation of our business. Our database is a compilation of public domain, licensed, otherwise-acquired and independently developed information obtained from various sources such as aerial photographs, commercially available maps and data, government records, other data sources and field observation. Current or potential competitors may be able to use publicly available sources of information and techniques similar to ours to independently create a database containing substantially the same information as our database. Any of these events likely would harm our competitive position.

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

Risks Related to

Our Relationship with Philips

Philips continues to own a significant portion of our common stock and may exercise significant influence over us, and its interests may differ form those or our other stockholders.

Philips B.V. is our principal stockholder. Following our initial public offering, Philips continued to own approximately 41.2% of our issued and outstanding common stock, or 34.8% if the underwriters exercise their overallotment option in full.  In addition, the shares of NavPart II B.V., which, as of August 1, 2004, was the recordholder of 2,580 shares of our common stock, are subject to certain put and call rights between NavPart I B.V. and Philips.  If Philips acquires the shares of NavPart II pursuant to these rights, Philips would own approximately 44.1% of our issued and outstanding common stock, or 37.8% if the underwriters exercise their overallotment option in full.  NavPart I has expressed its intention to require Philips, to the extent Philips does not exercise its right to purchase the shares of NavPart II, to purchase the shares of NavPart II on or about the time of the initial public offering.

As a result, Philips B.V. could delay or prevent a change of control of us that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

•                  the election of directors;

•                  any amendment of our certificate of incorporation or bylaws;

•                  the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

•                  the defeat of any non-negotiated takeover attempt.

In taking any of these actions, Philips B.V. may act in its own interest, which may conflict with or be unfavorable to the interests of our other stockholders.

In connection with the initial public offering, we and Philips entered into a separation agreement to terminate certain services and programs provided to us by or through Philips.  As a result, we may lose operating expense savings and other benefits.

We have obtained software, software-related consulting services, treasury services, tax consulting services, insurance services and purchasing services on favorable terms through our participation in Philips’ programs, which we believe have resulted in operating expense savings for us of approximately $2,000 to $2,500 per year.  In connection with our initial public offering, Philips now owns less than 50% of our common stock.  We and Philips entered into a separation agreement to, among other things, terminate these services and programs provided to us by or through Philips.  As a result, we can no longer obtain software, software-related consulting services, treasury services, tax consulting services and insurance from or through Philips and we can only participate in certain Philips’ purchasing programs until December 31, 2004.  In some instances, due to vendor-imposed ownership threshold requirements, we will be unable to participate in certain other Philips’ purchasing programs.  Following the termination of those services and programs, to the extent we are unable to obtain goods and services at prices and/or on terms as favorable as those previously available to us, we will incur increased operating expenses which could adversely affect our financial condition and results of operations.

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

Except for the special cash dividend that was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004, we have never declared or paid any cash dividends on our common stock. Payment of future cash dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, and any limitations on dividend payments included in any financing or other agreements that we may be party to at the time. Our existing credit facility currently restricts our ability to pay dividends. Consequently, investors cannot rely on dividend income and any return to an investor on an investment in our common stock will likely depend entirely upon any future appreciation in the price of our stock. There is no guarantee that the price at which you purchased your shares will be maintained or appreciate.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation. The Swap was not designated for hedge accounting. Under the terms of the Swap, one of the Company’s European subsidiaries makes payments to Philips in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003. The Swap has a maturity date of

December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of June 27, 2004, the outstanding intercompany obligation (net of payments) was $128.2 million.  In July 2004, Philips assigned the Swap to an unaffiliated third party.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of June 27, 2004, a 10% decrease in the value of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap liability of approximately $14.2 million, while a 10% increase in the value of the euro against the U.S. dollar would result in an increase in the fair value of our Swap liability of approximately $14.2 million.

Item 4.                                   Controls and Procedures

Disclosure Controls and Procedures.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934), based on their evaluation of such controls and procedures as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

Philips Consumer Electronic Services B.V., holding a majority of the Company’s outstanding common stock, or 73,132,232 shares, approved resolutions by written consent on April 28, 2004, to (i) effect a reverse stock split in one of four different ratios by amending the Company’s certificate of incorporation, (ii) again amend the Company’s certificate of incorporation to be more applicable for a publicly traded company, (iii) amend the Company’s bylaws to be more applicable to a publicly traded company and (iv) increase the number of shares authorized for issuance under the Company’s 2001 Stock Incentive Plan to 16,428,571 shares.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

3.1                                 Amended and Restated Certificate of Incorporation*

3.2                                 Amended and Restated Bylaws*

4.1                                 Specimen Common Stock Certificate*

4.2                                 Amended and Restated Agreement Regarding Registration of Shares dated as of August 4, 2004 between NAVTEQ and NavPart I B.V.

10.1                           Amendment to Employment Agreement dated as of March 19, 2004 between Navigation Technologies and Judson C. Green.*

10.2                           Amended and Restated Employment Agreement dated as of April 30, 2004 between NAVTEQ Corporation and Judson C. Green.*

10.3                           Form of Indemnification Agreement*

10.4                           Amendment to Deposit Agreements dated as of May 18, 2004 by and among NAVTEQ B.V., NAVTEQ North America LLC and Koninklijke Phlips Electronics N.V.*

10.5                           Master Separation Agreement between Koninklijke Philips Electronics N.V. and NAVTEQ Corporation.*

10.6                           Letter Agreement Regarding Cross Currency Swap between NAVTEQ B.V. and ABN AMRO Bank N.V. dated July 27, 2004.*

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

*Filed with NAVTEQ’s Registration Statement on Form S-1 (Reg. No. 333-114637).

(b)                                  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 2004

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil T. Smith
Neil T. Smith
Vice President and Corporate Controller (Principal Accounting Officer)