Form 10-Q
period 2004-09-26
NAVTEQ CORP
filed 2004-11-09
CIK 834208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of November 1, 2004 was 87,681,484.

References in this Quarterly Report on Form 10-Q to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “may,” “will,” “should” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those described in “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I

FINANCIAL INFORMATION

Item 1.      Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2003	September 26, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,982	70,434
Cash on deposit with affiliate	65,307	—
Accounts receivable, net of allowance for doubtful accounts of $4,365 and $3,789 in 2003 and 2004, respectively	44,545	55,593
Deferred income taxes	36,614	39,147
Prepaid expenses and other current assets	6,466	9,028
Total current assets	154,914	174,202
Property and equipment, net	11,918	16,518
Capitalized software development costs, net	22,605	25,203
Long-term deferred income taxes, net	135,451	111,316
Long-term marketable securities	—	3,568
Deposits and other assets	277	8,171
Total assets	$325,165	338,978
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,539	10,760
Accrued payroll and related liabilities	20,344	21,635
Other accrued expenses	16,410	24,252
Deferred revenue	24,968	31,574
Total current liabilities	77,261	88,221
Fair value of foreign currency derivative	23,799	14,229
Long-term deferred revenue	3,582	16,670
Other long-term liabilities	2,612	6,280
Total liabilities	107,254	125,400
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 84,153 and 87,681 shares issued and outstanding in 2003 and 2004, respectively	1,178	88
Additional paid-in capital	767,709	723,021
Note receivable for common stock	(219)	—
Treasury stock (0 and 11 shares in 2003 and 2004, respectively)	—	(289)
Deferred compensation expense	(2,332)	(1,707)
Accumulated other comprehensive loss	(26,645)	(24,393)
Accumulated deficit	(521,780)	(483,142)
Total stockholders’ equity	217,911	213,578
Total liabilities and stockholders’ equity	$325,165	338,978

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004

Net revenue	$71,320	97,793	$190,889	273,858

Operating costs and expenses:
Database licensing and production costs	31,260	48,166	83,671	133,140
Selling, general and administrative expenses	20,577	27,528	55,404	77,840
Total operating costs and expenses	51,837	75,694	139,075	210,980

Operating income	19,483	22,099	51,814	62,878

Other income (expense):
Interest income	107	283	225	613
Interest expense	(8)	(2)	(18)	(10)
Foreign currency gain (loss)	202	(386)	6,579	(1,108)
Other income (expense)	2	(64)	8	(53)

Income before income taxes	19,786	21,930	58,608	62,320

Income tax expense	(1,093)	(8,334)	(1,665)	(23,682)

Net income	$18,693	13,596	$56,943	38,638
Earnings per share of common stock:
Basic	$0.22	0.16	$0.68	0.45
Diluted	$0.21	0.15	$0.65	0.42

Weighted average shares of common stock outstanding:
Basic	84,082	87,669	84,032	86,114
Diluted	87,128	92,230	87,078	91,757

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2003	September 26, 2004
Cash flows from operating activities:
Net income	$56,943	38,638
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(661)	19,557
Depreciation and amortization	4,303	4,595
Amortization of software development costs	4,524	6,503
Foreign currency (gain) loss	(6,579)	1,108
Provision for bad debts	1,455	(203)
Stock compensation expense	—	4,521
Tax benefit on non-qualified stock options	—	569
Noncash other	26	175
Changes in operating assets and liabilities:
Accounts receivable	(10,479)	(11,373)
Prepaid expenses and other current assets	(1,632)	(2,584)
Deposits and other assets	316	(8,635)
Accounts payable	1,412	(4,577)
Accrued payroll and related liabilities	(270)	(2,532)
Other accrued expenses	(654)	2,382
Deferred revenue	(4,975)	19,770
Other long-term liabilities	137	3,692
Net cash provided by operating activities	43,866	71,606
Cash flows from investing activities:
Acquisition of property and equipment	(4,084)	(9,268)
Capitalized software development costs	(7,431)	(9,101)
Purchases of marketable securities	—	(3,573)
Cash on deposit with affiliate, net	(40,341)	65,143
Net cash provided by (used in) investing activities	(51,856)	43,201
Cash flows from financing activities:
Issuance of common stock	254	806
Dividends paid	—	(47,159)
Net cash provided by (used in) financing activities	254	(46,353)
Effect of exchange rate changes on cash	411	(2)
Net increase (decrease) in cash and cash equivalents	(7,325)	68,452
Cash and cash equivalents at beginning of period	9,427	1,982
Cash and cash equivalents at end of period	$2,102	70,434
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18	10
Cash paid during the period for income taxes	$1,905	2,404

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except per share amounts)

(1) – Unaudited Financial Statements

NAVTEQ Corporation (“the Company”), formerly known as Navigation Technologies Corporation, is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by the Company’s customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal digital assistants and cell phones; server-based systems, including internet and wireless services; and paper media.

The Company is engaged primarily in the creation, updating, enhancing, licensing and distribution of its database for North America and Europe. The Company’s database is a digital representation of road transportation networks constructed to provide a high level of accuracy and the useful level of detail necessary to support route guidance products and similar applications. The Company’s database is licensed to leading automotive electronics manufacturers, automotive manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers. The Company is currently realizing revenue primarily from license fees charged to customers who have developed or are developing applications that incorporate the Company’s database.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to United States Securities and Exchange Commission Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2003 included in the Company’s Registration Statement on Form S-1 (Reg. No. 333-114637), as amended.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday preceding the calendar quarter end.  The 2003 third quarter had 91 days and the 2004 third quarter had 91 days.  The 2003 year-to-date period had 271 days and the 2004 year-to-date period had 270 days.  The Company’s fiscal year end is December 31.

Certain 2003 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock-based awards to employees. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying stock exceeds the exercise price. Prior to December 2003, all awards under the Company’s stock option plans were made at exercise prices that equaled the fair value of the underlying common stock on the date of grant. In December 2003, the Company granted options at exercise prices below the fair value of the underlying common stock on the date of grant.  Stock-based compensation expense for these options was recorded in the amount of $0 and $164 for the quarters ended September 28, 2003 and September 26, 2004, respectively, and $0 and $561 for the nine months ended September 28, 2003 and September 26, 2004, respectively, in the condensed consolidated statements of income.

On April 30, 2004, the Company granted 619 restricted stock units to the Company’s president and chief executive officer, pursuant to his employment agreement.  The restricted stock units are securities that require the Company to deliver one share of common stock to the holder for each vested unit.  There is no exercise price and units vest at a rate of 25% per year on each anniversary of the date of grant.  Compensation expense is recognized ratably over the vesting periods of each tranche of the restricted stock units using a fair value equal to the initial public offering price of the Company’s common stock on August 6, 2004.

On August 6, 2004, the Company granted 143 restricted stock units and options to purchase 482 shares of the Company’s common stock to certain directors and employees under the Company’s 2001 Stock Incentive Plan.  The restricted stock units vest in four equal annual installments beginning on the anniversary of February 2, 2004 for those employees hired prior to such date, the anniversary of the date of hire for those employees hired after such date and the anniversary of March 19, 2004 for all directors who are not the Company’s employees or employees of the Company’s affiliates other than Mr. Miller, whose restricted stock units will begin vesting on the anniversary of August 6, 2004.    The options vest 25% on the first anniversary of February 2, 2004 for those employees hired prior to such date, the anniversary of the date of hire for those employees hired after such date and the anniversary of March 19, 2004 for all directors who are not the Company’s employees or employees of the Company’s affiliates other than Mr. Miller, whose options will begin vesting on the anniversary of August 6, 2004.  The remainder will vest 1/36 per month thereafter over a three-year period.

 The Company recognized $2,831 and $3,960 of compensation expense related to these restricted stock units during the three and nine months ended September 26, 2004, respectively.  The expense related to the restricted stock units is being recognized ratably over the vesting periods of each tranche of the restricted stock units and is reported in Database Licensing and Production Costs and Selling, General and Administrative Expenses.

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

	Quarter Ended		Nine Months Ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004

Net income, as reported	$18,693	13,596	$56,943	38,638
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	1,857	—	2,803
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(205)	(2,249)	(1,606)	(3,669)
Pro forma net income	$18,488	13,204	$55,337	37,772

Earnings per share of common stock:
Basic—as reported	$0.22	0.16	$0.68	0.45
Diluted—as reported	$0.21	0.15	$0.65	0.42
Basic—pro forma	$0.22	0.15	$0.66	0.44
Diluted—pro forma	$0.21	0.14	$0.64	0.41

(2) – Cash on Deposit with Affiliate

The Company entered into a deposit agreement dated as of May 21, 2002 with Koninklijke Philips Electronics N.V. (“Philips N.V.”), the parent company of the Company’s majority stockholder prior to the Company’s initial public offering, which was subsequently assigned to the Company’s U.S. operating subsidiary. The Company’s European operating subsidiary also entered into a deposit agreement with Philips N.V. dated as of September 26, 2003.  These deposit agreements were for the purpose of optimizing the returns on temporary excess cash and earned interest at a rate of U.S. LIBOR minus 1/4% for a U.S. dollar deposit and EURIBOR/EONIA minus 1/4% for euro deposits.

The deposit agreements with Philips N.V. expired on August 11, 2004 upon completion of the Company’s initial public offering, at which time the Company invested cash balances in excess of short-term operational needs in cash equivalents and long-term marketable securities.  These securities are classified as available-for-sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  At September 26, 2004, the cost of the marketable securities approximated their fair value.

(3) – Comprehensive Income

Comprehensive income for the quarters and the nine months ended September 28, 2003 and September 26, 2004 was as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004

Net income	$18,693	13,596	$56,943	38,638
Foreign currency translation adjustment	(942)	(709)	(16,721)	2,252
Comprehensive income	$17,751	12,887	$40,222	40,890

(4) – Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock and common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters and the nine months ended September 28, 2003 and September 26, 2004 was calculated as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Numerator: Net income	$18,693	13,596	$56,943	38,638

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	84,082	87,669	84,032	86,114
Effect of dilutive securities:
Employee stock options	—	4,398	—	4,086
Restricted stock units	—	163	—	60
Warrants	3,046	—	3,046	1,497
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	87,128	92,230	87,078	91,757

Earnings per share:
Basic	$0.22	0.16	$0.68	0.45
Diluted	$0.21	0.15	$0.65	0.42

Options to purchase 993 and 0 shares of common stock were outstanding at September 28, 2003 and September 26, 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(5) – Enterprise-wide Disclosures

The Company operates in one business segment and therefore does not report operating income, identifiable assets and/or other resources related to business segments. The Company derives its revenue from database license fees and professional services. Revenue is attributed to North America and Europe based on the Company’s subsidiary that executed the related agreement.

The following summarizes net revenue on a geographic basis for the quarters and the nine months ended September 28, 2003 and September 26, 2004:

	Quarter Ended		Nine Months Ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Net revenue:
North America	$24,808	29,470	$62,276	84,408
Europe	46,512	68,323	128,613	189,450
Total net revenue	$71,320	97,793	$190,889	273,858

The following summarizes long-lived assets on a geographic basis as of December 31, 2003 and September 26, 2004:

	December 31, 2003	September 26, 2004

Property and equipment, net:
North America	$8,331	11,467
Europe	3,587	5,051
Total property and equipment, net	$11,918	16,518

Capitalized software development costs, net:
North America	$22,605	25,203
Europe	—	—
Total capitalized software development costs, net	$22,605	25,203

(7) – Foreign Currency Derivative

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V., which was subsequently assigned to an unaffiliated third party in the third quarter of 2004. The purpose of the Swap was to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance is payable by one of the Company’s European subsidiaries to the Company and one of its U.S. subsidiaries and is due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in the Company’s European business, cash flows were and still are anticipated to be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, the loan was no longer designated as permanent in nature.

Under the terms of the Swap, one of the Company’s European subsidiaries made payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of September 26, 2004, the outstanding intercompany obligation was $114,719 and the fair value of the Swap was a liability of $14,229.

The intercompany loan bears interest at one-month U.S. LIBOR. The Swap also provides that this European subsidiary of the Company will pay interest due in euros on a monthly basis to the other party to the Swap in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings. A loss on the fair value of the Swap of $51 was recorded for the quarter ended September 26, 2004. This loss was offset by a foreign currency transaction gain of $1,484 recognized as a result of the remeasurement of the outstanding intercompany obligation at September 26, 2004, and a foreign currency transaction loss of $1,418 recognized in earnings during the quarter ended September 26, 2004 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.  A gain on the fair value of the Swap of $9,076 was recorded for the nine months ended September 26, 2004. This gain was offset by a foreign currency transaction loss of $4,045 recognized as a result of the remeasurement of the outstanding intercompany obligation at September 26, 2004, and a foreign currency transaction loss of $4,978 recognized in earnings during the nine months ended September 26, 2004 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(8) – Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer.  Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006.  As of September 26, 2004, $10,000 remained in the balance of short-term deferred revenue and $13,273 remained in the balance of long-term deferred revenue related to this agreement.  In addition, the customer has an obligation to the Company of $20,000 payable on January 15, 2007 related to license fees in 2007 and 2008.

(9) – Stockholders’ Equity

In connection with a registration rights agreement between Philips Consumer Electronic Services B.V. (“Philips B.V.”) and the Company, Philips B.V. exercised its first demand registration right on April 16, 2004. Pursuant to this request, the Company filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register the Company’s common stock in an initial public offering, which became effective on August 5, 2004.  The Company’s initial public offering was completed on August 11, 2004.   At closing, the Company’s selling stockholders, Philips B.V. and NavPart I B.V., received all of the proceeds from the sale of shares in the offering.  As of September 26, 2004, Philips B.V. owned 30,521 shares of common stock, or approximately 34.8%, of the Company.

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

On April 28, 2004, Philips B.V. exercised its warrants to acquire 3,384 shares of the Company’s common stock at a purchase price of $0.14 per share.  The Company received $474 in proceeds related to the exercise of the warrants.  The shares issued upon exercise of the warrants were not included in Philips’ outstanding common stock for purposes of the special cash dividend paid to the Company’s stockholders on June 18, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands except per share amounts)

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified herein and in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

In connection with a registration rights agreement between Philips Consumer Electronic Services B.V. (“Philips B.V.”) and us, Philips B.V. exercised its first demand registration right on April 16, 2004.  Pursuant to this request, we filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register our common stock in an initial public offering, which became effective on August 5, 2004.  The initial public offering was completed on August 11, 2004.  At closing, our selling stockholders, Philips B.V. and NavPart I B.V., received all of the proceeds from the sale of shares in the offering.  As of September 26, 2004, Philips B.V. owned 30,521 shares of common stock, or approximately 34.8% of our common stock.

Revenue

We generate revenue primarily through the licensing of our database in North America and Europe. The largest portion of our revenue comes from digital map data used in self-contained hardware and software systems installed in vehicles. We believe that there are two key factors that affect our performance with respect to this revenue: the number of automobiles sold for which navigation systems are either standard or an option (‘‘adoption’’) and the rate at which car buyers select navigation systems as an option (‘‘take-rate’’).

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

In addition, the market for products and services that use our database is evolving, and we believe that much of our future success depends upon the development of markets for a wider variety of products and services that use our database. This includes growth in GPS-enabled mobile devices, such as personal navigation devices, personal digital assistants, cellular telephones and other products and services that use digital map data.  While use of our map database in wireless telephones and in location-based products and services is still largely in development and just beginning to enter the marketplace, there are a number of personal digital assistants and personal navigation devices currently on the market in both Europe and North America that use our map database for turn-by-turn route guidance, including products offered by Garmin, Dell and Thales.  Our revenue growth is driven by the rate at which consumers and businesses purchase these products and services, which in turn is affected by the availability and functionality of products and services. We believe that both of these factors have increased in recent years and will continue to increase for at least the next few years. However, even if such products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will enable us to maintain profitable operations. Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database, which could materially adversely affect our business and prospects.

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

•                  Providing value-added services to our customers such as distribution services and technical and marketing support; and

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

During the first nine months of 2004, unit sales to customers where we provide distribution services have increased as a percentage of total unit sales. These sales have higher incremental costs than sales where we do not provide distribution services.  In future periods, we expect the percentage of total unit sales where we provide distribution services to be consistent with the first nine months of 2004.

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

On August 6, 2004, we granted 143 restricted stock units and options to purchase 482 shares of the Company’s common stock to certain of our directors and employees under our 2001 Stock Incentive Plan.  The restricted stock units vest in four equal annual installments beginning on the anniversary of February 2, 2004 for those employees hired prior to such date, the anniversary of the date of hire for those employees hired after such date and the anniversary of March 19, 2004 for all directors who are not our employees or employees of our affiliates other than Mr. Miller, whose restricted stock units will begin vesting on the anniversary of August 6, 2004.    The options vest 25% on the first anniversary of February 2, 2004 for those employees hired prior to such date, the anniversary of the date of hire for those employees hired after such date and the anniversary of March 19, 2004 for all directors who are not our employees or employees of our affiliates other than Mr. Miller, whose options will begin vesting on the anniversary of August 6, 2004.  The remainder will vest 1/36 per month thereafter over a three-year period.

We expect to record total compensation expense of $16,750 related to the restricted stock unit grants.  We recognized compensation expense of $2,831 and $3,960 related to the grants of the restricted stock units during the three and nine months ended September 26, 2004.  The expense related to the restricted stock units is recognized ratably over the vesting periods of each tranche of the restricted stock units.

We have historically obtained software, software-related consulting services, treasury services, tax consulting services, insurance services and purchasing services on favorable terms through our participation in Koninklijke Philips Electronics N.V.’s (“Philips”) programs, which we believe have resulted in operating expense savings for us of approximately $2,000 to $2,500 per year.  Pursuant to a separation agreement with Philips effective upon the closing of the initial public offering, we can no longer obtain software, software-related consulting services, treasury services, tax consulting services and insurance from or through Philips and we can only participate in certain Philips’ purchasing programs until December 31, 2004.  To the extent we are unable to obtain such goods and services at prices and/or terms as favorable as those previously available to us, we expect that we will incur increased operating expenses in future periods.

Income Taxes

Prior to 2003, we had fully provided a valuation allowance for the potential benefits of our net operating loss and interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2003, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we believed it was more likely than not that we would be able to use the benefit to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $168,752 in 2003 and a corresponding increase in the deferred tax asset on the consolidated balance sheet. In the first nine months of 2004, we recorded an income tax provision on our pretax income based on our expected tax rate for the full year, and will continue to do so in future periods.

In addition, as of September 26, 2004, we had U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $215,963.  As of June 27, 2004, we had fully reserved for the tax benefits related to interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized.  At such time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering.  We are now allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards.  Consequently, we reevaluated whether it is more likely than not that the tax benefits associated with our net operating loss carryforwards combined with our interest expense carryforwards will be realized.  Based on that evaluation, we determined the amount of net deferred tax assets that we believe it is more likely than not that we will realize.  The amount that was determined did not require us to record an adjustment to the balance of the related valuation allowance.  As of September 26, 2004, we had a valuation allowance for deferred tax assets of $85,459 related to a portion of our net operating loss and interest expense carryforwards, and Canadian net operating loss carryforwards.

Currently, there is proposed legislation in The Netherlands that would reduce statutory corporate income tax rates starting in 2005.  If the proposed change is enacted and the statutory tax rate in The Netherlands is reduced, the deferred tax asset on our balance sheet would be revalued, resulting in a decrease to the asset at the time of enactment.  If the law is enacted in 2004, the adjustment would increase our 2004 effective tax rate, but should reduce the effective tax rate in future years.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of September 26, 2004, we had an accumulated deficit of $483,142.  We had historically financed our operations with borrowings from Philips and the sale of preferred stock to Philips.  Philips has no obligation to provide us with any additional financing in the future.

In April 2004, we declared a special cash dividend of approximately $47,159, which was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.

As of September 26, 2004, our balance of cash and cash equivalents and marketable securities was $74,002, compared to our cash and cash equivalents and cash on deposit with Philips as of December 31, 2003 in the amount of $67,289, which represents  an increase of $6,713 from December 31, 2003.  In addition, we have generated positive cash flow from operations for the past eleven quarters.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”  For the quarter ended September 26, 2004, we generated approximately 70% of our net revenue and incurred approximately 48% of our total costs in foreign currencies.   Our European operations reported revenue of $68,323 for the quarter ended September 26, 2004, approximately $4,013 (or approximately 4% of total revenue) of which was a result of an increase in the exchange rate of the euro against the dollar, as compared to the third quarter of 2003, with every one cent change in the exchange rate of the euro against the dollar resulting in approximately a $560 change in our quarterly revenue and approximately a $270 change in our quarterly operating income.  For the nine months ended September 26, 2004, we generated approximately 69% of our net revenue and incurred approximately 49% of our total costs in foreign currencies.   Our European operations reported revenue of $189,450 for the nine months ended September 26, 2004, approximately $12,773 (or approximately 5% of total revenue) of which was a result of an increase in the exchange rate of the euro against the dollar, as compared to the first nine months of 2003, with every one cent change in the exchange rate of the euro against the dollar resulting in approximately a $1,550 change in our first nine months of revenue and approximately a $730 change in our first nine months of operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue for the foreseeable future. Approximately 27% of our revenue for the quarter ended September 26, 2004 was from two customers, accounting for approximately 18% and 9%, respectively, of our revenue. Approximately 28% of our revenue for the nine months ended September 26, 2004 was from two customers, accounting for approximately 18% and 10%, respectively, of our revenue.  Our top fifteen customers accounted for approximately 80% and 78% of our revenue for the quarter and nine months ended September 26, 2004, respectively.

The majority of our significant customers are automobile manufacturers and suppliers to automobile manufacturers.  Conditions in the market for new automobiles in general and conditions affecting specific automobile manufacturers and suppliers may affect sales of vehicle navigation systems incorporating our database.  Fluctuations in the automotive market have occurred in the past and are likely to occur in the future.  To the extent that our future revenue depends materially on sales of new automobiles equipped with navigation systems enabled by digital maps, our business may be vulnerable to these fluctuations.

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

Revenue from licensing arrangements consisting of an original database plus a second copy of the database is allocated equally to the two shipments of our database to the customer.  The database update is considered to have a value equal to that of the original database provided under such arrangements, which is consistent with their relative fair values. Licensing arrangements that entitle the customer to unspecified updates over a period of time are recognized as revenue ratably over the period of the arrangement.

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

Allowance for Doubtful Accounts

We record allowances for estimated losses from uncollectible accounts based upon specifically identified amounts that we believe to be uncollectible. In addition, we record additional allowances based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of one of these customers or other matters affecting the collectibility of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur.

The allowance for doubtful accounts as reflected in our condensed consolidated balance sheet reflects our best estimate of the amount of our gross accounts receivable that will not be collected.  Historically, our allowance for doubtful accounts has increased in amount reflecting our revenue growth and higher levels of concentration risk within our receivables portfolio.  Our actual level of bad debts has been relatively stable in recent years, which we believe is due to our practice of requiring customer prepayments in certain instances together with prompt identification of potential problem accounts.  We continue to refine our estimates for bad debts as our business grows, and while our credit losses have historically been within both our expectations and the provision recorded, fluctuations in credit loss rates in the future may impact our financial results.

Database Licensing, Production and Software Development Costs

We have invested significant amounts in creating and updating our database and developing related software applications for internal use. Database licensing and production costs consist of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs are expensed as incurred. These costs include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content. Database licensing and distribution costs include the direct costs related to reproduction of the database for licensing and per-copy sales and shipping and handling costs. Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable our core database to operate with emerging technologies, and (iii) applications to facilitate customer use of our database. Costs of internal-use software are accounted for in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (‘‘SOP’’) No. 98-1, ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.’’ Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally three to five years. It is possible that our estimates of the remaining economic life of the technology could change from the current amortization periods. In that event, impairment charges or shortened useful lives of internal-use software could be required.

Impairment of Long-lived Assets

As of December 31, 2003 and September 26, 2004, our long-lived assets consisted of property and equipment and internal-use software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, ‘‘Accounting for Income Taxes,’’ become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. We have generated significant taxable losses since our inception, and prior to the year ended December 31, 2003, management had concluded that a valuation allowance against substantially all of our deferred tax assets was required. However, our European operations generated taxable profits throughout 2002, and, for the year ended December 31, 2003, both our European and U.S. operations generated taxable income. During 2003, we assessed the realizability of our deferred tax assets by weighing both positive and negative evidence. Positive evidence included qualitative factors such as growing market acceptance of navigation products in Europe and North America, particularly in automobiles, our leading competitive positions in both Europe and the U.S., and the significant time required and cost involved in building a database such as ours.  Positive quantitative evidence included our strong recent operating performance in both Europe and the U.S., our projections of our future operating results that indicate that we will be able to generate sufficient taxable income to fully realize the benefits of our existing loss carryforwards before they expire, and the length of carryforward periods related to our net operating losses, approximately half of which have no statutory expiration date. Negative evidence included our history of operating losses through 2001, the likelihood of increased competition and the loss of a large customer.  After evaluating the available evidence, management determined that sufficient objective evidence existed to conclude that it is more likely than not that a portion of the deferred tax assets would be realized.  Accordingly, we reversed the valuation allowance related to net operating loss carryforwards and other temporary items in Europe and the United States, resulting in the recognition of an income tax benefit of $168,752 in 2003.

As of June 27, 2004, we had fully reserved for the tax benefits related to interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized.  At such time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions.  During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering.  We are now allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards.  Consequently, we reevaluated whether it is more likely than not that the tax benefits associated with our net operating loss carryforwards and our interest expense carryforwards will be realized.  Our evaluation considered both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence was based on the extent to which it can be objectively verified in the same manner as described above for the evaluation completed in 2003.    Based on that evaluation, we determined the amount of net deferred tax assets that we believe it is more likely than not that we will realize.  The amount that was determined did not require us to record an adjustment to the balance of the related valuation allowance.  As of September 26, 2004, we had a valuation allowance for deferred tax assets of $85,459 related to a portion of our net operating loss and interest expense carryforwards, and Canadian net operating loss carryforwards.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could impact our financial position and net income, may be required.

Results of Operations

Comparison of Quarters Ended September 28, 2003 and September 26, 2004

Operating Income, Net Income and Net Income Per Share of Common Stock. Our operating income increased from $19,483 during the third quarter of 2003 to $22,099 in the third quarter of 2004, due primarily to our revenue growth in 2004.  This revenue growth was partially offset by higher operating expenses. Our net income decreased from $18,693 in the third quarter of 2003 to $13,596 in the third quarter of 2004, due primarily to the recording of a full income tax provision in 2004 following the reversal of the valuation allowance related to our net operating loss carryforwards in the fourth quarter of 2003. Basic net income per share of common stock was $0.22 and $0.16 for the third quarters of 2003 and 2004, respectively.  Diluted net income per share of common stock was $0.21 and $0.15 for the third quarters of 2003 and 2004, respectively.

The following table highlights changes in selected financial statement line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table. In addition, the percentage change for income tax expense as compared to the prior year is not specified below. We believe that this percentage is not meaningful since the change is unusually large due to a non-recurring item as more fully described in the narrative section for income tax expense.

	Quarter Ended
	September 28, 2003	September 26, 2004	Change	% Change
Net revenue	$71,320	97,793	26,473	37.1%
Database licensing and production costs	31,260	48,166	16,906	54.1%
Selling, general and administrative expenses	20,577	27,528	6,951	33.8%
Income tax expense	(1,093)	(8,334)	(7,241)

Net Revenue. The increase in net revenue was due to a significant increase in database licensing, resulting primarily from increased unit sales to customers as well as a higher proportion of unit sales where we provided distribution services. Growth occurred in all geographic regions during the third quarter of 2004, as North American revenue increased 18.8% from $24,808 in the third quarter of 2003 to $29,470 in the third quarter of 2004, and European revenue increased 46.9% from $46,512 in the third quarter of 2003 to $68,323 in the third quarter of 2004. North American and European revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors and automobile manufacturers. Differences in foreign currency translation increased revenue within the European operations by approximately $4,013 during the third quarter of 2004 as compared to the third quarter of 2003 due to the strengthening of the euro. Excluding the effect of foreign currency translation, European revenue would have grown 38.3%.  Approximately 30% of our revenue in the third quarter of 2003 came from two customers (accounting for approximately 19% and 11% of net revenue, respectively), while approximately 27% of our revenue for the third quarter of 2004 came from two customers (accounting for approximately 18% and 9% of net revenue, respectively).

Database Licensing and Production Costs. The increase in database licensing and production costs was due primarily to increased production costs associated with the higher proportion of unit sales where we provided distribution services and an increased investment in our database due to geographic expansion and quality improvements. In addition, there was an unfavorable foreign currency translation effect within European operations of approximately $1,340 due to the strengthening euro. Reducing these expenses was the capitalization of $2,537 and $3,404 of development costs for internal-use software in the third quarter of 2003 and 2004, respectively.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings. Also contributing to the increase were expenses related to improving our infrastructure to support future growth, expenses of $2,565 related to the grant of restricted stock units to our president and chief executive officer and to certain of our directors and employees and an unfavorable foreign currency translation effect within European operations of approximately $582 due to the strengthening euro.

Income Tax Expense.  The increase in income tax expense in the third quarter of 2004 as compared to 2003 is primarily due to our recording of a full income tax provision based on our pretax income for the period and our estimated effective tax rate for the year.  During the fourth quarter of 2003, we determined that it was more likely than not that we would be able to realize the benefit of the net operating loss carryforwards in Europe and the United States.  Consequently we reversed the valuation allowance we had previously recorded related to those loss carryforwards, and we began recording a full income tax provision in the first quarter of 2004. No income tax benefit was recorded for our U.S. losses during the third quarter of 2003, because at that time, we believed it was more likely than not that we would not realize this benefit, and therefore, had a full valuation allowance recorded against our net deferred tax assets.  The tax expense recorded in the third quarter of 2003 related to various foreign countries where we do not have tax loss carryforwards.

Comparison of Nine Months Ended September 28, 2003 and September 26, 2004

Operating Income, Net Income and Net Income Per Share of Common Stock. Our operating income increased from $51,814 during the first nine months of 2003 to $62,878 in the first nine months of 2004, due primarily to our revenue growth in 2004.  This revenue growth was partially offset by higher operating expenses. Our net income decreased from $56,943 in the first nine months of 2003 to $38,638 in the first nine months of 2004, due primarily to a foreign currency gain we recognized in 2003 and the recording of a full income tax provision in 2004 following the reversal of the valuation allowance related to our net operating loss carryforwards in the fourth quarter of 2003. Basic net income per share of common stock was $0.68 and $0.45 for the first nine months of 2003 and 2004, respectively.  Diluted net income per share of common stock was $0.65 and $0.42 for the first nine months of 2003 and 2004, respectively.

The following table highlights changes in selected financial statement line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table. In addition, the percentage changes for other income (expense) and income tax expense as compared to the prior year are not specified below. We believe that these percentages are not meaningful since the changes are unusually large due to non-recurring items affecting each item as more fully described in the narrative section for each.

	Nine Months Ended
	September 28, 2003	September 26, 2004	Change	% Change
Net revenue	$190,889	273,858	82,969	43.5%
Database licensing and production costs	83,671	133,140	49,469	59.1%
Selling, general and administrative expenses	55,404	77,840	22,436	40.5%
Other income (expense)	6,794	(558)	(7,352)
Income tax expense	(1,665)	(23,682)	(22,017)

Net Revenue. The increase in net revenue was due to a significant increase in database licensing, resulting primarily from increased sales to customers, as well as a higher proportion of unit sales where we provided distribution services. Growth occurred in all geographic regions during the first nine months of 2004, as North American revenue increased 35.5% from $62,276 in the first nine months of 2003 to $84,408 in the first nine months of 2004, and European revenue increased 47.3% from $128,613 in the first nine months of 2003 to $189,450 in the first nine months of 2004. North American and European revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors and automobile manufacturers during the first nine months of 2004. Differences in foreign currency translation increased revenue within the European operations by approximately $12,773 during the first nine months of 2004 as compared to the first nine months of 2003 due to the strengthening of the euro. Excluding the effect of foreign currency translation, European revenue would have grown 37.4%.  Approximately 30% of our revenue in the first nine months of 2003 came from two customers (accounting for approximately 18% and 12% of net revenue, respectively), while approximately 28% of our revenue for the first nine months of 2004 came from two customers (accounting for approximately 18% and 10% of net revenue, respectively).

Database Licensing and Production Costs. The increase in database licensing and production costs was due primarily to increased production costs associated with the higher proportion of unit sales where we provided distribution services and an increased investment in our database due to geographic expansion and quality improvements. In addition, there was an unfavorable foreign currency translation effect within European operations of approximately $4,115 due to the strengthening euro. Reducing these expenses was the capitalization of $7,431 and $9,101 of development costs for internal-use software in the first nine months of 2003 and 2004, respectively.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings. Also contributing to the increase were expenses related to improving our infrastructure to support future growth, expenses related to our initial public offering of $1,013, expenses of $3,694 related to the grant of restricted stock units to our president and chief executive officer and to certain of our directors and employees and an unfavorable foreign currency translation effect within European operations of approximately $2,006 due to the strengthening euro.

Other Income (Expense). As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of one of our European subsidiaries to the Company and one of its U.S. subsidiaries was reclassified from a permanent advance to an obligation that management intends to settle. This change in classification was based on management’s intention that the loan be repaid in full and on the ability of the European subsidiary to repay the loan. In accordance with SFAS No. 52, ‘‘Foreign Currency Translation,’’ the foreign currency gain resulting from the change in the U.S. dollar/euro exchange rate is reflected as a component of other income (expense).  During the first nine months of 2003, we recognized a net foreign currency gain of $6,579 compared to a net foreign currency loss of $(1,108) in the first nine months of 2004.  The gain in 2003 primarily occurred before we entered into a foreign currency swap agreement to hedge the exchange rate effects on the aforementioned intercompany loan.

Income Tax Expense.  The increase in income tax expense for the first nine months of 2004 as compared to the first nine months of 2003 is primarily due to our recording of a full income tax provision based on our pretax income for the period and our estimated effective tax rate for the year.  During the fourth quarter of 2003, we determined that it was more likely than not that we would be able to realize the benefit of the net operating loss carryforwards in Europe and the United States.  Consequently, we reversed the valuation allowance we had previously recorded related to those loss carryforwards, and we began recording a full income tax provision in the first quarter of 2004. No income tax benefit was recorded for our U.S. losses during the first nine months of 2003, because at that time, we believed it was more likely than not that we would not realize this benefit, and therefore, had a full valuation allowance recorded against our net deferred tax assets.  The tax expense recorded in the first nine months of 2003 related to various foreign countries where we do not have tax loss carryforwards.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of September 26, 2004, cash and cash equivalents and marketable securities totaled $74,002.    In April 2004, we declared a special cash dividend of approximately $47,159, which was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.

On November 10, 2003, we obtained, through our operating subsidiary for North America, a bank revolving line of credit that matured on November 8, 2004. Pursuant to the terms of the line of credit, we may borrow up to $15,000 at an interest rate of either U.S. LIBOR plus 1% or the greater of the prime rate or the Federal funds rate plus 0.5%. We are required to pay to the bank a quarterly facility fee of 37.5 basis points per annum on the average daily unused commitment. As of September 26, 2004, there were no borrowings on the line of credit.

On November 9, 2004, we obtained, through our operating subsidiary for North America, a new revolving line of credit that is scheduled to mature on December 1, 2005.  Pursuant to the terms of the line of credit, we may borrow up to $25,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  We have guaranteed our operating subsidiary's obligations under this facility.

The following table presents a trend of cash flows from operations for the quarters ended:

	2003				2004
	Mar. 30,	June 29,	Sept. 28,	Dec. 31,	Mar. 28,	June 27,	Sept. 26,
Cash flow from operations	$3,320	23,032	17,514	22,082	4,911	50,925	15,770

Since the first quarter of 2002, our operations have continued to produce positive cash flows.  The cash flows have been driven by increased demand for our products and our ability to deliver these products profitably and collect receivables from our customers effectively. These funds have allowed us to make investments required to grow the business and provide additional cash to invest. We previously deposited cash in excess of our short-term operational needs with Philips pursuant to deposit agreements.  The deposit agreements with Philips expired on August 11, 2004, at which time we invested cash balances in excess of our short-term operational needs in cash equivalents and long-term marketable securities.

We believe that our current cash resources on hand, temporary excess cash deposited in cash equivalents and marketable securities, and cash flows from operations, together with funds available from the revolving line of credit, will be adequate to satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least the next twelve months.  We do, however, consider additional debt and equity financing from time to time and may enter into such financings in the future.  Philips is not obligated to provide any future financing to us.

Cash and cash equivalents increased by $68,452 during the nine months ended September 26, 2004.  The changes in cash and cash equivalents are as follows for the nine months ended:

	September 28, 2003	September 26, 2004
Cash provided by operations	$43,866	71,606
Cash provided by (used in) investing activities	(51,856)	43,201
Cash provided by (used in) financing activities	254	(46,353)
Effect of exchange rates on cash	411	(2)
Increase (decrease) in cash and cash equivalents	$(7,325)	68,452

Operating Activities

In the first nine months of 2003 and 2004, respectively, we generated positive cash flow from operations. In both periods, cash flow from operations was driven by improved operating results, which in turn was driven by increased demand for our products.  Our accounts receivable balance increased $10,479 and $11,373 in the first nine months of 2003 and 2004, respectively, due to revenue growth and the timing of sales toward the end of each respective period.  In 2004, our balance of deferred revenue increased $19,770 primarily due to the receipt of a prepayment of $30,000 from a customer related to a license agreement to provide map database information.  In 2004, our balance of deposits and other assets increased $8,635 primarily due to payments for third party content for our database.  We also expect to spend approximately $2,000 for additional third party content for our database during the remainder of 2004.

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

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, amounts placed on deposit with Philips, purchases of marketable securities and capital expenditures. We experienced temporary excess funds that were provided from operations in the first nine months of 2003. We put those funds on deposit with Philips for the purpose of optimizing our returns on those funds. The net increase in our deposits was $40,341 during the first nine months of 2003.  For the first nine months of 2004, net deposits decreased by $65,143 because the related deposit agreements expired upon completion of the initial public offering.  Upon expiration of these deposit agreements, we invested cash balances in excess of our short-term operational needs in cash equivalents and long-term marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $7,431 and $9,101 for the first nine months of 2003 and 2004, respectively. In the fourth quarter of 2004, we expect the capitalized costs related to software developed for internal use to be approximately $2,000 to $3,000.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $4,084 and $9,268 during the first nine months of 2003 and 2004, respectively. For 2004, we expect total capital expenditures to be approximately $10,000 to $12,000.

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

Prior to April 22, 2003, we had not engaged in activities to hedge our foreign currency exposures. On that day, we entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation. The Swap was assigned to an unaffiliated third party in the third quarter of 2004.   The Swap was not designated for hedge accounting. Under the terms of the Swap, one of the Company’s European subsidiaries makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of September 26, 2004, the outstanding intercompany obligation (net of payments) was $114.7 million.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of September 26, 2004, a 10% decrease in the value of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap liability of approximately $14.2 million, while a 10% increase in the value of the euro against the U.S. dollar would result in an increase in the fair value of our Swap liability of approximately $14.2 million.

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

Internal Control over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

10.1                           Confirmation between ABN AMRO Bank N.V. and NAVTEQ B.V. regarding Swap Transaction dated July 27, 2004.

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

Dated:  November 9, 2004

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil T. Smith
Neil T. Smith
Vice President and Corporate Controller (Principal Accounting Officer)