Form 10-K
period 2004-12-31
NAVTEQ CORP
filed 2005-03-02
CIK 834208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-21323

NAVTEQ CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0170321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Merchandise Mart Suite 900 Chicago, Illinois 60654 (Address of Principal Executive Offices, including Zip Code)	(312) 894-7000 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class to be so Registered	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of February 1, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates equaled approximately $2,215,000,000.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 1, 2005 was 87,762,637.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2005 Annual Meeting of Stockholders, to be held on May 11, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the terminology used—for example, words and phrases such as “may,” “should,” “expect,” “anticipate,” “plan,” “believe,” “estimate,” “predict” and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in this annual report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Risk Factors”. Readers should carefully review this annual report in its entirety, including, but not limited to, the financial statements and notes thereto. NAVTEQ undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. You should rely only on the information contained in this document. We have not authorized anyone to provide you with information that is different. The information contained herein may only be accurate as of the date of this document.

References in this annual report to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

Item 1.  Business.

Our Company

We are a leading provider of comprehensive digital map information for automotive navigation systems, mobile navigation devices and Internet-based mapping applications. Our map database enables providers of these products and services to offer dynamic navigation, route planning, location-based services and other geographic information products and services to consumer and commercial users. We believe that our database is the most used source of digital map information for automotive and Internet-based navigation products and services in Europe and North America, and that we are a leading provider of such information for use in mobile devices.

By developing software applications that interface with our map database, our customers offer a broad range of navigation- and geographic-based products and services to consumers and businesses. Our database enables these providers to offer:

•      Dynamic Navigation.    Our map database enables real-time, detailed turn-by-turn route guidance through vehicle navigation systems, as well as through GPS-enabled handheld navigation devices, wireless telephones, and other mobile devices. Customers that use our map database to provide dynamic navigation applications include vehicle navigation systems manufacturers, such as Harman Becker, Alpine and Siemens, and mobile navigation device manufacturers, such as Garmin, Dell and Thales. Every major automobile manufacturer that currently offers a navigation system in North America or Europe uses our database in one or more of its models. Since 1999, over 7 million vehicles have been equipped with navigation systems that use our database. From 2001 to 2004, the number of units of our database incorporated by our customers into mobile devices has increased an average of over 200% annually.

•      Route Planning.    Our database enables driving directions, route optimization and map display through services provided by Internet portals and through computer software for personal and commercial use. Customers that use our map database to provide route planning applications include leading Internet portals and websites, such as AOL/MapQuest, Microsoft/MSN and Yahoo!, software developers, such as Microsoft and Rand McNally, and leading parcel and overnight delivery service companies.

•      Location-Based Services.    Our database enables location-specific information services, providing geographic information about people and places that is tailored to the immediate proximity of the specific user. Current applications using our map database include points of interest locators, mobile directory assistance services, emergency response systems, and vehicle-based telematics services. Customers that use our map database to provide location-based products and services include directory assistance providers, police and emergency care providers and wireless telephone service providers.

•      Geographic Information Systems.    Our database enables software applications that render geographic representations of information and assets for management analysis and decision making. Examples of these applications include infrastructure cataloging and tracking for government agencies and utility companies, asset tracking and fleet management for commercial logistics companies and demographic analysis, such as new location identification for restaurants and policyholder and claims analysis for insurance companies.

Our map database is a highly accurate and detailed digital representation of road transportation networks in the United States, Canada, Western Europe and other regions. Our database offers extensive geographic coverage, including data at various levels of detail for 44 countries on four continents, covering approximately 10.2 million miles of roadway. We currently provide coverage relating to approximately 5.9 million miles of roadway in the United States and Canada, which includes detailed coverage in areas in which a majority of the population live and work. In Europe, our database covers virtually all main arterial roads within Western Europe’s major highways network and has detailed coverage for numerous cities throughout Europe. Our most detailed coverage includes extensive road, route and related travel information, including attributes collected by road segment that are essential for routing and navigation, such as road classifications, details regarding ramps, road barriers, sign information, street names and addresses and traffic rules and regulations. In addition, our database currently includes over 14 million points of interest, such as airports, hotels, restaurants, retailers, civic offices and cultural sites.

We use a multi-step process to create, maintain and deliver a high-quality database. The process involves utilization of proprietary software and technologies combined with our dedicated field force of approximately 520 employees around the world. Due to the complexity of our database building process and the depth and breadth of the information it contains, we believe it would take substantial time and resources for a new market entrant to build a digital map database with a comparable level of detail and accuracy.

We originally incorporated in the State of California in August 1985 as Karlin & Collins, Inc., and reincorporated in the State of Delaware in September 1987 as Navigation Technologies Corporation. In February 2004, we changed our name to NAVTEQ Corporation.  Our principal executive offices are located at 222 Merchandise Mart, Suite 900, Chicago, Illinois 60654, and our telephone number at that address is (312) 894-7000. We maintain a web site at www.navteq.com.  Information contained on, or that may be accessed through, our web site is not part of this annual report.

Our Relationship with Philips

As of December 31, 2004, Philips Consumer Electronics Services B.V. (“Philips B.V.”), an indirect wholly-owned subsidiary of Koninklijke Philips Electronics N.V. (“Philips N.V.” or “Philips”), owned 30,520,875 shares of common stock, or approximately 34.8% of our common stock.  Philips has certain call rights with respect to 2,580,430 shares owned by NavPart II B.V (“NavPart II”), a wholly-owned subsidiary of NavPart I B.V (“NavPart I”).  According to reports furnished to us pursuant to Sections 16(a) and 13(d) of the Securities Exchange Act of 1934, Philips delivered an exercise notice to NavPart I in August 2004 with respect to the aforementioned shares owned by NavPart II.  The transfer of these shares was completed in March 2005.  Philips’ ownership as of December 31, 2004, including these shares, would be 33,101,305 shares of our common stock, or approximately 37.7% of our common stock.  See “Item 13. Certain Relationships and Related Transactions” for more information about our relationship with Philips.

Industry Overview

Consumers have traditionally relied on printed maps for vehicle navigation and route planning information. In more recent years, the use of maps in digital form has proliferated, both as a substitute for the uses provided by paper maps and for more advanced functions. In particular, the development of the digital map database industry has been, and continues to be, accelerated by the commercialization of GPS technology. Originally developed for military applications, GPS technology has been increasingly used for consumer applications and commercial usage has begun to expand as cheaper and smaller GPS chipsets have been introduced. GPS technology provides a precise latitude and longitude of an object in digital form. The usefulness of this information is enhanced by referencing it to the location of other objects. A digital map database provides a means to accurately reference relative positions of objects to each other in an automated fashion.

We are focused primarily on the segment of the digital map database industry that provides digital map information for a wide range of navigation, mapping and geographic-related applications in vehicle navigation, mobile devices and Internet-based mapping. This segment of the industry is currently experiencing rapid growth as a result of increasing consumer acceptance of navigation systems and route planning services and the active efforts today of a variety of businesses in several industries to develop and market a wide range of applications and services that incorporate a digital map database. Currently, the principal providers of digital map information within this industry segment range from several commercial providers (primarily, NAVTEQ and Tele Atlas N.V.) to numerous governmental and quasi-governmental mapping agencies (such as Ordnance Survey in the United Kingdom) that license map data for commercial use. We believe that we are the number one provider in North America and Europe within this industry segment based on revenue.

We believe that the digital map database industry will grow and evolve due to the rapid adoption of new technologies, applications and products. A variety of businesses in several industries are actively developing and marketing a wide range of applications and services that incorporate a digital map database.

Currently, we provide our digital map database and related services in several primary areas, as described below.

Vehicle Navigation

The vehicle navigation industry, consisting primarily of automobile manufacturers and their navigation systems suppliers, is currently our primary channel. The automotive industry led the early adoption of GPS-enabled navigation technologies and is currently the largest consumer of highly detailed digital map databases such as ours. In 2004, more than 80% of our revenue was generated from sales of our map database for use in self-contained navigation hardware and software systems installed in vehicles.   Although we expect our revenue generated from sales to the vehicle navigation industry will continue to grow, we expect that these sales as a percentage of our total revenue will decline over time, primarily due to anticipated higher growth rates in the use of our database in GPS-enabled mobile devices. Western Europe and North America are the two principal automotive markets that we currently address.

A number of factors are expected to continue to drive growth in the penetration of navigation systems in the European and North American markets. Technological advancements and manufacturing economies from higher production volumes are expected to lead to a continual decrease in the average price of vehicle navigation systems. Additionally, as competition among automobile manufacturers intensifies, they will increasingly look for ways to differentiate their product offerings. As a result, we expect automobile manufacturers in North America to expand beyond offering navigation systems primarily in the luxury and sport utility vehicle classes to other vehicle classes.

Mobile Devices

A variety of mobile devices have been introduced in recent years that are GPS-enabled and capable of supporting dynamic navigation and location-based services applications. These include personal digital assistants (PDAs), wireless telephones, personal navigation devices (PNDs) and laptop computers. In addition, in the United States, the Federal Communications Commission currently has mandated that by December 31, 2005, all wireless carriers must ensure that 95% of the handsets in a carrier’s total subscriber base are location-capable. This mandate is commonly referred to as E911. There is also an initiative called E112 in Europe which encourages wireless carriers to offer location-capable services. We believe that the confluence of nascent market demand for location-based services, government regulation and the desire of wireless service providers to increase their average revenue per user will continue to drive the development of location-based applications and result in accelerated growth in this area in the future.

Internet-based Mapping Applications

Leading websites and portals, such as AOL/MapQuest, Microsoft/MSN and Yahoo!, derive a substantial amount of traffic from consumers seeking route planning services such as static digital maps and point-to-point driving directions. Many of the leading websites and portals offering route planning services use our database to provide these services. The revenue we receive from these websites/portals does not represent a substantial portion of our business; however, we view this business to be an important driver of consumer awareness of digital route planning services and increased comfort levels with the more advanced dynamic navigation offerings in the vehicle and mobile device industries.

Other Applications

Commercial enterprises and government agencies also deploy location-based applications to manage certain aspects of their business. Businesses with large fleets of vehicles benefit from understanding the changing location of the vehicles and optimizing routing in order to achieve fuel and labor efficiencies. Many consumer businesses such as insurers and retailers use geographic information to analyze their customer bases, while utility companies use precise geographic information to understand the location of their assets.

Competitive Strengths

We believe that we enjoy a number of important competitive strengths that drive our success and differentiate us in the various industries we serve, including:

•      Market Leadership.    We are the leader in providing digital map information to automobile manufacturers and automotive navigation systems manufacturers in Europe and North America. Every major automobile manufacturer that currently offers a navigation system in Europe and North America uses our database in one or more of their models. Since 1999, over 7 million vehicles have been equipped with navigation systems using our database.  We believe that we are the leading provider to Internet sites providing route planning services in North America. We also believe that our experience and reputation in serving these markets enhances our ability to penetrate other industries utilizing highly accurate digital map data, such as the emerging GPS-enabled mobile device market.

•      Extensive Global Coverage.    An important consideration to automobile manufacturers, navigation systems suppliers and Internet portals is the ability to provide a comprehensive global product offering. We offer extensive geographic coverage, including 44 countries on four continents covering approximately 10.2 million miles of roadway.

•      Detail and Richness of Our Database.    We offer a highly-detailed database, enabling real-time door-to-door, turn-by-turn route guidance to specific addresses, points of interest and other locations. Unlike basic road maps, our map database currently can have over 160 unique attributes for a particular road segment, including details regarding ramps, road barriers, sign information, street names and addresses and traffic rules and regulations. Our database also includes information on an array of points of interest, such as airports, hotels, restaurants, retailers, civic offices and cultural sites. We believe that the inclusion of detailed navigation-related information as well as points of interest make our product more useful and relevant to users, enhancing the overall navigation experience. We continue to expand the detail and breadth of coverage of the database through direct collection and third party sources.

•      Integrated Data Collection Process.    We have a data collection process that combines proprietary technology with a global field force of approximately 520 trained technicians, enabling us to effectively collect, update and verify detailed road network data. We also believe that our data collection process provides superior quality and accuracy, as our field force experiences the roadway in the same manner as end-users, and that this quality and accuracy provides us with a distinct competitive advantage over comparable databases that are aggregated solely from third party sources.

•      Strong Business Relationships.    We have long-standing, collaborative relationships with manufacturers of automobiles, vehicle navigation systems and mobile devices. We are a direct supplier to a number of the major automobile manufacturers, including BMW, DaimlerChrysler, Fiat, Ford, General Motors, Porsche, PSA Peugeot Citroën, Renault and Volkswagen.  We also supply automobile manufacturers indirectly through relationships with the major navigation systems manufacturers, including AISIN AW, Alpine, Harman Becker, Siemens and Mitsubishi. In addition, we have established relationships with a number of GPS-enabled mobile device manufacturers, such as Garmin, Dell and Thales.  We work closely with these manufacturers at various points in the product life cycle to facilitate their use of our database.   We strive to collaborate with our customers in their engineering, marketing, information technology and sales functions and in any other areas within their organizations that are integral to their use of our map database.  We believe this approach improves the product offerings of our customers.

•      Consistent Global Specification.    Our maintenance of common data standards and a uniform digital mapping approach worldwide enables us to deliver highly accurate, timely and consistent data to our customers. Maintaining a consistent global specification not only enables us to rapidly enhance maps and add attributes in new or existing coverage areas, but also allows us to meet our customers’ objectives of uniform quality and format on a global basis.  This minimizes their costs and time required to process our data and incorporate it into their products and services.

Operating Strategy

We are committed to enhancing the value of our map database to our customers. Key elements of our operating strategy, which is focused on sustaining our market leadership and competitive differentiation, include:

•      Continuing to Improve Detail, Scope and Value of Our Map Database.    We continually improve the detail of the coverage of our database in key regions, such as the United States, Canada and Western Europe. We typically build out our detailed coverage first in more densely populated areas along with the major navigable routes connecting these areas. We then build out detailed coverage for less densely populated areas over time. Concurrently, we remain focused on expanding the scope and improving the value of our database through the addition of new features and attributes, such as speed limits, elevation contours and phonetic data for use in advanced voice guidance.

•      Focusing on Quality and Consistency.    We are dedicated to delivering accurate and consistent information to our customers. We perform a series of quality checks and validation tests for all critical elements throughout the map creation, update and production process. Over 400 discrete validation tests are run prior to each release of the database. We believe this focus on quality and consistency increases customer and end-user satisfaction and enhances our position as a high-quality provider of digital map information. Further, our dedicated field force provides a level of accuracy that we believe cannot be replicated without direct observation of the road network.

•      Providing a Range of Value-Added Services.    We provide our customers with a variety of support services that facilitate the development, marketing and distribution of products that utilize our map database. We provide technical support and consulting services to assist our customers in integrating our data into their products and services. In addition, we provide enhanced distribution services, enabling customers to outsource the production and distribution of storage media containing our database for inclusion with their products. Finally, we offer marketing services that assist our customers in selling their navigation products, including automobile dealer education and training, direct mail marketing materials and on-site displays and promotional materials.

•      Improving Collection, Production and Delivery Technologies.    We strive to continually improve our data collection, processing, distribution and deployment capabilities. We are currently migrating to an enhanced database platform that will enable us to support electronic, incremental delivery of map data and reduce latency between data collection, database updates and distribution of information to end-users. The new system will also enable us to provide on-demand delivery to customers of updates to our map databases.

Growth Strategy

Our objective is to be the leading provider of digital map information for navigation and other geographic-information-based products and services. Key elements of our growth strategy include:

•      Capitalizing on Growth in Vehicle Navigation Industry.    We believe a primary driver of our growth will be an increase in the number of vehicles sold with navigation systems. We estimate that less than 5% and 12% of the new vehicles sold in North America and Europe, respectively, in 2004 were equipped with navigation systems. We believe that navigation systems sales will grow as a result of a number of factors, including availability beyond the luxury and sport utility vehicle classes in North America, increased consumer awareness and a decrease in the prices for navigation systems. We intend to leverage our market leadership position and relationships with automobile and navigation systems manufacturers to capitalize on the expected growth of the vehicle navigation market.

•      Facilitating Development of New Consumer Applications.    We believe that the increasing inclusion of GPS capabilities in wireless telephones as well as technological advances in other mobile consumer devices, such as digital organizers and personal navigation devices, are driving the development and adoption of additional navigation, route planning and location-based products and services. We collaborate with various software application developers and mobile device manufacturers to assist them in the development and deployment of navigation, route planning and location-based products and services. We also provide manufacturers with technical support, software tools and marketing services to accelerate time to market for their products, which can reduce their development costs and increase interoperability and standardization of applications that use our database.

•      Expanding Geographically.    We intend to strengthen our global presence by expanding into areas that we, in collaboration with our customers, believe have high potential demand. In newer geographic markets, such as Eastern Europe and Asia, we expand coverage by first focusing on establishing detailed coverage of the most populated cities and tourist areas as well as completing links between cities to maximize connectivity along primary navigation routes.

•      Enhancing and Extending Product Offering.    We continually work with manufacturers of automobiles, navigation systems and mobile devices to enhance and extend our database product offering and improve functionality to meet the evolving demands of our customers and end-users. We strive to solicit and respond to feedback from customers and end-users of our database. Future initiatives that we believe offer long term potential include integrated real-time traffic data, enhancements to support advanced driver assistance systems applications that improve vehicle safety and performance, and enriched points of interest information, such as restaurant reviews, hours of operation and parking availability.

•      Increasing Sales of Map Updates.    As the use of navigation systems expands and consumers of navigation products become more aware of the availability of more detailed, extensive and current map data, we believe they will place increasing value on purchasing map updates. Accordingly, we believe our installed base provides future growth opportunities via sales of map updates and we are developing a number of initiatives targeted at increasing consumer awareness and simplifying fulfillment logistics in order to promote update purchases, such as multi-year data update subscriptions.

Our Database

Our principal product is a map database that is a digital representation of road transportation networks in the United States, Canada, Western Europe and other regions. Our database is constructed to provide the high level of accuracy and detail necessary to support a variety of applications providing dynamic navigation, route planning, location-based services and other geographic information products and services. We believe our digital map has the most extensive navigable geographic coverage of any commercially available today, currently including coverage at various levels of detail for 44 countries on four continents, covering approximately 10.2 million miles of roadway.

We devote significant resources to creating, updating and enhancing our data and maintaining its quality. We also have made significant investments in software and related tools for database creation and updating. Our database is constructed to the same overall specifications regardless of coverage area so that product developers, manufacturers and service providers generally can design a single product that can be sold globally.

We provide varying levels of coverage ranging from intertown coverage, which is our base coverage, to detailed coverage, which is our most comprehensive coverage. Detailed coverage provides sufficient detail to allow turn-by-turn route guidance to addresses, points of interest and other locations within detailed coverage areas. Road network coverage, which is the coverage level in between detailed coverage and intertown coverage, typically includes most roads in the covered area with the exception of some local, residential or rural roads (referred to as functional class 5 roads) with verification made of roads that typically contain the most complex driving and navigating decisions (referred to as functional class 1-4 roads). Intertown coverage includes the major roadways and select local travel information, and seamlessly connects the detailed coverages. Route guidance products typically incorporate both detailed and intertown information.

In the United States and Canada, our database covers close to 100% of both the population and the public road network. Detailed coverage is complete for cities and their respective surrounding areas, covering in the aggregate approximately 68% of the total combined population of the United States and Canada. In Europe, our database covers 86% of the population and 87% of the public road network of 30 countries (as listed in the table below under Europe). For these 30 countries in Europe, detailed coverage is complete for urban and rural areas covering approximately 74% of the total combined population.

We currently offer coverage in the following countries:

North America

•	United States	•	Canada	•	Mexico

Europe
•	Andorra	•	Hungary	•	Portugal
•	Austria	•	Ireland	•	San Marino
•	Belgium	•	Italy	•	Scotland
•	Czech Republic	•	Liechtenstein	•	Slovak Republic
•	Denmark	•	Luxembourg	•	Slovenia
•	England	•	Monaco	•	Spain
•	Finland	•	The Netherlands	•	Sweden
•	France	•	Northern Ireland	•	Switzerland
•	Germany	•	Norway	•	Vatican City
•	Greece	•	Poland	•	Wales

Rest of World

•	Bahrain	•	Oman	•	South Africa
•	China (Hong Kong only)*	•	Qatar	•	Taiwan
•	Kuwait	•	Saudi Arabia	•	United Arab Emirates
•	Malaysia	•	Singapore

*We also offer data for mainland China indirectly through our Chinese joint venture, NAV2.

Creating, maintaining and delivering a comprehensive, high quality map database is a multi-step, labor-intensive process. We currently employ over 130 geographers in our centralized production facility and a global workforce of over 500 field analysts in 18 countries, all working with a consistent build methodology and using one global specification.

The major steps in building our digital map database include:

•      Source Acquisition.    When building a map of a new area, it is generally more efficient and productive for us to start with a base map with basic road network information. We evaluate national, regional and local sources of private and publicly available information to obtain base road information and other points of interest, such as airports, hotels, restaurants, retailers, civic offices and cultural sites.  During initial database creation, our field force develops relationships with authorities at all levels responsible for the roadways in order to gather driving rules and other information and field-verify the database. In some cases, reliable third party source material may not be available. In these instances, we initiate field data collection.

•      Digitization.    Source material may either be in a digital or analog format (such as paper maps or aerial photography). For analog sources, we must digitize the information (convert the source material into an electronic format). This work is generally accomplished in our production facility or through select outsourcing.

•      Geometry.    The base road geometry is then associated with the appropriate longitude and latitude in a variety of ways, including field drives and the use of digital imagery.

•      Field Data Collection.    Using proprietary tools and processes, we supplement the base map data with complex geographic data, street name information and navigation information or attributes (such as barriers, one-way restrictions, turn restrictions and other driving rules and points of interest) by direct observation using our field force.

•      Geocoding.    We use our proprietary technologies and methods to convert the data that we have collected into our database according to our specifications. Our method consists of creating a geometric base of elements that represent objects in the real world and then applying additional data, such as street names and addresses, postal codes and one-way road information.

•      Data Validation.    Throughout the data entry process, hundreds of validation tests automatically check the accuracy of the data, indicating when field verification through direct observation is needed for resolution. This is complemented by monthly reports monitoring data quality and on-site field-testing of randomly selected geographic areas.

After our maps are created, we then process the data into a variety of formats and data sets for delivery to our customers in the data extraction process.

Once initial development for an area is complete we continually update our database to reflect changes to the roadway network and points of interest, and we release these updates to our customers on a periodic basis throughout the year. The major steps in maintaining and updating our digital map database include:

•      Large-Scale Sources.    When available, we utilize large-scale information (such as, governmental postal file information or high resolution digital imagery) to identify changes in our database.

•      Local Sources.    We also use our field force’s network of local and regional contacts to identify changes or additions to the road network. Our local field offices gather information on road conditions and plans from multiple sources, check data quality and continually validate database information.

•      Customer Input.    Customer and end-user feedback is captured through a comprehensive database update request process used to identify errors and anomalies in the data.

•      Field Data Collection.    Areas requiring updates or changes to the database are integrated into our on-going data-collection drive plans in order to capture the specific attribution required for navigation through direct observation.

In connection with the licensing of our map database, we sometimes provide our customers with related distribution and technical support services. These additional services facilitate the use and adoption of our database by assisting our customers with the complexities of distributing storage media (for example, multiple formats, languages and countries) and reducing their development costs and time to market for their products and services that use our data.

Distribution services include the manufacturing and shipping of storage media to automobile manufacturers and dealers or directly to end-users as well as a complete range of services, including inventory management, order processing, on-line credit card processing, multi-currency processing, localized VAT handling and consumer call center support. We handle more than one million pieces of storage media annually (both CDs and DVDs) and some component of our distribution services are currently used by more than 20 car brands.

Technical support services include technical content support, technical software support, resident engineering and program management. Technical content support is provided to all customers to assist them in optimizing use of our data in their products and services. Technical software support provides shelf-ready, third party and custom software tools and solutions. Finally, resident engineering and program management services help define and manage broad program implementation to ensure successful product launches. Our technical support services are designed to facilitate more successful and rapid entry by our customers into the navigation market, accelerate growth of the entire navigation market and enhance the relationship between us and our customers. Our technical support service staff also work closely with both sales personnel and customers to better understand customer requirements for new product deployment.

Technology

Technology development is an integral part of our continued growth and success. Our technology team consists of approximately 220 employees, focusing on initiatives to better serve our customers’ needs as well as to improve our efficiency internally. We also outsource some of our software development and data production functions to third parties located in foreign countries. This enables us to complete projects that are non-recurring, require varying or significant additional headcount or demand quick turnaround in a cost effective and timely manner.

Our customers’ evolving uses and requirements for our map database drive our technology developments and innovations in data gathering, processing, delivery and deployment. Our technology effort will continue to focus on tools and services that enable us to efficiently create, manage and distribute the map database. We expect to continue to develop proprietary technology where appropriate and to purchase or license technology where cost-effective. In addition, we are currently migrating to an enhanced database platform that will enable us to support electronic, incremental delivery of map data and reduce latency between data collection, database updates and distribution of information. The new system will also enable us to provide on-demand delivery of map database updates to our customers.

We believe that a significant factor in the successful creation and updating of our database is our proprietary software environment. We employ an integrated, centralized approach to our database, software support and operations environments. We devote significant resources and expertise to the development of a customized data management software and communications system. We also have built our workstation software to enable sophisticated database creation and the performance of updating tasks in a well-controlled and efficient environment. A particular capability that we have developed in this area is the ability to access the common database from any of our more than 110 satellite offices and the ability to edit portions of the data concurrently among several users. Our proprietary software enables our field force to gather data on a real-time basis on portable computers in field vehicles. Once the data has been gathered and stored on portable computers, our field force performs further data processing at our field offices.

Marketing and Database Distribution

Our marketing efforts include a direct sales force, attendance and exhibition at trade shows and conferences, advertisements in relevant industry periodicals, direct sales mailings and advertisements, electronic mailings and Internet-based marketing.

We provide our data to end-users through multiple distribution methods.  For example, our customers produce copies of our data on various media, such as CD-ROMs, DVDs and other storage media.  Our customers then distribute those media to end-users directly and indirectly through retail establishments, automobile manufacturers and their dealers, and other re-distributors. The media may be sold by our customer separately from its products, bundled with its products or otherwise incorporated into its products. We also produce copies of our data and distribute those copies to end-users both directly and indirectly through automobile manufacturers and their dealers. In those cases where we produce and distribute copies to end-users, the copies are either compiled into our customers’ proprietary format for use with the customers’ products or are in our common database physical storage format.  Additionally, some of our customers store our data on servers and distribute information, such as map images and driving directions, derived from our data over the Internet and through other communication networks.

Customers

We provide our database to automobile manufacturers and dealers, navigation systems manufacturers, software developers, Internet portals, parcel and overnight delivery services companies and governmental and quasi-governmental entities, among others. Our customers include developers and marketers of vehicle and mobile navigation systems and devices, providers of route planning and map display applications, providers of location-based products and services and providers of other geographic information products and services. We have entered into written agreements of various types, principally license agreements, with each of our customers. These agreements, however, are not requirements contracts.

The following table presents a representative sample of our customers and their respective map-based applications.

Industry Type	Map-Based Applications		Representative Customers
Vehicle Navigation	•	Dynamic navigation	•	BMW, Daimler-Chrysler, VW-Audi, PSA
Peugeot, Ford,
	•	Telematics services		General Motors (Automotive)
			•	Harman Becker, AISIN AW, Alpine, Siemens,
Denso (Navigation systems manufacturers)
			•	OnStar, ATX (Telematic)

Mobile Devices	•	Map display	•	Garmin, Dell,
	•	Driving directions		Thales, T-Info,
	•	Dynamic navigation		Telcontar, PTV, Tel-Map

Internet-Based Mapping	•	Map display	•	AOL/MapQuest,
	•	Driving directions		Microsoft/MSN, Yahoo! (Internet portals)
			•	Microsoft, Rand McNally (PC Software)

Other	•	Asset tracking/	•	Leading parcel and
(Commercial Logistics,		fleet management		overnight delivery
Geographic Information	•	Route optimization		service companies, PTV,
Analysis, etc.)	•	Geographic information		ESRI, Federal, state,
		analysis		local and quasi-
	•	Emergency response		government agencies
	•	Traffic management

During the fiscal years ended December 31, 2002, 2003 and 2004, BMW AG (including its affiliates) represented approximately 15%, 18% and 16% of revenue, respectively, and Harman International Industries, Inc. (including its affiliates) represented approximately 13%, 12% and 10% of our revenue, respectively. We sell copies of our database and map disks to BMW in North America and Europe pursuant to BMW’s standard purchasing terms and conditions, modified in specific instances by separate agreements with BMW. BMW is not obligated to make any minimum purchases under these arrangements. We have also entered into an agreement with BMW to develop a database for South Africa and to sell copies of this database and map disks to BMW. We have entered into a data license agreement with Harman pursuant to which we grant Harman territory-specific, non-exclusive, non-transferable licenses to use our database information in certain of Harman’s products. The license agreement does not provide for any minimum license fees. The territories currently covered by these licenses consist of the United States and Canada, Europe, South Africa and certain countries in the Middle East.

License Agreements

We license and distribute our database in several ways, including licensing and delivering our database to our business customers, such as application developers and service providers, who then distribute the database directly or indirectly to business and consumer end-users in connection with their products and services. We also license and distribute our database directly (or indirectly through distributors) to both business and consumer end-users. In addition to the basic license terms that typically provide for non-exclusive licenses, our license agreements generally include additional terms and conditions relating to the specific use of the data.

Our license fees vary depending on several factors, including the content of the data to be used by the product or service, the use for which the data has been licensed and the geographical scope of the data. The license fees paid for the licenses are usually on a per-copy basis or a per-transaction basis. In general, there is no requirement that a customer sell a minimum number of copies or transactions, although certain of the licenses require a minimum annual license fee or other minimum fee to be paid by the customer to us.

Certain of the license agreements allow our customers to require or request us to produce copies of the database on their behalf and to deliver those copies to the customer or to another distributor for redistribution to consumer end-users. Similarly, we produce and deliver database copies to automobile manufacturers pursuant to purchase orders or other agreements, and the automobile manufacturers and their dealers redistribute the copies to automobile purchasers. If a customer elects for us to provide these database copies, or if we agree to provide these copies to an automobile manufacturer, then this customer, automobile manufacturer or another party is obligated to pay us a fee for each copy that we produce and deliver which includes a per-copy license fee and a service fee for packaging and distribution.

Competition

The market for map information is highly competitive. We compete with other companies and governmental and quasi-governmental agencies that provide map information to a wide variety of users in a wide range of applications with varying levels of functionality. We believe that the principal elements of competition in the market for map information are:

•      the geographic coverage of the database;

•      the range and specificity of the information in the database;

•      database accuracy;

•      the price to customers for the use of the database; and

•      the availability of software and hardware products that are compatible with the database (or available or used in products/services that use this map information).

We currently have several major competitors, including Tele Atlas and numerous European governmental and quasi-governmental mapping agencies (such as, Ordnance Survey in the United Kingdom) that license map data for commercial use. Tele Atlas offers detailed map data for Western Europe and the United States.  In July 2004, Tele Atlas acquired Geographic Data Technology, Inc. (GDT), a digital map data company in the United States, and, as a result, it may be more difficult for us to compete effectively with the combined company. Governmental and quasi-governmental agencies are also making more map data information available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database.

In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressure. Increased competition from our current competitors or new market entrants (which may include our customers), actions taken by our customers to diversify their sources of supply and increase pricing pressure, the acquisition of GDT by Tele Atlas as well as other competitive pressures, may result in price reductions, reduced profit margins or loss of market share by us, each of which could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

Our success and ability to compete are dependent, in part, upon our ability to establish and adequately protect our intellectual property rights. In this regard, we rely primarily on a combination of copyright laws (including, in Europe, database protection laws), trade secrets and patents to establish and protect our intellectual property rights in our database, software and related technology. We hold a total of more than 140 U.S. patents, which cover a variety of technologies, including technologies relating to the collection and distribution of geographical and other data, data organization and format, and database evaluation and analysis tools. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We also protect our database, software and related technology, in part, through the terms of our license agreements and by confidentiality agreements with our employees, consultants, customers and others. We also claim rights in our trademarks and service marks. Certain of our marks are registered in the United States, Europe and elsewhere and we have filed applications to register certain other marks in these jurisdictions. We have licensed others to use certain of our marks in connection with our database and software and expect to continue licensing certain of our marks in the future.

NAVTEQ is a trademark of NAVTEQ Corporation. All other trademarks or service marks appearing in this annual report are trademarks or service marks of others.

Employees

As of December 31, 2004, we had a total of 1,541 employees. We believe that relations with our employees are good, and we have not experienced any work stoppages due to labor disputes.

International operations.

We have substantial operations in Europe and other jurisdictions and we expect a significant portion of our revenues and expenses will be generated by our European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, including compliance with, or changes in, the laws and regulatory requirements of various foreign countries and the European Union, difficulties in staffing and managing foreign subsidiary operations, taxes, trade barriers and business interruptions. In addition, substantially all of our expenses and revenues relating to our international operations are denominated in foreign currencies. Historically, we have not engaged in activities to hedge our foreign currency exposures, however, on April 22, 2003, we entered into a U.S. dollar/euro currency swap agreement with Philips N.V. (the parent company of our then-majority stockholder) to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation.  This swap agreement was subsequently assigned to an unaffiliated third party in the third quarter of 2004.  See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for a more detailed description of the swap agreement.  We are, however, and will continue to be, subject to risks related to foreign currency fluctuations until we engage in additional hedging activities, if ever. Any of these matters could increase our expenses and have a material adverse effect on our financial condition and results of operations.

The following summarizes net revenue on a geographic basis for the years ended December 31, 2002, 2003 and 2004 (in thousands):

	Years ended December 31,
	2002	2003	2004
Net revenue:
North America	$52,807	91,664	125,317
Europe	113,042	180,959	267,541
Total net revenue	$165,849	272,623	392,858

We derive our revenues primarily from database license fees. Revenues for geographic data of the United States/Canada and Europe are attributed to North America (United States) and Europe (The Netherlands) based on the entity that executed the related licensing agreement.  Revenues for geographic data for countries outside of the United States/Canada and Europe are attributed to Europe, which revenues are not material.

The following summarizes long-lived assets on a geographic basis as of December 31, 2003 and 2004 (in thousands):

	December 31,
	2003	2004
Property and equipment, net:
North America	$8,331	12,367
Europe	3,587	5,853
Total property and equipment, net	$11,918	18,220

Capitalized software development costs, net:
North America	$22,605	26,243
Europe	—	—
Total capitalized software development costs, net	$22,605	26,243

Executive Officers of the Registrant

Our executive officers and their ages and positions, as of February 1, 2005, are as follows:

Name	Age	Position(s)

Executive officers:
Judson C. Green(1)	52	President, Chief Executive Officer and Director
Denis M. Cohen	64	Executive Vice President, Europe Sales
John K. MacLeod	47	Executive Vice President, Global Marketing and Strategy
David B. Mullen	54	Executive Vice President and Chief Financial Officer
Winston Guillory, Jr.	48	Senior Vice President, North America Sales
Lawrence M. Kaplan	41	Senior Vice President, General Counsel and Corporate Secretary
M. Salahuddin Khan	53	Senior Vice President, Technology & Development and Chief Technology Officer
Mary D. Hardwick	45	Vice President, Quality
Christine C. Moore	55	Vice President, Human Resources
Richard E. Shuman	52	Vice President, Asia Pacific Sales

(1)           Serves as a member of our board of directors pursuant to the terms of his employment agreement.

Executive Officers.

Judson C. Green serves as our President and Chief Executive Officer and as a member of our board of directors. Mr. Green joined us in May 2000. Previously, Mr. Green was the President of Walt Disney Attractions, the theme park and resort segment of The Walt Disney Company, from August 1991 until December 1998, and Chairman from December 1998 until April 2000. Prior to his positions at Walt Disney Attractions, he served as Chief Financial Officer of The Walt Disney Company from December 1989 until August 1991. Mr. Green is also currently a director of Harley-Davidson, Inc.  Mr. Green holds a M.B.A. from the University of Chicago Graduate School of Business and a bachelor’s degree in economics from DePauw University.

Denis M. Cohen serves as our Executive Vice President, Europe Sales. Mr. Cohen joined us as President, Europe in 1997 and has also served as our Executive Vice President, Marketing and Sales for Europe and Japan. From 1993 until 1997, Mr. Cohen was with Thomas-CSF as General Manager of Subsidiaries and Sales Offices Network Worldwide for Components Applications. Mr. Cohen holds an engineering degree from Ecole Nationale d’Electronique at Radio de Bordeaux and also holds degrees in physics and mathematics.

John K. MacLeod serves as our Executive Vice President, Global Marketing and Strategy. Mr. MacLeod joined us in September 2000 as Executive Vice President, Marketing and Sales for North America and World Markets. From November 1999 until September 2000 he was an independent consultant. From January 1996 until November 1999, Mr. MacLeod was Senior Vice President—Development and Operations, Sony Retail Entertainment division of Sony Corporation of America, which division’s principal business was location-based entertainment. Mr. MacLeod holds a M.B.A. from the Stanford Graduate School of Business and a bachelor’s degree in economics from Harvard.

David B. Mullen serves as our Executive Vice President and Chief Financial Officer. Prior to joining us in December 2002, he was Chief Financial Officer of Allscripts Healthcare Solutions, Inc., a healthcare technology firm, from August 1997 to September 2002. From 1995 to 1997, Mr. Mullen was Chief Financial Officer of Enterprise Systems, a publicly-held healthcare software company. Earlier he held several top management positions with CCC Information Services, a software and information services company serving the insurance industry, and spent a number of years in the audit and systems consulting practices of Ernst & Young LLP. Mr. Mullen holds a M.B.A. from the Wharton School at the University of Pennsylvania and a bachelor’s degree in statistics from Princeton University.

Winston Guillory, Jr. serves as our Senior Vice President, North America Sales and joined us in July 2003. Prior to joining us, Mr. Guillory worked from 1997 until 2002 in senior executive sales roles for Intermec Technologies, a leading provider of supply chain information products, services and technologies. Earlier he held senior sales positions with Weblink Wireless, Inc, a leading wireless company in North America, and Visual Information Technology, a provider of image processing hardware. Mr. Guillory spent the first nine years of his career at IBM in a variety of marketing and sales management roles. Mr. Guillory holds a B.B.A. in marketing from Lamar University.

Lawrence M. Kaplan serves as our Senior Vice President, General Counsel and Corporate Secretary. Mr. Kaplan joined us in 1995 as our Director of Intellectual Property and became Vice President and General Counsel in January 2001 before being promoted to Senior Vice President in December 2004. Previously, he was an attorney in private practice with the law firm of Brinks Hofer Gilson & Lione. Mr. Kaplan holds a J.D. from the University of Illinois College of Law and a B.S. in general engineering from the University of Illinois.

M. Salahuddin Khan serves as our Senior Vice President, Technology & Development and Chief Technology Officer. Mr. Khan joined us in 1998 as Vice President, OEM Marketing. Previously Mr. Khan was at Computervision Corporation for nearly twenty years, most recently as Vice President, Research and Product Development. Mr. Khan holds a B.S. in aeronautics and astronautics from the University of Southampton.

Mary D. Hardwick serves as our Vice President, Quality. Dr. Hardwick joined us in 1993 and has held positions of increasing responsibility, most recently as Director of Planning, Worldwide Database Operations. Dr. Hardwick holds a Ph.D. in freshwater eco-toxicology and a BSc in biological sciences from the University of Leicester and a M.B.A. from the British Open University.

Christine C. Moore serves as our Vice President, Human Resources. Ms. Moore joined us in June 2000. Previously, Ms. Moore was with The Walt Disney Company for almost 30 years, most recently as Director, Communications and Special Projects, for the Chairman of Disney’s Theme Parks and Resorts Division. During her career with Disney, Ms. Moore held a variety of positions including General Manager, Human Resources, for the Disneyland Paris project, and Manager of Administration and Personnel for the Walt Disney World Resorts. Ms. Moore holds a Masters degree from the Crummer School of Business and a B.A. in both English and history from Marshall University.

Richard E. Shuman serves as our Vice President, Asia-Pacific Sales. Mr. Shuman has been with us since 1987, and prior to his current position, Mr. Shuman held several other senior level positions, including General Manager, Vehicle Applications Europe and Senior Director, Automotive Business Development. Mr. Shuman joined us from Cellular Business Systems Inc., where he was Vice President of Operations from 1984 to 1987. Prior to that, he was Regional Manager for SEI Information Technology. Mr. Shuman holds a B.A. in performance music from Roosevelt University.

Item 2.  Properties.

Our corporate headquarters are located in Chicago, Illinois. We maintain a regional headquarters in Veldhoven, The Netherlands and a production facility in Fargo, North Dakota. The table below provides additional information concerning our principal facilities, including the approximate square footage of each facility and the lease or sublease expiration date. We believe that our facilities are generally suitable to meet our needs for the foreseeable future, however, we continue to seek additional space as needed to satisfy our growth.

Location	Use/Purpose	Square Footage	Lease Expiration
Chicago, IL	Corporate Headquarters	137,285	September 30, 2007
Chicago, IL	Corporate Headquarters	11,527	March 31, 2013
Fargo, ND	Production Facility	56,500	August 31, 2011
Veldhoven, The Netherlands	Regional Headquarters	41,505	March 14, 2011

In addition to these facilities, we also have 121 satellite and administrative offices in 19 countries worldwide.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “NVT.”  We completed our initial public offering in August 2004.  The following table sets forth the high and low sales prices per share of our common stock for the third and fourth quarters of 2004:

	High	Low
2004
4th Quarter	$48.37	$35.00
3rd Quarter (1)	37.55	24.00

(1) Since August 6, 2004, the first day of trading of the Company’s common stock on the New York Stock Exchange.

Holders

As of February 1, 2005, our common stock was held by 563 stockholders of record.

Dividends

Except for a special cash dividend that was paid to our common stockholders on June 18, 2004, we have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. In addition, neither we nor our subsidiaries may pay any cash dividends with respect to any shares of any class of our capital stock in accordance with our existing revolving credit agreement. This restriction materially limits our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, and in accordance with the revolving credit agreement. Our ability to pay dividends also may be limited by financing or other agreements that we may enter into in the future.

In April 2004, our Board of Directors considered the payment of a special dividend to stockholders as a means to provide a return on investment to our long-term investors. After taking into account our financial condition, recent financial performance and short-term cash requirements, our Board of Directors declared a special cash dividend to our common stockholders of record as of April 19, 2004 in the amount of approximately $47.2 million, which was paid on June 18, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for information regarding the Company’s securities authorized for issuance under equity compensation plans.

Sale of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2004 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Our Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 28, 2004 – August 27, 2004 (1)	11,423	$25.30	0	0

(1)   In August 2004, we agreed to allow a former employee to apply 11,423 shares of our common stock to satisfy an outstanding loan to us of approximately $289,000 that would have been due from this employee to us in November 2004.   The number of shares applied was based on a per share price of $25.30 per share, which represented the closing price of our common stock on the date of the transaction.  These shares of common stock were a portion of the shares being held by us as collateral under the loan.  After the loan was satisfied, the remaining shares were released to this employee.  We retired these shares in December 2004.  Other than this transaction, we have not repurchased any other common stock, or announced any programs or plans to repurchase any of our common stock, during the year ended December 31, 2004.

Item 6.  Selected Financial Data.

The following selected historical consolidated financial data as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004 have been derived from the audited consolidated financial statements of NAVTEQ, appearing elsewhere in this document. The following selected historical consolidated financial data as of December 31, 2000, 2001 and 2002 and for the years ended December 31, 2000 and 2001 have been derived from the audited consolidated financial statements of NAVTEQ, which are not included herein. The historical results presented below are not necessarily indicative of the results to be expected in any future period.  The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto appearing elsewhere in this document.

NAVTEQ CORPORATION AND SUBSIDIARIES

(In thousands, except per share amounts)

	Years Ended December 31,
	2000	2001	2002	2003	2004

Consolidated Statement of Operations Data:
Net revenue	$82,195	110,431	165,849	272,623	392,858
Operating costs and expenses:
Database creation and distribution costs	79,548	82,343	92,499	125,841	186,330
Selling, general and administrative expenses	53,966	56,979	63,422	83,024	111,942
Total operating costs and expenses	133,514	139,322	155,921	208,865	298,272
Operating income (loss)	(51,319)	(28,891)	9,928	63,758	94,586

Interest income (expense), net (1)	(57,743)	(17,383)	(668)	380	1,134
Other income (expense), net (1)	(506)	(70,325)	—	6,163	(1,892)
Income (loss) before income taxes	(109,568)	(116,509)	9,260	70,301	93,828
Income tax benefit (expense) (2)	—	—	(1,105)	165,514	(39,762)

Net income (loss)	(109,568)	(116,509)	8,155	235,815	54,066
Cumulative preferred stock dividends	—	(91,417)	(110,464)	—	—

Net income (loss) applicable to common stockholders	$(109,568)	(207,926)	(102,309)	235,815	54,066

Earnings (loss) per share of common stock:
Basic	$(3.87)	(7.31)	(2.41)	2.81	0.62
Diluted	$(3.87)	(7.31)	(2.41)	2.69	0.59

Weighted average shares used in per share computation:
Basic	28,333	28,441	42,446	84,062	86,509
Diluted	28,333	28,441	42,446	87,593	92,001

	As of December 31,
	2000	2001	2002	2003	2004

Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,516	7,506	9,427	1,982	73,751
Cash on deposit with affiliate	—	5,000	10,000	65,307	—
Marketable securities	—	—	—	—	29,280
Working capital (deficit)	(24,481)	(16,388)	(8,633)	82,088	97,587
Deferred income tax assets(2)	—	—	—	172,065	142,765
Total assets	51,263	62,476	80,327	325,165	364,708
Long-term debt(1)	339,733	—	—	—	—
Total stockholders’ equity (deficit)(1)	(345,908)	3,571	11,237	217,911	232,818

	Year Ended December 31,
	2000	2001	2002	2003	2004

Consolidated Statement of Cash Flow Data:
Cash flow provided by (used in) operating activities	$(45,602)	(11,501)	22,234	65,948	106,422

Capital expenditures	(10,314)	(5,119)	(2,156)	(9,269)	(12,875)
Capitalized software development costs	(7,848)	(10,773)	(10,027)	(9,966)	(12,792)
Total capital expenditures and capitalized software development costs	(18,162)	(15,892)	(12,183)	(19,235)	(25,667)

Depreciation and amortization	5,193	8,541	10,563	12,030	15,568

(1)           Our outstanding borrowings with Philips were extinguished in exchange for preferred stock during 2001.  We recognized a loss on the extinguishment of $69,568, which is reflected in other income (expense), net for 2001.

(2)           During 2003, the valuation allowance on deferred tax assets was reversed, resulting in a benefit of $168,752.  During 2004, the balance of deferred tax assets was adjusted due to changes in corporate income tax rates, primarily in The Netherlands, resulting in expense of $3,824.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except per share amounts)

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified below that could cause results to differ materially from those expressed in such forward-looking statements.

Overview

General

We are a leading provider of comprehensive digital map information for automotive navigation systems, mobile navigation devices and Internet-based mapping applications. Our map database enables providers of these products and services to offer dynamic navigation, route planning, location-based services and other geographic information products and services to consumer and commercial users.

In connection with a registration rights agreement between Philips Consumer Electronic Services B.V. (“Philips B.V.”) and us, Philips B.V. exercised its first demand registration right on April 16, 2004.  Pursuant to this request, we filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register our common stock in an initial public offering, which became effective on August 5, 2004.  The initial public offering was completed on August 11, 2004.  At closing, our selling stockholders, Philips B.V. and NavPart I B.V., received all of the proceeds from the sale of shares in the offering.  As of December 31, 2004, Philips B.V. owned 30,521 shares of common stock, or approximately 34.8% of our common stock. Philips has certain call rights with respect to 2,580 shares owned by NavPart II B.V (“NavPart II”), a wholly-owned subsidiary of NavPart I B.V (“NavPart I”).  According to reports furnished to us pursuant to Sections 16(a) and 13(d) of the Securities Exchange Act of 1934, Philips delivered an exercise notice to NavPart I in August 2004 with respect to the aformentioned shares owned by NavPart II.  The transfer of these shares was completed in March 2005.  Philips’ ownership as of December 31, 2004, including these shares, would be 33,101 shares of our common stock, or approximately 37.7% of the total outstanding.

Revenue

We generate revenue primarily through the licensing of our database in North America and Europe. Revenue grew 64.4% and 44.1% in 2003 and 2004, respectively. The largest portion of our revenue comes from digital map data used in self-contained hardware and software systems installed in vehicles. We believe that there are two key market factors that affect our performance with respect to this revenue: the number of automobiles sold for which navigation systems are either standard or an option (“adoption”) and the rate at which car buyers select navigation systems as an option (“take-rate”).

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

In addition, the market for products and services that use our database is evolving, and we believe that much of our future success depends upon the development of a wider variety of products and services that use our database. This includes growth in GPS-enabled mobile devices, such as personal navigation devices, personal digital assistants, wireless telephones and other products and services that use digital map data. While use of our map database in wireless telephones and in location-based products and services is still largely in development and just beginning to enter the marketplace, there are a number of personal digital assistants and personal navigation devices currently on the market in both Europe and North America that use our map database for turn-by-turn route guidance, including products offered by Garmin, Dell and Thales. Our revenue growth is driven in part by the rate at which consumers and businesses purchase these products and services, which in turn is affected by the availability and functionality of such products and services. We believe that both of these factors have increased in recent years and will continue to increase for at least the next few years. However, even if these products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will enable us to maintain profitable operations. Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database, which could materially adversely affect our business and prospects.

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

We also believe that in the foreseeable future the effect on our revenue and profitability as a result of any decreases in our license fees will be offset by volume increases as the market for products and services that use our database grows, although we cannot assure you that these increases will occur.

Operating Expenses

Our operating expenses are comprised of database creation and distribution costs, and selling, general and administrative expenses. Database creation and distribution costs primarily include the purchase and licensing of source maps and employee compensation related to the construction, maintenance and delivery of our database.  Selling, general and administrative expenses primarily include employee compensation, marketing, facilities and other administrative expenses.

Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. Our operating expenses grew 34.0% and 42.8% in 2003 and 2004, respectively. Operating expenses as a percentage of revenue were 94%, 77% and 76% in 2002, 2003 and 2004, respectively. We anticipate that operating expenses will continue to increase as our growth and development activities continue, including further development and enhancement of our database and increasing our sales and marketing efforts.

During 2004, we granted 769 restricted stock units to certain of our directors and employees under our 2001 Stock Incentive Plan.  Restricted stock units are securities that require us to deliver to the holder one share of our common stock for each vested unit. We expect to record total compensation expense of approximately $17,000 related to the restricted stock unit grants.  We recognized compensation expense of $6,224 related to the grants of the restricted stock units during the year ended December 31, 2004.  The expense related to the restricted stock units is recognized ratably over the vesting periods of each tranche of the restricted stock units.

We have historically obtained software, software-related consulting services, treasury services, tax consulting services, insurance services and purchasing services on favorable terms through our participation in Koninklijke Philips Electronics N.V.’s (“Philips”) programs, which we believe have resulted in operating expense savings for us of approximately $2,000 to $2,500 per year. Pursuant to a separation agreement with Philips effective upon the closing of the initial public offering, we can no longer obtain software, software-related consulting services, treasury services, tax consulting services and insurance from or through Philips, and we can only participate in certain Philips purchasing programs until March 31, 2005. To the extent we are unable to obtain such goods and services at prices and/or on terms as favorable as those previously available to us, we expect that we will incur increased operating expenses in future periods.

Income Taxes

As of December 31, 2004, we had U.S. net operating loss carryforwards for Federal and state income tax purposes of approximately $191,777 and $65,342, respectively. The difference between the Federal and state loss carryforwards relate to certain limitations applicable to us because our principal operations were previously located in California. These include a 50% limitation on California loss carryforwards, capitalized research and development costs for California income tax purposes and a five-year limit on California net operating loss carryforwards. Net operating loss carryforwards are available to reduce future taxable income subject to expiration. Various amounts of our net operating loss carryforwards expire, if not utilized, each year until 2023. The following table details the timing of the expiration of our net operating loss carryforwards:

Year of expiration	Federal net operating loss carryforwards	State net operating loss carryforwards
2005	$—	$888
2006	—	2,085
2007	—	805
2008	5,514	545
2009	5,715	468
Thereafter through 2023	180,548	60,551
	$191,777	$65,342

As of December 31, 2004, we also had net operating loss carryforwards in Europe and Canada of approximately $176,583 and $1,207, respectively. The European loss carryforwards have no expiration date and the Canadian loss carryforwards generally have a seven-year carryforward period.  In addition, as of December 31, 2004, we had U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $204,237.

Prior to 2003, we had fully provided a valuation allowance for the potential benefits of the net operating loss and interest expense carryforwards mentioned above as we believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2003, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we believed it was more likely than not that we would be able to use the benefit to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $168,752 in 2003 and a corresponding increase in the deferred tax asset on the consolidated balance sheet. In 2004, we recorded our income tax provision based on our pretax income and the applicable tax rates in the corresponding jurisdictions and intend to do so in future periods.

As of December 31, 2003, we had fully reserved for the tax benefits related to the interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized.  At such time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) uncertainty about our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering.  We are now allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards.  As a result, we reevaluated whether it is more likely than not that the tax benefits associated with our net operating loss carryforwards together with our interest expense carryforwards will be realized.  Based on that evaluation, we determined the amount of net deferred tax assets that we believe it is more likely than not that we will realize.  Our estimate of the deferred tax assets that we expect are more likely than not to be realized did not require us to record an adjustment to the balance of the related valuation allowance.  As of December 31, 2004, we had a valuation allowance for deferred tax assets of $86,478 related to a portion of our U.S. net operating loss and interest expense carryforwards, and Canadian net operating loss carryforwards.

During the fourth quarter of 2004, we revalued the deferred tax asset on our balance sheet due to changes in statutory corporate income tax rates, resulting in a decrease to deferred tax assets and additional income tax expense of $3,824.  This revaluation was primarily due to legislation in The Netherlands enacted during the fourth quarter of 2004 that reduced statutory corporate income tax rates from 34.5% to 30% over a four-year period starting in 2005.  The adjustment increased our 2004 effective tax rate from 38% to 42.4%, but is expected to reduce our effective tax rate in future years.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of December 31, 2004, we had an accumulated deficit of $467,714. We had historically financed our operations with borrowings from Philips and the sale of preferred stock to Philips. Philips has no obligation to provide us with any additional financing in the future.

In April 2004, we declared a special cash dividend of $47,159, which was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.

As of December 31, 2004, our balance of cash and cash equivalents and marketable securities was $103,031, compared to our cash and cash equivalents and cash on deposit with Philips as of December 31, 2003 in the amount of $67,289, which represents an increase of $35,742 from December 31, 2003. In addition, we have generated positive cash flow from operations for the past twelve quarters.

Foreign Currency Risk

Material portions of our revenue and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenue and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, principally the euro. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Europe and other foreign markets in which we have operations. Accordingly, fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency in which it receives revenue and pays expenses.

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.” For the year ended December 31, 2004, we generated approximately 68% of our net revenue and incurred approximately 48% of our total costs in foreign currencies. Our European operations reported revenue of $267,541 for the year ended December 31, 2004, approximately $17,649 (or approximately 4% of total revenue) of which was a result of an increase in the exchange rate of the euro against the dollar, as compared to 2003, with every one cent change in the exchange rate of the euro against the dollar resulting in approximately a $2,200 change in our revenue and approximately a $1,000 change in our operating income. Our analysis does not consider the implications that these fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our revenue in the future. Approximately 26% of our revenue for the year ended December 31, 2004 was from two customers, accounting for approximately 16% and 10%, respectively, of our revenue. Approximately 29% of our revenue for the year ended December 31, 2003 was from two customers, accounting for approximately 18% and 12%, respectively, of our revenue. Approximately 28% of our revenue for the year ended December 31, 2002 was from two customers, accounting for 15% and 13%, respectively, of our revenue. Our top fifteen customers accounted for approximately 75%, 75% and 77% of our revenue for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Reverse Stock Split

On April 27, 2004, our board of directors and stockholders approved a reverse stock split of our common stock. The ratio for the reverse stock split was 1-for-14, as determined by our board of directors. We amended our amended and restated certificate of incorporation on August 5, 2004 to effect the reverse split and to change the number of authorized shares of common stock to 400,000. All previously reported share amounts have been retroactively adjusted to give effect to the reverse split.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that, of the significant policies used in the preparation of our consolidated financial statements (see Note 1 of Notes to Consolidated Financial Statements), the following are critical accounting estimates, which may involve a higher degree of judgment and complexity. Management has discussed the development and selection of these critical accounting estimates with our Audit Committee, and our Audit Committee has reviewed this disclosure.

Revenue Recognition

We derive a substantial majority of our revenue from licensing our database. We provide our data to end-users through multiple distribution methods, primarily media or server-based.  For example, our customers produce copies of our data on various media, such as CD-ROMs, DVDs and other storage media.  Our customers then distribute those media to end-users directly and indirectly through retail establishments, automobile manufacturers and their dealers, and other redistributors. The media may be sold by our customer separately from its products, bundled with its products or otherwise incorporated into its products. We also produce copies of our data and distribute those copies to end-users both directly and indirectly through automobile manufacturers and their dealers. In those cases where we produce and distribute copies to end-users, the copies are either compiled into our customers’ proprietary format for use with the customers’ products or are in our common database physical storage format.  Additionally, some of our customers store our data on servers and distribute information, such as map images and driving directions, derived from our data over the Internet and through other communication networks.

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

For revenue distributed through the media-based method, license fees from usage (including license fees in excess of the nonrefundable minimum fees) are recognized in the period in which they are reported by the customer to us. Prepaid licensing fees are recognized in the period in which the distributor or customer reports that it has shipped our database to the end-user. Revenue for direct sales is recognized when the database is shipped to the end-user.

For revenue distributed through the server-based method, revenue includes amounts that are associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), recognition of prepaid licensing fees from our distributors and customers and direct sales to end-users.  Nonrefundable minimum annual licensing fees are received upfront and represent a minimum guarantee of fees to be received from the licensee (for sales made by that party to end-users) during the period of the arrangement. We generally cannot determine the amount of up-front license fees that have been earned during a given period until we receive a report from the customer. Accordingly, we amortize the total up-front fee paid by the customer ratably over the term of the arrangement. When we determine that the actual amount of licensing fees earned exceeds the cumulative revenue recognized under the amortization method (because the customer reports licensing fees to us that exceed this amount), we recognize the additional licensing revenue.

Revenue from licensing arrangements consisting of an original database plus a second copy of the database are allocated equally to the two shipments of our database to the customer. The second copy of the database is considered to have a value equal to the original database provided under these arrangements, which is consistent with their relative fair values. Licensing arrangements that entitle the customer to unspecified updates over a period of time are recognized as revenue ratably over the period of the arrangement.

Allowance for Doubtful Accounts

We record allowances for estimated losses from uncollectible accounts based upon specifically-identified amounts that we believe to be uncollectible. In addition, we record additional allowances based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of one of these customers or other matters affecting the collectibility of amounts due from these customers could have a material adverse affect on our results of operations in the period in which these changes or events occur.

The allowance for doubtful accounts as reflected in our consolidated balance sheet reflects our best estimate of the amount of our gross accounts receivable that will not be collected. Our actual level of bad debts has been relatively stable in recent years, which we believe is due to our practice of requiring customer prepayments in certain instances together with prompt identification of potential problem accounts. We continue to refine our estimates for bad debts as our business grows, and while our credit losses have historically been within both our expectations and the provision recorded, fluctuations in credit loss rates in the future may affect our financial results.

Database Creation, Distribution and Software Development Costs

We have invested significant amounts in creating and updating our database and developing related software applications for internal use. Database creation and distribution costs consist of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs are expensed as incurred. These costs include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content. Database licensing and distribution costs include the direct costs related to reproduction of the database for licensing and per-copy sales and shipping and handling costs. Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable our core database to operate with emerging technologies, and (iii) applications to facilitate customer use of our database. Costs of internal-use software are accounted for in accordance with AICPA Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. It is possible that our estimates of the remaining economic life of the technology could change from the current amortization periods. In that event, impairment charges or shortened useful lives of internal-use software could be required.

Impairment of Long-lived Assets

As of December 31, 2003 and 2004, our long-lived assets consisted of property and equipment and internal-use software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. We have generated significant taxable losses since our inception, and prior to the year ended December 31, 2003, management had concluded that a valuation allowance against substantially all of our deferred tax assets was required. However, our European operations generated taxable profits throughout 2002, and for the year ended December 31, 2003, both our European and U.S. operations generated taxable income. During 2003, we assessed the realizability of our deferred tax assets by weighing both positive and negative evidence. Positive evidence included qualitative factors such as growing market acceptance of navigation products in Europe and North America, particularly in automobiles, our leading competitive positions in both Europe and the U.S., and the significant time required and cost involved in building a database such as ours. Positive quantitative evidence included our strong recent operating performance in both Europe and the U.S., our projections of our future operating results that indicate that we will be able to generate sufficient taxable income to fully realize the benefits of our existing loss carryforwards before they expire, and the length of carryforward periods related to our net operating losses, approximately half of which have no statutory expiration date. Negative evidence included our history of operating losses through 2001, the likelihood of increased competition and the loss of a large customer. After evaluating the available evidence, management determined that sufficient objective evidence existed to conclude that it was more likely than not that a portion of the deferred tax assets would be realized. Accordingly, we reversed the valuation allowance related to net operating loss carryforwards and other temporary items in Europe and the United States, resulting in the recognition of an income tax benefit of $168,752 in 2003.

As of December 31, 2003, we had fully reserved for the tax benefits related to interest expense carryforwards in the United States as we believed it was more likely than not that the benefits would not be realized. At such time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) uncertainty about our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions.  During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering. We are now allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards.  As a result, we reevaluated whether it is more likely than not that the tax benefits associated with our net operating loss carryforwards and our interest expense carryforwards will be realized.  Our evaluation considered both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence was based on the extent to which it can be objectively verified in the same manner as described above for the evaluation completed in 2003.    Based on that evaluation, we determined the amount of net deferred tax assets that we believe it is more likely than not that we will realize.  Our estimate of the deferred tax assets that we expect are more likely than not to be realized did not require us to record an adjustment to the balance of the related valuation allowance.  As of December 31, 2004, we had a valuation allowance for deferred tax assets of $86,478 related to a portion of our U.S. net operating loss and interest expense carryforwards, and Canadian net operating loss carryforwards.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could affect our financial position and net income, may be required.

Results of Operations

Comparison of Years Ended December 31, 2003 and 2004

Operating Income, Net Income and Net Income Per Share of Common Stock.    Our operating income increased from $63,758 in 2003 to $94,586 in 2004, due primarily to our revenue growth in 2004. Our net income decreased from $235,815 in 2003 to $54,066 in 2004, due primarily to the $168,752 effect of the reversal of the valuation allowance on our deferred tax assets related to net operating loss carryforwards and other temporary items in 2003; the recording of a full income tax provision in 2004; and a tax adjustment recorded in 2004 related to changes in statutory corporate income tax rates. Basic net income per share of common stock decreased from $2.81 in 2003 to $0.62 in 2004. Diluted net income per share of common stock decreased from $2.69 in 2003 to $0.59 in 2004.

The following table highlights changes in selected line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table. In addition, the percentage change for other income (expense) and income tax benefit (expense) as compared to the prior year is not specified below. We believe that these percentages are not meaningful since the changes are unusually large due to non-recurring items more fully described in the narrative section for each.

	2003	2004	Change	% Change
Net revenue	$272,623	392,858	120,235	44.1%
Database creation and distribution costs	125,841	186,330	60,489	48.1%
Selling, general and administrative expenses	83,024	111,942	28,918	34.8%
Other income (expense)	6,543	(758)	(7,301)
Income tax benefit (expense)	165,514	(39,762)	(205,276)

Net Revenue.   The increase in total revenue was due to a significant increase in database licensing, resulting primarily from increased unit sales to existing customers. Growth occurred in all geographic regions in 2004, as North American revenue increased 36.7% from $91,664 in 2003 to $125,317 in 2004, and European revenue increased 47.8% from $180,959 in 2003 to $267,541 in 2004. North American and European revenue both increased primarily due to the increase in unit sales to vehicle navigation systems vendors and automobile manufacturers during 2004. Foreign currency translation increased revenue within the European operations by approximately $17,649 during 2004 due to the strengthening of the euro. Excluding the effect of foreign currency translation, European revenue would have grown 38.1%. Approximately 29% of our revenue for 2003 came from two customers (accounting for approximately 18% and 12% of total revenue, respectively), while approximately 26% of our revenue for 2004 came from two customers (accounting for approximately 16% and 10% of total revenue, respectively).

Database Creation and Distribution Costs.    The increase in database creation and distribution costs was due primarily to increased production costs of approximately $29,400 in 2004 as compared to 2003, as a result of growth in database licensing activities, and our continued investment in updating, improving and maintaining the coverage of our database that resulted in an increase of approximately $16,600 in 2004 as compared to 2003, as well as increased efforts related to technological enhancements to our database in both North America and Europe that resulted in an increase of approximately $8,700 in 2004 as compared to 2003. In addition, there was an unfavorable foreign currency translation effect within European operations of approximately $5,800 due to the strengthening euro. Reducing these expenses was the capitalization of $9,966 and $12,792 of development costs for internal-use software in 2003 and 2004, respectively.

Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was due primarily to our investments in growing the size of our worldwide sales force and marketing initiatives to expand the breadth of our product offerings and to diversify our customer base that together resulted in an increase of approximately $13,700 in 2004 as compared to 2003. Also contributing to the increase were expenses related to improving our infrastructure to support future growth that resulted in an increase of approximately $12,500 in 2004 as compared to 2003 plus an unfavorable foreign currency translation effect within European operations of approximately $2,700 due to the strengthening euro.

Other Income (Expense).    As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of one of our European subsidiaries to us and one of our North American subsidiaries was re-classified from a permanent advance to an obligation that management intends to settle. This change in classification was based on management’s intention that the loan be repaid in full and on the ability of the European subsidiary to repay the loan. In accordance with SFAS No. 52, “Foreign Currency Translation,” the foreign currency gains and losses resulting from the change in the U.S. dollar/euro exchange rate are reflected as a component of other income (expense). For the year ended December 31, 2003, we recognized a net foreign currency gain of $6,174 compared to a net foreign currency loss of $(1,686) for the year ended December 31, 2004.  The gain in 2003 primarily occurred before we entered into a foreign currency swap agreement to hedge the exchange rate effects on the aforementioned intercompany loan (See Note 11 of Notes to Consolidated Financial Statements).

In addition, interest income increased from $414 in 2003 to $1,158 in 2004 primarily due to higher average cash balances in 2004 as well as higher percentage returns on the invested cash.

Income Tax Benefit (Expense).   The income tax benefit in 2003 was primarily due to the reversal of the valuation allowance on deferred tax assets related to net operating loss carryforwards. During 2003, we determined that it was more likely than not that we would be able to realize the benefit of the net operating loss carryforwards in Europe and the United States. The reversal of the valuation allowance together with the recognition of changes in other temporary differences resulted in our recording of a deferred income tax benefit of $168,752 and the recognition of a corresponding net deferred tax asset on our consolidated balance sheet.  In 2004, we began recording an income tax provision based on our taxable income and applicable income tax rates in each jurisdiction, resulting in a tax provision of $35,938.  During the fourth quarter of 2004, we revalued the deferred tax asset on our balance sheet due to changes in statutory corporate income tax rates, resulting in a decrease to the asset and additional income tax expense of $3,824, bringing the total income tax provision to $39,762.  This revaluation was primarily due to legislation in The Netherlands enacted during the fourth quarter of 2004 that reduced statutory corporate income tax rates starting in 2005 from a rate of 34.5% in 2004 to 30.0% by 2007.  The adjustment increased our 2004 effective tax rate, but should reduce our effective tax rate in future years.  Current income tax expense of $3,238 in 2003 related to various foreign countries where we do not have tax loss carryforwards.

Comparison of Years Ended December 31, 2002 and 2003

Operating Income, Net Income and Net Income (Loss) Per Share of Common Stock.    Our operating income increased from $9,928 in 2002 to $63,758 in 2003, due primarily to our revenue growth in 2003. Our net income increased from $8,155 in 2002 to $235,815 in 2003, due primarily to our revenue growth combined with the $168,752 effect of the reversal of the valuation allowance on our deferred tax assets related to net operating loss carryforwards and other temporary items. In 2002, net loss applicable to common stockholders was $(102,309), which included a reduction of $110,464 from net income related to the cumulative preferred stock dividends paid in 2002 on our preferred stock previously held by Philips. These shares of preferred stock were converted into common stock during the fourth quarter of 2002. Basic net income (loss) per share of common stock changed from a net loss per share of $(2.41) in 2002 to net income per share of $2.81 in 2003. Diluted net income (loss) per share of common stock changed from a net loss per share of $(2.41) in 2002 to net income per share of $2.69 in 2003.

The following table highlights changes in selected line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table. In addition, the percentage change for other income (expense) and income tax benefit (expense) as compared to the prior year is not specified below. We believe that these percentages are not meaningful since the changes are unusually large due to non-recurring items more fully described in the narrative section for each.

	2002	2003	Change	% Change
Net revenue	$165,849	272,623	106,774	64.4%
Database creation and distribution costs	92,499	125,841	33,342	36.0%
Selling, general and administrative expenses	63,422	83,024	19,602	30.9%
Other income (expense)	(668)	6,543	7,211
Income tax benefit (expense)	(1,105)	165,514	166,619

Net Revenue.    The increase in total revenue was due to a significant increase in database licensing, resulting primarily from increased unit sales to existing customers. Growth occurred in all geographic regions in 2003, as North American revenue increased 73.6% from $52,807 in 2002 to $91,664 in 2003, and European revenue increased 60.1% from $113,042 in 2002 to $180,959 in 2003. North American and European revenue both increased primarily due to the increase in unit sales to vehicle navigation systems vendors and automobile manufacturers during 2003. Foreign currency translation increased revenue within the European operations by approximately $27,700 during 2003 due to the strengthening of the euro. Excluding the effect of foreign currency translation, European revenue would have grown 35.6%. Approximately 28% of our revenue in 2002 came from two customers (accounting for 15% and 13% of total revenue, respectively), while approximately 29% of our revenue for 2003 came from two customers (accounting for approximately 18% and 12% of total revenue, respectively).

Database Creation and Distribution Costs.    The increase in database creation and distribution costs was due primarily to increased production costs of approximately $15,000 in 2003 as compared to 2002, as a result of growth in database licensing activities, and our continued investment in updating, improving and maintaining the coverage of our database that resulted in an increase of approximately $7,100 in 2003 as compared to 2002, as well as increased efforts related to technological enhancements to our database in both North America and Europe that resulted in an increase of approximately $1,600 in 2003 as compared to 2002. In addition, there was an unfavorable foreign currency translation effect within European operations of approximately $8,900 due to the strengthening euro. Reducing these expenses was the capitalization of $10,027 and $9,966 of development costs for internal-use software in 2002 and 2003, respectively.

Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was due primarily to our investments in growing the size of our worldwide sales force and marketing initiatives to expand the breadth of our product offerings and to diversify our customer base that together resulted in an increase of approximately $12,100 in 2003 as compared to 2002. Also contributing to the increase were expenses related to improving our infrastructure to support future growth that resulted in an increase of approximately $3,100 in 2003 as compared to 2002 plus an unfavorable foreign currency translation effect within European operations of approximately $4,400 due to the strengthening euro.

Other Income (Expense).    As of January 1, 2003, the U.S. dollar denominated intercompany loan obligation of one of our European subsidiaries to us and one of our North American subsidiaries was re-classified from a permanent advance to an obligation that management intends to settle. This change in classification was based on management’s intention that the loan be repaid in full and on the ability of the European subsidiary to repay the loan. In accordance with SFAS No. 52, “Foreign Currency Translation,” the foreign currency gain resulting from the change in the U.S. dollar/euro exchange rate during the period from January 1, through December 31, 2003 is reflected as a component of other income (expense). For the year ended December 31, 2003, we recognized a net foreign currency gain of $6,174, consisting of $29,546 in foreign currency transaction gains primarily due to the impact of the strengthening of the euro on the U.S.

dollar denominated intercompany loan offset by $21,997 in foreign currency derivative losses and $1,375 of net interest expense related to the foreign currency derivative (See Note 11 of Notes to Consolidated Financial Statements). Interest expense decreased by $806 due to the settlement of an interest bearing refundable deferred licensing advance in 2002.

Income Tax Benefit (Expense).    The income tax benefit in 2003 was primarily due to the reversal of the valuation allowance on deferred tax assets related to net operating loss carryforwards. During 2003, we determined that it was more likely than not that we would be able to realize the benefit of the net operating loss carryforwards in Europe and the United States. The reversal of the valuation allowance together with the recognition of changes in other temporary differences resulted in our recording of a deferred income tax benefit of $168,752 and the recognition of a corresponding net deferred tax asset on our consolidated balance sheet. Current income tax expense of $1,105 and $3,238 in 2002 and 2003, respectively, related to various foreign countries where we do not have tax loss carryforwards as well as $400 arising from a tax audit during 2002. The remaining foreign operations did not incur income tax expense in 2002, because taxable income was applied against available loss carryforwards. No income tax benefit was recorded for our domestic losses during 2002, because a full valuation allowance was recorded against our net deferred tax assets in the United States.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of December 31, 2004, cash and cash equivalents and marketable securities totaled $103,031. In April 2004, we declared a special cash dividend of $47,159, which was paid on June 18, 2004 to our common stockholders or record as of April 19, 2004.

On November 9, 2004, we obtained, through our operating subsidiary for North America, a new revolving line of credit that is scheduled to mature on December 1, 2005. Pursuant to the terms of the line of credit, we may borrow up to $25,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%. We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment. We have guaranteed our operating subsidiary’s obligations under this facility. As of December 31, 2004, we had no borrowings against this line of credit.

The following table presents a trend of cash flows from operations for the quarters ended:

	2003				2004
	Mar. 30,	June 29,	Sept. 28,	Dec. 31,	Mar. 28,	June 27,	Sept. 26,	Dec. 31,
Cash flows from operations	$3,320	23,032	17,514	22,082	4,911	50,925	15,770	34,816

Since the first quarter of 2002, our operations have continued to produce positive cash flows. The cash flows have been driven by increased demand for our products and our ability to deliver these products profitably and collect receivables from our customers effectively. These funds have allowed us to make investments required to grow the business and have provided us excess cash. We previously deposited cash in excess of our short-term operational needs with Philips pursuant to deposit agreements. The deposit agreements expired on August 11, 2004, at which time we invested cash balances in excess of our short-term operational needs in cash equivalents and marketable securities of high credit quality.

The following table presents our contractual cash obligations as of December 31, 2004:

Payments Due by Period

Contractual Cash Obligations	Total	1 year or less	1-3 years	4-5 years	After 5 Years
Operating leases	$33,202	11,996	15,036	3,545	2,625
Third party content commitments	833	833	—	—	—
Source material obligations	746	410	336	—	—
Total contractual cash obligations	$34,781	13,239	15,372	3,545	2,625

We do not have any off-balance sheet arrangements, other than the operating leases and third party content commitments identified in the table above. In addition to operating lease commitments for our facilities, we currently have an obligation to pay upon demand source material obligations of $746, which are payable based upon future revenue generated from our licensing of our database containing the source material. The source material obligations are reported in other long-term liabilities on our consolidated balance sheet. We also have a commitment to purchase third party content of $833.

We believe that our current cash resources on hand, temporary excess cash deposited in cash equivalents and marketable securities, and cash flows from operations, together with funds available from the revolving line of credit, will be adequate to satisfy our anticipated working capital needs and capital expenditure requirements at our current level of operations for at least the next twelve months. We do, however, consider additional debt and equity financing from time to time and may enter into these financings in the future. Philips is not obligated to provide any future financing to us.

Cash and cash equivalents increased by $28,119 during the year ended December 31, 2004. The changes in cash and cash equivalents for the periods ended are as follows:

	Year ended Dec. 31,
	2002	2003	2004
Cash provided by operations	$22,234	65,948	106,422
Cash used in investing activities	(17,183)	(74,542)	(34,124)
Cash provided by (used in) financing activities	(3,923)	288	(45,766)
Effect of exchange rates on cash	793	861	1,587
Increase (decrease) in cash and cash equivalents	$1,921	(7,445)	28,119

Operating Activities

For each of the past three fiscal years, net cash provided by operating activities has improved significantly, primarily as a result of improved operating results driven by increased demand for our products. In general, the growth in our operating assets and liabilities has coincided with the profitable growth in our business. Accounts receivable increased $12,061 and $10,086 for the years ended December 31, 2003 and 2004, respectively, primarily due to the overall growth in our revenue. In 2004, our balance of deposits and other assets increased $8,711 primarily due to payments for third party content for our database. Accounts payable increased $9,876 during the year ended December 31, 2003 primarily due to expenses incurred related to the growth of our operations. Accrued payroll and related liabilities increased $6,536 during 2004 primarily due to the accrual of annual employee compensation programs that were paid in the first quarter of 2005. Deferred revenue decreased $6,060 during the year ended December 31, 2003, as previous customer prepayments were recognized as revenue during the period. Deferred revenue increased $14,431 during 2004 primarily due to a $30,000 prepayment by a customer as described in the following paragraph offset by revenue recognized.

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

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, amounts placed on deposit with Philips, purchases of marketable securities and capital expenditures. We experienced temporary excess funds that were provided from operations for 2002, 2003 and 2004. We put those funds on deposit with Philips for the purpose of optimizing our returns on those funds. The net increases in our deposits were $5,000 and $55,307 for 2002 and 2003, respectively. For the year ended December 31, 2004, net deposits decreased by $65,199 because the related deposit agreements with Philips expired upon completion of the initial public offering. Upon expiration of these deposit agreements, we invested cash balances in excess of our short-term operational needs in cash equivalents and marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $10,027, $9,966, and $12,792 for 2002, 2003, and 2004, respectively. We expect the capitalized costs related to software developed for internal use to be approximately $12,000 to $14,000 in 2005.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $2,156, $9,269, and $12,875 during 2002, 2003, and 2004, respectively. We expect capital expenditures to total approximately $10,000 to $12,000 in 2005.

In 2004, we acquired a 49% interest in NAV2 Co., Ltd., a Chinese joint venture company that is licensed by China NavInfo Co. Ltd., our joint venture partner, to provide China NavInfo’s geographic data of China to NAV2 customers. We have the right to designate the general manager of the joint venture as well as two of the five members of the Board. Our initial investment in this joint venture equaled approximately $490 and was paid in 2004. This joint venture enables us to offer our customers, through NAV2, geographic data for China, which we would not otherwise be able to do as a result of various laws and regulations in China restricting the collection and use of geographic data.

Financing Activities

In April 2004, we declared a special cash dividend of $47,159, which was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005. SFAS No. 123(R) supercedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. We will adopt the new standard using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered. We expect to record approximately $3,800 of additional expense related to our share-based employee compensation programs in 2005 as compared to 2004, primarily as a result of adopting SFAS No. 123(R).

RISK FACTORS

 Risks Related to Our Business

We derive a significant portion of our revenue from a limited number of customers, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

For the years ended December 31, 2002, 2003 and 2004, revenue from BMW AG and Harman International Industries, Inc., our top two customers, accounted for approximately 28%, 29% and 26%, respectively, of our total revenue. In addition, during those three years, sales to our top 15 customers accounted for approximately 75%, 75% and 78% of our revenue, respectively. Although we have achieved some success in expanding our customer base, we anticipate that a limited number of customers will continue to represent a significant percentage of our revenue for the foreseeable future. In addition, although we have contractual arrangements with most of our key customers, the majority of these arrangements are not long term and generally do not obligate our key customers to make any minimum or specified level of purchases. Therefore, our relationships with these key customers may or may not continue in the future, and we are not guaranteed any minimum level of revenue from them. We cannot assure you that our revenue from our current customers will reach or exceed historical levels in any future period. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

We have historically incurred operating losses and we may not achieve sustained profitability.

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception. For the years ended December 31, 2000 and 2001, we had operating losses of $51,300 and $28,900, respectively, and net losses of $109,600 and $116,500, respectively. As of December 31, 2004, we had an accumulated deficit of $467,714. Although we have achieved an operating profit and a net profit in each of the last three fiscal years, we cannot assure you that our revenue will continue to grow at its current rate or that we will be able to maintain profitability in the future.

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

The use of our database in vehicle navigation systems, which we supply directly and indirectly to automobile manufacturers, historically has accounted for a substantial majority of our revenue. Approximately 82%, 83% and 82% of our net revenue for the years ended December 31, 2002, 2003 and 2004, respectively, were generated by the sale of our database for use in new automobiles equipped with navigation systems. Any significant downturn in the demand for these products would materially decrease our revenue. The automotive market historically has experienced fluctuations due to increased competition, economic conditions and circumstances affecting the global market for automobiles generally, and additional fluctuations are likely to occur in the future. To the extent that our future revenue depends materially on sales of new automobiles equipped with navigation systems enabled by digital maps, our business may be vulnerable to these fluctuations.

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

We currently have several major competitors in providing map information, including TeleAtlas N.V. and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use. TeleAtlas offers detailed map data for Western Europe and the United States. In July 2004, Tele Atlas acquired Geographic Data Technology, Inc. (GDT), a digital map data company in the United States, and, as a result, it may be more difficult for us to compete effectively with the combined company. Governmental and quasi-governmental agencies also are making more map data information available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database.

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

We have approximately 121 satellite and administrative offices in 19 countries worldwide. We have substantial operations in Europe. Approximately 68%, 66% and 68% of our total revenue in 2002, 2003 and 2004, respectively, were attributable to our European operations. We expect a significant portion of our revenue and expenses will be generated by our European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, which could have a material adverse effect on our business. We also collect data in various foreign jurisdictions and outsource some production functions in foreign jurisdictions. The key risks to us of operating in foreign countries include:

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

We expect to continue to expand internationally into other countries and regions, including into emerging economies, where we believe that many of these risks are increased. In some cases, this expansion may require or result in investments in or acquisitions of local companies or other strategic relationships, any of which may involve these risks.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. For the year ended December 31, 2004, we generated approximately 68% of our total revenue and incurred approximately 48% of our total costs in foreign currencies. Our European operations reported revenue of $267,541 for the year ended December 31, 2004. For the year ended December 31, 2004, approximately $17,649 (or approximately 4%) of our revenue was a result of an increase in the exchange rate of the euro against the dollar, as compared to 2003, with every one cent change in the exchange ratio of the euro against the dollar resulting in a $2,200 change in our revenue and a $1,000 change in our operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe. Given the volatility of exchange rates, we may not be able to effectively manage our currency translation and/or transaction risks, which may adversely affect our financial condition and results of operations.

We are subject to income taxes in many countries because of our international operations and we exercise judgment in order to determine our provision for income taxes. Because that determination is an estimate, we cannot be certain that our income tax provisions and accruals will be adequate.

We are subject to income taxes in many countries, jurisdictions and provinces. Our international operations require us to exercise judgment in determining our global provision for income taxes. Regularly, we make estimates where the ultimate tax determination is uncertain. While we believe our estimates are reasonable, we cannot assure you that the final determination of any tax audit or tax-related litigation will not be materially different from that reflected in our historical income tax provisions and accruals. The assessment of additional taxes, interest and penalties as a result of audits, litigation, legislation or otherwise, could be materially adverse to our current and future results of operations and financial condition.

We may not generate sufficient future taxable income to allow us to realize our deferred tax assets.

We have a significant amount of tax loss carryforwards and interest expense carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have recognized the value of a portion of these future tax deductions in our consolidated balance sheet at December 31, 2004. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. While we believe that sufficient positive evidence exists to support our determination that the realization of the unreserved portion of our deferred tax assets is more likely than not, we cannot assure you that we will have profitable operations in the future that will allow us to fully realize those assets.

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

Our inability to adequately protect our map database and other intellectual property could enable others to market databases with similar coverage and features that may reduce demand for our database and adversely affect our revenue.

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

The laws of some countries in which we operate do not protect our intellectual property rights to the same extent as the laws of other countries. For example, although our database and software are protected in part by copyright, database and trade secret rights, copyright protection does not extend to facts and legislative database protections that relate to compilations of facts currently exist only in certain countries of Europe and do not exist in the United States or Canada. In addition, as we continue to expand our geographic coverage outside of North America and Europe, there may be little or no intellectual property protection and increased rates of piracy. Further, we recently have begun to outsource some software development and data production functions and license certain data collection tools and know-how to third parties located in foreign countries where we believe there is an increased risk of infringement, misappropriation and piracy and an increased possibility that we may not be able to enforce our contractual and intellectual property rights.

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

Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting certain aspects of our business, including rules relating to employee stock option grants, have recently been revised.     In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which amends SFAS No. 123 to require the recognition of employee stock options as compensation based on their fair value at the time of grant (with limited exceptions). These new rules, which are effective on the commencement of the first interim period starting after June 15, 2005, will require us to change our accounting policy and record an expense for our stock-based compensation plans using the fair value method, and will result in additional accounting charges as described in Management’s Discussion and Analysis – New Accounting Pronouncements.

Risks Related to

Our Relationship with Philips

Philips continues to own a significant portion of our common stock and may exercise significant influence over us, and its interests may differ from those of our other stockholders.

As of December 31, 2004, Philips B.V. continued to own 30,521 shares of common stock, or approximately 34.8% of our common stock. Philips has certain call rights with respect to 2,580 shares owned by NavPart II B.V (“NavPart II”), a wholly-owned subsidiary of NavPart I B.V (“NavPart I”). According to reports furnished to us pursuant to Sections 16(a) and 13(d) of the Securities Exchange Act of 1934, Philips delivered an exercise notice to NavPart I in August 2004 with respect to the aformentioned shares owned by NavPart II.  The transfer of these shares was completed in March 2005. Philips’ ownership as of December 31, 2004, including these shares, would be 33,101 shares of our common stock, or approximately 37.7% of our common stock. As a result, Philips B.V. could delay or prevent a change of control of us that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

By exercising its registration rights and selling a large number of shares, our principal stockholder could cause the price of our common stock to decline and impede our ability to raise capital through the issuance of equity securities in the future.

Philips holds certain registration rights that allow it to require us to register its shares of our common stock for sale under the Securities Act. Pursuant to these “demand” rights, Philips may require us to register some or all of its shares as many as four times. In addition to these demand registration rights, if we propose to register any shares of our common stock for public sale under the Securities Act, either for our own account or the account of any other person, Philips may require that we include some or all of its shares in that registration. Including Philips’ shares in such a registration does not reduce the number of times it may require us to register its shares pursuant to its “demand” rights. We are obligated to pay all of the expenses incurred in connection with any of these demand registrations (other than underwriting commissions or discounts and legal expenses of Philips). In addition, in order to fulfill our obligations to effect these registrations, our senior management must devote substantial time and effort to the registration process. The registration rights will terminate upon the earlier to occur of (i) the date that is five years after the initial public offering or (ii) the date on which Philips is able to sell the shares held by it within a 180-day period under Rule 144 of the Securities Act. Sales of substantial amounts of our common stock by Philips, or the perception that these sales may occur, through a registered offering or otherwise, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future.

In connection with our initial public offering in August 2004, we and Philips entered into a separation agreement to terminate certain services and programs provided to us by or through Philips.  As a result, we may lose operating expense savings and other benefits.

We have historically obtained software, software-related consulting services, treasury services, tax consulting services, insurance services and purchasing services on favorable terms through our participation in Philips’ programs, which we believe have resulted in operating expense savings for us of approximately $2,000 to $2,500 per year.  In connection with our initial public offering in August 2004, Philips now owns less than 50% of our common stock.  We and Philips entered into a separation agreement to, among other things, terminate these services and programs provided to us by or through Philips.  As a result, we can no longer obtain software, software-related consulting services, treasury services, tax consulting services and insurance from or through Philips and we will only be able to continue to participate in certain Philips’ purchasing programs until March 31, 2005.  Following termination of those services and programs, to the extent we are unable to obtain goods and services at prices and/or on terms as favorable as those previously available to us, we will incur increased operating expenses which could adversely affect our financial condition and results of operations.

Our directors who own Philips common stock or options to acquire Philips common stock or who hold positions with Philips may have potential conflicts of interest.

Ownership of Philips common stock, options to acquire Philips common stock and other equity securities by our directors and the presence of Philips officers on our board of directors could create, or appear to create, potential conflicts of interest when our directors are faced with decisions that could have different implications for Philips than they do for us. We expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis in accordance with our code of ethics and business conduct and corporate governance guidelines, as well as any other standards adopted by our board.

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

Our stock price may decline due to sales of shares by our other stockholders.

Sales of substantial amounts of our common stock, or the perception that these sales may occur, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. All shares sold in our initial public offering and all of our other outstanding shares of common stock are freely transferable without restriction or further registration under the Securities Act of 1933, subject to restrictions that may be applicable to our “affiliates,” as that term is defined in Rule 144 of the Securities Act. Shares issuable upon exercise of our options also may be sold in the market in the future, subject to restrictions on resale following underwritten offerings contained in some of our option agreements, and sales of substantial amounts of those shares, or the perception that these sales may occur, also may adversely affect the price of our common stock.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid or at all.

The price of our common stock may fluctuate widely, depending upon many factors, including the market’s perception of our prospects and those of geographic data providers in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, changes in general economic or market conditions and broad market fluctuations. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Stock prices for technology-related companies have experienced significant price and volume volatility. Companies that experience volatility in the market price of their securities often are subject to securities class action litigation. This type of litigation, if instituted against us, could result in substantial costs and divert management’s attention and resources away from our business. In addition, our common stock may not be traded actively. An illiquid market for our common stock may result in lower trading prices and increased volatility, which could adversely affect the value of your investment.

Our quarterly revenue and operating results are difficult to predict and if we do not meet quarterly financial expectations our stock price may experience increased volatility.

Our quarterly revenue and operating results are difficult to predict due to a variety of factors, including the timing of purchases by our customers, the introduction of new products or services by them incorporating our map database and changes in our pricing policies or those of our competitors. These or other factors, many of which are beyond our control, may result in this unpredictability continuing in the future. This could cause our operating results in some quarters to vary from market expectations and lead to volatility in our stock price. We currently do not intend to provide quarterly guidance.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Delaware law and our certificate of incorporation and bylaws contain provisions that could delay and discourage takeover attempts that stockholders may consider favorable.

Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware corporate law may make it more difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions include:

•      the ability by our board of directors to issue preferred stock with voting or other rights or preferences;

•      our stockholders may only take action at a meeting of our stockholders and not by written consent; and

•      our stockholders must comply with advance notice procedures in order to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at meetings of the stockholders.

Any delay or prevention of a change of control transaction or changes in our board of directors or management could deter potential acquirors or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We invest our cash in highly liquid cash equivalents and marketable securities. We do not believe that our exposure to interest rate risk is material to our results of operations.

Material portions of our revenue and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenue and expenses in the future. In addition, substantially all of our expenses and revenue related to our international operations are denominated in foreign currencies, principally the euro.

We are also subject to foreign currency exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance is payable by one of our European subsidiaries to us and one of our U.S. subsidiaries, and is due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in our European business, management concluded that cash flows would be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, we adopted a plan for repayment and the loan was no longer designated as permanent in nature.

Prior to April 22, 2003, we had not engaged in activities to hedge our foreign currency exposures. On that day, we entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation. The Swap was assigned to an unaffiliated third party in the third quarter of 2004. The Swap was not designated for hedge accounting. Under the terms of the Swap, one of the Company’s European subsidiaries makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of December 31, 2004, the outstanding intercompany obligation (net of payments) was $87.4 million.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of December 31, 2004, a 10% decrease in the value of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap liability of $10.9 million, while a 10% increase in the value of the euro against the U.S. dollar would result in an increase in the fair value of our Swap liability of $10.9 million.

Item 8. Financial Statements and Supplementary Data.

See Financial Statements beginning on page F-1 following the Exhibit Index and the Financial Statement Schedule beginning immediately following the financial statements.

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

Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s last fiscal quarter (i.e., the fourth quarter of 2004) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

In December 2004, the Compensation Committee approved a special one-time bonus payable to Mr. Green and Mr. Mullen of $200,000 and $150,000, respectively, in connection with the successful completion of our initial public offering.  In addition, the Compensation Committee approved a 6% raise for Mr. Mullen.

PART III

Item 10. Directors and Executive Officers.

Executive Officers and Directors.

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included under the captions “Proposal No. 1 – Election of Directors,” “Information About the Board of Directors” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report and is incorporated by reference into this section.

Code of Ethics

The Company has adopted a code of ethics, known as our Code of Ethics and Business Conduct, that applies to all employees including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions. This code of ethics can be found on our web site at www.navteq.com by completing the following steps:

•      First, click on Investor Relations;

•      Click on Corporate Governance; and

•      Finally, click on either Code of Conduct – NA, or Code of Conduct – EU, for our North America and European codes of ethics, respectively.

Stockholders may also obtain a copy of the Code of Ethics and Business Conduct by submitting a request for such copy to NAVTEQ, c/o Corporate Secretary, 222 Merchandise Mart, Suite 900, Chicago, Illinois 60654.

Committee Charters and Corporate Governance Guidelines

A copy of the charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines are available on our web site at www.navteq.com under “Investor Relations – Corporate Governance.” Stockholders may also obtain copies of these charters and our Corporate Governance Guidelines by submitting a request for any such copy to NAVTEQ, c/o Corporate Secretary, 222 Merchandise Mart, Suite 900, Chicago, Illinois 60654.

Item 11. Executive Compensation

The information required by this item is included under the caption “Information about the Board of Directors – Board of Directors Compensation” and “Executive Compensation” in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item related to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of NAVTEQ” in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2004, regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	9,245,283	$4.09	10,431,440
Equity compensation plans not approved by security holders	—	—	—
Total	9,245,283	$4.09	10,431,440

The number of securities remaining available for future issuance under equity compensation plans set forth above represents shares available for issuance under the Company’s 2001 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is set forth under the caption “Related Party Transactions” in our Proxy Statement related to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Other Matters” in our Proxy Statement related to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)       See Item 8.

(a)(2)       See Item 8.

(a)(3)       Exhibits. See Exhibit Index immediately following the Signature Page.

(b)           Exhibits. See Exhibit Index immediately following the Signature Page.

(c)           Additional financial statement schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2005

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date

/s/ Judson C. green	March 1, 2005
Judson C. Green
President, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ david b. mullen	March 1, 2005
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ neil smith	March 1, 2005
Neil Smith
Vice President and Corporate Controller (Principal Accounting Officer)

*	March 1, 2005
Richard J.A. de Lange
Director

*	March 1, 2005
Christopher Galvin
Director

*	March 1, 2005
Wilhelmus C. M. Groenhuysen
Director

*	March 1, 2005
William Kimsey
Director

	*	March 1, 2005
Scott D. Miller
Director

	*	March 1, 2005
Dirk-Jan van Ommeren
Director

*By:	/s/ Judson C. Green	March 1, 2005
Judson C. Green, as
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation. (1)
3.2		Amended and Restated Bylaws. (1)
4.1		Specimen Common Stock Certificate. (1)
4.2		Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and Judson C. Green. (*)(2)
4	.3(a)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod. (*)(2)
4	.3(b)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod. (*)(2)
4.4		Registration Rights Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V. (3)
4.5		Warrant Agreement dated as of April 1, 1997 between Navigation Technologies and Philips Media Services B.V. (3)
4.6		Amended and Restated Agreement Regarding Registration of Shares between NAVTEQ Corporation and NavPart I B.V. (4)
10.1		Amended and Restated Employment Agreement dated as of April 30, 2004 between NAVTEQ Corporation and Judson C. Green. (*)(1)
10.2		Employment Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(*)(3)
10.3		Employment Agreement dated as of December 1, 2002 between Navigation Technologies Corporation and David B. Mullen. (*)(2)
10.4		Letter Agreement dated February 3, 1998 from Navigation Technologies agreed to and accepted by M. Salahuddin Khan.(*)(3)
10.5		Letter Agreement dated February 13, 1997 from Navigation Technologies agreed to and accepted by Denis M. Cohen. (*)(3)
10.6		Form of Indemnification Agreement. (1)
10	.7(i)	BMW Group International Terms and Conditions for the Purchase of Production Materials and Automotive Components dated September 24, 2001. (5)
10	.7(ii)	Purchasing Terms and Conditions between BMW North America, Inc. and Navigation Technologies. (c)(6)
10	.7(iii)	Agreement between BMW (South Africa) (Proprietary) Limited and Navigation Technologies B.V. commencing June 1, 1999 (the “South Africa Agreement”). (c)(6)
10	.7(iv)	Amendment to South Africa Agreement. (c)(5)
10	.7(v)	Warranty Agreement dated August 8, 1998 between Bayerische Motoren Werke and Navigation Technologies BV (the “Warranty Agreement”). (c)(5)
10	.7(vi)	Letter regarding Warranty Agreement dated May 22, 2002 from Bayerische Motoren Werke to Navigation Technologies BV. (5)
10	.8(i)	Data License Agreement dated December 1, 1999 between Harman International Industries, Incorporated (“Harman”) and Navigation Technologies. (c)(7)
10	.8(ii)	Territory License No. 6 dated September 28, 2001 between Harman and Navigation Technologies (“License No. 6”). (c)(5)
10	.8(iii)	Distribution Services Addendum to License No. 6 dated January 1, 2002 between Harman and Navigation Technologies. (c)(5)
10	.8(iv)	Territory License No. 7 dated April 1, 2001 between Harman and Navigation Technologies (“License No. 7”). (c)(6)
10	.8(v)	Amendment to Territory License No. 7 dated February 20, 2002 between Harman and Navigation Technologies. (c)(5)
10	.8(vi)	Territory License No. 8 dated August 1, 2002 between Harman and Navigation Technologies.(c)(8)

10	.8(vii)	Interim Amendment to Territory License No. 6 and Data License Agreement by and between NAVTEQ North America, LLC and Harman International Industries, Incorporated (c)(15)
10.9		Deposit Agreement dated May 21, 2002 between Navigation Technologies Corporation and Koninklijke Philips Electronics N.V.(9)
10.10		Assignment and Amendment to Deposit Agreement by and among Navigation Technologies Corporation, Navigation Technologies North America, LLC and Koninklijke Philips Electronics N.V. (10)
10.11		Deposit Agreement by and among Navigation Technologies B.V., and Koninklijke Philips Electronics N.V. (11)
10.12		Amendment to Deposit Agreements dated as of May 18, 2004 by and among NAVTEQ B.V., NAVTEQ North America LLC, and Koninklijke Philips Electronics N.V. (1)
10.13		$15,000,000 364 Day Revolving Credit Agreement dated as of November 10, 2003, by and between Navigation Technologies North America, LLC and JPMorgan Chase Bank. (12)
10.14		Guaranty made by Navigation Technologies Corporation dated as of November 10, 2003 in favor of JPMorgan Chase Bank. (12)
10.15		Deal Request by Navigation Technologies to Koninklijke Philips Electronics N.V. dated April 22, 2003 (10)
10.16		Letter Agreement regarding Cross Currency Swap between Navigation Technologies B.V. and Koninklijke Philips Electronics N.V. dated May 23, 2003 (10)
10.17		Letter Agreement regarding Cross Currency Swap between NAVTEQ B.V. and ABN AMRO Bank N.V. dated July 27, 2004. (1)
10.18		Confirmation between ABN AMRO Bank N.V. and NAVTEQ B.V. regarding Swap Transaction dated July 27, 2004. (13)
10.19		Master Separation Agreement between Koninklijke Philips Electronics, N.V. and NAVTEQ Corporation. (1)
10.20		Credit Agreement dated as of November 9, 2004 between NAVTEQ North America, LLC and LaSalle Bank, National Association. (14)
10.21		Guaranty by NAVTEQ Corporation dated as of November 9, 2004 in favor of LaSalle Bank, National Association. (14)
10.22		Memorandum regarding Director Compensation
10.23		Form of Stock Option Agreement under NAVTEQ Corporation's 2001 Stock Incentive Plan.
10.24		Form of Restricted Stock Unit Agreement under NAVTEQ Corporation's 2001 Stock Incentive Plan.
21		Subsidiaries of NAVTEQ.
23		Consent of KPMG LLP
24		Power of Attorney by the Directors and Certain Officers.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)           Indicates management employment contracts or compensatory plans or arrangements.

(c)           Portions omitted pursuant to a request for confidential treatment.

(1)           Filed with NAVTEQ’s Registration Statement on Form S-1 (Registration No. 333-114637), as amended, and incorporated herein by reference.

(2)           Filed with NAVTEQ’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(3)           Filed with NAVTEQ’s Registration Statement on Form 10, Registration No. 000-21323 and incorporated herein by reference.

(4)           Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 and incorporated herein by reference.

(5)           Filed with NAVTEQ’s Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(6)           Filed with NAVTEQ’s Amendment No. 3 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(7)           Filed with NAVTEQ’s Amendment No. 4 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(8)           Filed with NAVTEQ’s Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(9)           Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(10)         Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

(11)         Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.

(12)         Filed with NAVTEQ’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(13)         Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated herein by reference.

(14)         Filed with NAVTEQ’s Current Report on Form 8-K filed on November 12, 2004 and incorporated herein by reference.

(15)         Filed with NAVTEQ’s Current Report on Form 8-K filed on December 22, 2004, and incorporated herein by reference.

1

NAVTEQ CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors

NAVTEQ Corporation:

We have audited the accompanying consolidated balance sheets of NAVTEQ Corporation and subsidiaries (the Company) as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAVTEQ Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2005

NAVTEQ CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2003	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,982	30,101
Cash on deposit with affiliate	65,307	—
Short-term marketable securities	—	45,650
Accounts receivable, net of allowance for doubtful accounts of $4,365 and $3,571 in 2003 and 2004, respectively	44,545	56,582
Deferred income taxes	41,049	50,696
Prepaid expenses and other current assets	6,466	8,348
Total current assets	159,349	191,377
Property and equipment, net	11,918	18,220
Capitalized software development costs, net	22,605	26,243
Long-term deferred income taxes	131,016	92,069
Long-term marketable securities	—	27,280
Deposits and other assets	277	9,519
Total assets	$325,165	364,708

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,539	13,962
Accrued payroll and related liabilities	20,344	28,054
Other accrued expenses	16,410	20,609
Deferred revenue	24,968	31,165
Total current liabilities	77,261	93,790
Fair value of derivative	23,799	21,616
Long-term deferred revenue	3,582	13,342
Other long-term liabilities	2,612	3,142
Total liabilities	107,254	131,890
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 84,153 and 87,741shares issued and outstanding in 2003 and 2004, respectively	1,178	88
Additional paid-in capital	767,709	741,448
Note receivable for common stock	(219)	—
Deferred compensation expense	(2,332)	(12,403)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(26,645)	(28,503)
Unrealized holding loss on available-for-sale marketable securities, net of tax	—	(98)
Total accumulated other comprehensive loss	(26,645)	(28,601)
Accumulated deficit	(521,780)	(467,714)
Total stockholders’ equity	217,911	232,818
Total liabilities and stockholders’ equity	$325,165	364,708

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2002	2003	2004

Net revenue	$165,849	272,623	392,858
Operating costs and expenses:
Database creation and distribution costs	92,499	125,841	186,330
Selling, general, and administrative expenses	63,422	83,024	111,942
Total operating costs and expenses	155,921	208,865	298,272
Operating income	9,928	63,758	94,586
Other income (expense):
Interest income	172	414	1,158
Interest expense	(840)	(34)	(24)
Foreign currency gain (loss)	134	6,174	(1,686)
Other expense	(134)	(11)	(206)
Income before income taxes	9,260	70,301	93,828
Income tax benefit (expense)	(1,105)	165,514	(39,762)
Net income	8,155	235,815	54,066
Cumulative preferred stock dividends	(110,464)	—	—
Net income (loss) applicable to common stockholders	$(102,309)	235,815	54,066

Earnings (loss) per share of common stock:
Basic	$(2.41)	2.81	0.62
Diluted	$(2.41)	2.69	0.59

Weighted average shares of common stock outstanding:
Basic	42,446	84,062	86,509
Diluted	42,446	87,593	92,001

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

	Series A cumulative convertible preferred stock		Series B cumulative convertible preferred stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Note receivable for common stock	Deferred compensation expense	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity

Balances as of December 31, 2001	286	$40,027	3,043	$425,527	28,450	$398	299,422	(219)	—	4,166	(765,750)	3,571
Exercise of stock options	—	—	—	—	44	1	76	—	—	—	—	77
Conversion of preferred stock	(286)	(40,027)	(3,043)	(425,527)	55,477	777	464,777	—	—	—	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(566)	—	(566)
Net income	—	—	—	—	—	—	—	—	—	—	8,155	8,155

Total comprehensive income												7,589

Balances as of December 31, 2002	—	—	—	—	83,971	1,176	764,275	(219)	—	3,600	(757,595)	11,237
Exercise of stock options	—	—	—	—	182	2	286	—	—	—	—	288
Grant of stock options at exercise prices below fair market value	—	—	—	—	—	—	3,148	—	(3,148)	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	816	—	—	816
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(30,245)	—	(30,245)
Net income	—	—	—	—	—	—	—	—	—	—	235,815	235,815

Total comprehensive income												205,570

Balances as of December 31, 2003	—	—	—	—	84,153	1,178	767,709	(219)	(2,332)	(26,645)	(521,780)	217,911
Exercise of warrants	—	—	—	—	3,384	47	427	—	—	—	—	474
Reverse stock split	—	—	—	—	—	(1,140)	1,140	—	—	—	—	—
Exercise of stock options	—	—	—	—	215	3	2,533	—	—	—	—	2,536
Dividends paid	—	—	—	—	—	—	(47,159)	—	—	—	—	(47,159)
Stock compensation expense	—	—	—	—	—	—	17,087	—	(10,071)	—	—	7,016
Settlement of note receivable for common stock	—	—	—	—	(11)	—	(289)	219	—	—	—	(70)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,858)	—	(1,858)
Unrealized holding loss on available-for-sale marketable securities (net of taxes of $61)	—	—	—	—	—	—	—	—	—	(98)	—	(98)
Net income	—	—	—	—	—	—	—	—	—	—	54,066	54,066
Total comprehensive income												52,110
Balances as of December 31, 2004	—	$—	—	$—	87,741	$88	741,448	—	(12,403)	(28,601)	(467,714)	232,818

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$8,155	235,815	54,066
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	(172,076)	31,841
Depreciation and amortization	5,972	5,718	6,414
Amortization of software development costs	4,591	6,312	9,154
Foreign currency (gain) loss	(134)	(6,174)	1,686
Impairment of capitalized software development costs	2,114	—	—
Deferred interest expense on refundable license payments	823	—	—
Provision for bad debts	1,795	2,071	(461)
Stock compensation expense	—	816	7,016
Tax benefit on non-qualified stock options	—	—	1,547
Noncash other	33	36	308
Changes in operating assets and liabilities:
Accounts receivable	(9,634)	(12,061)	(10,086)
Prepaid expenses and other current assets	(165)	(2,966)	(1,705)
Deposits and other assets	(87)	401	(8,711)
Accounts payable	136	9,876	(2,198)
Accrued payroll and related liabilities	1,813	3,231	6,536
Other accrued expenses	4,196	873	(3,823)
Deferred revenue	2,212	(6,060)	14,431
Other long-term liabilities	414	136	407
Net cash provided by operating activities	22,234	65,948	106,422
Cash flows from investing activities:
Acquisition of property and equipment	(2,156)	(9,269)	(12,875)
Capitalized software development costs	(10,027)	(9,966)	(12,792)
Purchases of marketable securities	—	—	(118,100)
Sales of marketable securities	—	—	44,934
Investment in joint venture	—	—	(490)
Cash on deposit with affiliate, net	(5,000)	(55,307)	65,199
Net cash used in investing activities	(17,183)	(74,542)	(34,124)
Cash flows from financing activities:
Issuance of common stock	77	288	1,393
Dividends paid	—	—	(47,159)
Repayment of refundable licensing advances	(4,000)	—	—
Net cash provided by (used in) financing activities	(3,923)	288	(45,766)
Effect of exchange rate changes on cash	793	861	1,587
Net increase (decrease) in cash and cash equivalents	1,921	(7,445)	28,119
Cash and cash equivalents at beginning of year	7,506	9,427	1,982
Cash and cash equivalents at end of year	$9,427	1,982	30,101

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	18	24
Cash paid during the year for income taxes	$555	3,290	2,569

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

The Company is engaged primarily in the creation, updating, enhancing, licensing and distribution of its database for North America and Europe. The Company’s database is a digital representation of road transportation networks constructed to provide a high level of accuracy and the useful level of detail necessary to support route guidance products and similar applications. The Company’s database is licensed to leading automotive electronics manufacturers, automotive manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers. The Company is currently realizing revenue primarily from license fees charged to customers who incorporate the Company’s database into their products or services.

(b)   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(e)   Marketable Securities

The Company invests in marketable securities and classifies the securities as available-for-sale under Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS 115, available-for-sale marketable securities are accounted for at market prices, with the unrealized gain or loss, less applicable deferred income taxes, shown as a separate component of stockholders’ equity.

At December 31, 2004, the Company began to classify its investment in auction-rate securities as short-term marketable securities. These investments, totaling $43,400, were included in cash and cash equivalents at September 26, 2004. None were held in periods prior to the quarter ended September 26, 2004. Such amounts will be reclassified in the interim financial statements for the third quarter of fiscal 2005 to conform to the December 31, 2004 classification. This change in classification will have no effect on the amounts of total current assets, total assets, net income, or cash flow from operations of the Company.

(f)    Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition and business prospects of the Company’s customer base. The Company reviews the collectibility of individual accounts and assesses the adequacy of the allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(g)   Fair Value of Financial Instruments

The carrying values of cash equivalents, cash on deposit with affiliate, receivables, payables and accrued expenses approximate their fair values due to the short maturity of these instruments.

(h)   Property and Equipment

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

(i)    Derivatives

The Company uses a derivative financial instrument to manage foreign currency exchange rate risk. Derivative instruments are stated at fair value in the consolidated balance sheet. The Company did not designate the derivative as a hedge as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, the changes in fair value of the derivative are recognized in the consolidated statements of operations.

(j)    Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable, following the guidance in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, “Revenue Recognition.” Where arrangements have multiple elements, the Company applies the guidance prescribed by Emerging Issues Task Force (EITF) Consensus 00-21, “Revenue Arrangements with Multiple Deliverables.”

The Company derives a substantial majority of its revenue from licensing its database. Revenue is recognized net of provisions for estimated uncollectible amounts and anticipated returns. Database licensing revenue includes revenue associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), prepaid licensing fees from distributors and customers and direct sales to end users. Nonrefundable minimum licensing fees are recognized as revenue ratably over the period of the arrangement. License fees from usage (including license fees in excess of nonrefundable minimum fees) are recognized in the period in which the customer reports them to the Company. Prepaid licensing fees are recognized in the period in which the distributor or customer reports that they have shipped the database to the end user. Revenue for direct sales of licenses is recognized when the database is shipped to the end user. Revenues from licensing arrangements including a second copy of the database are allocated equally to the two shipments of the database to the customer, which is consistent with their relative fair values. Licensing arrangements that entitle the customer to unspecified updates over a period of time are recognized as revenue ratably over the period of the arrangement.

(k)   Database Creation and Distribution Costs

Database creation and distribution costs include the costs of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs of $57,206, $69,609, and $89,584 in 2002, 2003, and 2004, respectively, include the direct costs of database creation and validation, costs to obtain information used to construct the database and ongoing costs for updating and enhancing the database content. Database creation and updating costs are expensed as incurred, except costs of internal-use software, which are capitalized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are then amortized on a straight-line basis over their estimated useful life, generally three to five years.

Database licensing and distribution costs of $21,243, $40,560, and $72,073 in 2002, 2003, and 2004, respectively, include direct costs related to reproduction of the database for licensing, professional services, and per copy sales (including shipping and handling costs of $2,881, $4,772, and $5,351 in 2002, 2003, and 2004, respectively). Database licensing and distribution costs are expensed as incurred.

Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company’s core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company’s map database by customers. Costs of internal-use software are accounted for in accordance with SOP 98-1. Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally three to five years. The Company capitalized $10,027, $9,966, and $12,792 of internal-use software development costs during 2002, 2003, and 2004, respectively. Included in database creation and updating costs is the amortization of internal-use software costs of $4,591, $6,312, and $9,154 for the years ended December 31, 2002, 2003, and 2004, respectively. Software development and maintenance costs of $14,050, $15,672, and $24,672 in 2002, 2003, and 2004, respectively, did not qualify for capitalization and were expensed as incurred.

The Company performs strategic reviews of its software development initiatives, including a comprehensive assessment of its internal-use software development projects to ensure that projects with capitalized costs are expected to provide substantive future service potential. Based on this review, during the third quarter of 2002, management determined that certain capitalized software development costs were impaired, and it was necessary to write-down the balance by $2,114. This write-down is recorded within database creation and distribution costs in the accompanying 2002 consolidated statement of operations. Management believes that the remaining capitalized software development costs after this write-down are recoverable. In reaching this conclusion, management considered the progress of each of the Company’s internal-use software development projects to date, expected completion timelines, and budgeted future expenditures for each of the projects.

(l)    Income Taxes

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

(m)  Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Foreign assets and liabilities in the accompanying consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenue and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated statements of operations.

(n)   Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for

Impairment or Disposal of Long-lived Assets”, which provides a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements.

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

(o)   Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying common stock exceeds the exercise price of the option. Prior to 2003, under the Company’s stock option plan, options were granted at exercise prices that were equal to the fair value of the underlying common stock on the date of grant. Therefore, no stock-based compensation expense was recorded in the consolidated statements of operations. During 2003, the Company granted options at exercise prices below the fair value of the underlying common stock on the date of grant. Accordingly, the Company recorded compensation expense related to these option grants of $816 and $792 for the years ended December 31, 2003 and 2004, respectively. Prior to the completion of the Company’s initial public offering in August 2004, the fair value of the underlying common stock was determined by the Company’s Board of Directors based on an internally-prepared valuation analysis using comparable companies, comparable merger transactions and discounted cash flow methodologies.

During 2004, the Company granted 769 restricted stock units to certain directors and employees under the Company’s 2001 Stock Incentive Plan.  The restricted stock units are securities that require the Company to deliver one share of common stock to the holder for each vested unit.  Compensation expense is recognized ratably over the vesting periods of each tranche of the restricted stock units using a fair value equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant-date fair value of the restricted stock units was $22.19.  The Company recognized $6,224 of compensation expense related to these restricted stock units during the year ended December 31, 2004.  The expense is reported in both Database Creation and Distribution Costs and Selling, General and Administrative Expenses in the consolidated statements of operations.  There were 769 restricted stock units outstanding as of December 31, 2004.

SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has furnished the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure”. The compensation expense for stock options included in the pro forma disclosures is recognized over the vesting period using a straight-line method.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied in each period.

	Year Ended December 31
	2002	2003	2004

Net income, as reported	$8,155	235,815	54,066
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	506	4,310
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,268)	(1,952)	(5,610)
Pro forma net income	3,887	234,369	52,766
Deduct: Cumulative preferred stock dividends	(110,464)	—	—
Pro forma net income (loss) applicable to common stockholders	$(106,577)	234,369	52,766

Earnings (loss) per share of common stock:
Basic—as reported	$(2.41)	2.81	0.62
Diluted—as reported	$(2.41)	2.69	0.59
Basic—pro forma	$(2.51)	2.79	0.61
Diluted—pro forma	$(2.51)	2.67	0.57

The per share weighted-average fair value of stock options granted during 2002, 2003, and 2004 was $0.92 $6.92, and $13.38, respectively, for options granted with an exercise price that equals the fair value of the underlying common stock on the date of grant. The per share weighted-average fair value of stock options granted in 2003 for options granted with an exercise price less than the fair value of the underlying common stock on the date of grant was $8.19. The fair value of all options was computed as of the date of grant using the Black-Scholes method with the following weighted-average assumptions: 2002—no dividends, 75% volatility, risk-free interest rate of 2.94%, and expected life of 5.6 years; 2003—no dividends, 67% volatility, risk-free interest rate of 3.19%, and expected life of 4.9 years; 2004—no dividends, 67% volatility, risk-free interest rate of 3.41%, and expected life of 4.9 years.

(p)   Comprehensive Income (Loss)

Accumulated other comprehensive loss is related to the Company’s foreign currency translation adjustments and unrealized holding losses on available-for-sale marketable securities.

(q)   Income (Loss) Per Share

Basic and diluted earnings (loss) per share is computed based on the net income (loss) after deducting cumulative preferred stock dividends, divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

The following table sets forth the computation of earnings (loss) per share for the years ended December 31,:

	2002	2003	2004
Numerator:
Net income	$8,155	235,815	54,066
Less: cumulative preferred stock dividends	(110,464)	—	—
Net income (loss) applicable to common stockholders	$(102,309)	235,815	54,066
Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares outstanding	42,446	84,062	86,509
Effect of dilutive securities:
Employee stock options	—	478	4,238
Restricted stock units	—	—	131
Warrants	—	3,053	1,123
Denominator for diluted earnings (loss) per share—weighted-average shares outstanding and assumed conversions	42,446	87,593	92,001
Earnings (loss) per share:
Basic	$(2.41)	2.81	0.62
Diluted	$(2.41)	2.69	0.59

Options to purchase 7,783, 1,073, and 4 shares of common stock were outstanding at December 31, 2002, 2003, and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Warrants to purchase 3,384 shares of common stock were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. There were 286 shares of Series A cumulative convertible preferred stock and 3,043 shares of Series B cumulative convertible preferred stock which were converted into common stock as of October 1, 2002. The shares of preferred stock were not included in the computation of diluted earnings per share during 2002 because the effect would be antidilutive (See Note 8).

(r)    Reclassifications

Certain 2002 and 2003 amounts in the consolidated financial statements have been reclassified to conform to the 2004 presentation.

(2)—Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005.  SFAS No. 123(R) supercedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost will be recognized over the requisite service period based on fair values measured on grant dates. The Company will adopt the new standard using the modified prospective transition method which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered.  The adoption of SFAS 123(R) will result in additional expense being recorded in future years related to the Company’s share-based employee compensation programs.

(3)—Marketable Securities

At December 31, 2004, available-for-sale marketable securities consisted of the following:

	Amortized Cost	Unrealized Loss	Market Value
Short-term marketable securities:
Commercial paper	$2,000	—	2,000
Preferred stock	4,000	—	4,000
Municipal bonds	39,650	—	39,650
Total short-term marketable securities	45,650	—	45,650

Long-term marketable securities:
Corporate bonds and notes	13,939	(101)	13,838
U.S. Government and agency securities	13,500	(58)	13,442
Total long-term marketable securities	27,439	(159)	27,280
	$73,089	(159)	72,930

The Company’s marketable securities consist of marketable securities of high credit quality and have contractual maturities of up to 39 years.

Other-than-temporary impairments are recognized if the market value of the investment is below its cost basis for an extended period of time or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations.  There were no other-than-temporary impairments for the year ended December 31, 2004. All of the marketable securities that have an unrealized loss have had that loss for less than twelve months.

(4)—Property and Equipment

The components of the Company’s property and equipment as of December 31, 2003 and 2004 are as follows:

	2003	2004
Computers and equipment	$17,990	25,798
Furniture and fixtures	1,680	3,273
Purchased software	8,764	9,661
Leasehold improvements	3,756	5,003
	32,190	43,735
Less accumulated depreciation and amortization	(20,272)	(25,515)
	$11,918	18,220

(5)—Long-term Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer. Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006. As of December 31, 2004, $10,000 remained in the balance of short-term deferred revenue and $10,000 remained in the balance of long-term deferred revenue related to this agreement.  In addition, the customer has an obligation to the Company of $20,000 payable on January 15, 2007 related to license fees in 2007 and 2008.

(6)—Line of Credit

On November 9, 2004, the Company obtained, through its operating subsidiary for North America, a new revolving line of credit that is scheduled to mature on December 1, 2005.  Pursuant to the terms of the line of credit, the Company may borrow up to $25,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  The Company is required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  The Company has guaranteed its operating subsidiary’s obligations under this facility.  As of December 31, 2004, there were no outstanding borrowings against this line of credit.

(7)—Income Taxes

The domestic and foreign components of pre-tax income (loss) for the years ended December 31, 2002, 2003, and 2004 are as follows:

	2002	2003	2004
Domestic	$(14,055)	9,915	2,716
Foreign	23,315	60,386	91,112
Income before income taxes	$9,260	70,301	93,828

The current and deferred components of income tax expense (benefit) for the years ended December 31, 2002, 2003, and 2004 are as follows:

	2002	2003	2004
Current:
Federal	$—	—	123
State	—	15	89
Foreign	1,105	3,223	1,877
Total current	1,105	3,238	2,089
Deferred:
Federal	—	(73,089)	(692)
State	—	(8,513)	(147)
Foreign	—	(87,150)	38,512
Total deferred	—	(168,752)	37,673
Income tax expense (benefit)	$1,105	(165,514)	39,762

Total income tax expense (benefit) differed from the amount computed by applying the U.S. Federal statutory tax rates of 34%, 34%, and 35% to the income before income taxes for the years ended December 31, 2002, 2003, and 2004, respectively, due to the following:

	2002	2003	2004
Tax expense at U.S. Federal statutory rate	$3,148	23,903	32,839
State tax expense (benefit), net of Federal tax effect	(527)	331	78
Foreign withholding tax, net of Federal tax effect	—	1,288	444
Impact of foreign rates and other permanent items	1,220	(7,573)	2,148
Impact of adjustments to deferred taxes due to changes in statutory tax rates	—	—	3,824
Decrease in valuation allowance	(2,736)	(183,463)	(24)
Other	—	—	453
Income tax expense (benefit)	$1,105	(165,514)	39,762

Deferred tax assets and liabilities as of December 31, 2003 and 2004 are summarized as follows:

	2003	2004
Deferred tax assets:
Current:
Net operating loss carryforwards	$34,966	42,304
Deferred revenue	4,590	6,755
Other deductible temporary differences	1,648	1,773
Total current deferred tax assets	41,204	50,832
Non-current:
Research and development credit carryforwards	6,716	6,456
Interest not currently deductible	81,980	78,784
Net operating loss carryforwards	127,466	83,562
Deferred revenue	1,221	5,147
Other deductible temporary differences	2,974	8,501
Total non-current deferred tax assets	220,357	182,450
Gross deferred tax assets	261,561	233,282
Less valuation allowance	(85,439)	(86,478)
Net deferred tax assets	176,122	146,804

Deferred tax liabilities:
Current:
Other deductible temporary differences	(155)	(136)
Total current deferred tax liabilities	(155)	(136)

Non-current:
Capitalized software development costs, net	(3,902)	(3,903)
Total non-current deferred tax liabilities	(3,902)	(3,903)
Gross deferred tax liabilities	(4,057)	(4,039)
Deferred income taxes	$172,065	142,765

During 2004, the deferred tax asset valuation allowance increased $1,039.

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

Prior to 2003, the Company had provided a valuation allowance for the entire balance of deferred tax assets due to the uncertainty of generating future taxable income that would allow for the realization of such deferred tax assets. During 2003, the Company made the determination that it is more likely than not that it would be able to realize the benefits of the deferred tax assets related to net operating loss carryforwards and other temporary items in Europe and North America. In reaching the determination, the Company considered both positive and negative evidence. Positive evidence included the Company’s strong recent revenue growth and operating performance, expectations regarding the generation of future taxable income, the length of available carryforward periods, the Company’s market position and the expected growth of the market. Negative evidence included the Company’s history of operating losses through 2001 and the likelihood of increased competition and loss of a significant customer. From that analysis, the Company determined that sufficient evidence existed to conclude that it was more likely than not that the benefits of certain of the deferred tax assets will be realized. Accordingly, the Company reversed the related valuation allowance resulting in the recognition of a deferred income tax benefit of $168,752.

In addition, as of December 31, 2004, the Company has U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $204,237. As of December 31, 2003, the Company had fully reserved for the tax benefits related to the interest expense carryforwards as management believed it was more likely than not that the benefits would not be realized.  At such time, the Company believed it was more likely than not that the Company would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in the Company and (2) uncertainty about the Company’s ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. During the third quarter of 2004, Philips relinquished its controlling interest in the Company following the initial public offering.  As a result, the Company is now allowed to deduct the deferred interest expense in tandem with the net operating loss carryforwards.  Following the initial public offering, the Company reevaluated whether it is more likely than not that the tax benefits associated with the U.S. net operating loss carryforwards together with the interest expense carryforwards will be realized.  Based on that evaluation, the Company concluded that the recorded valuation allowance for deferred tax assets reflected the amount that management believes is more likely than not to expire before realization and, accordingly, that no adjustment to the balance of the related valuation allowance was required.  As of December 31, 2004, the Company had a valuation allowance for deferred tax assets of $86,478 related to a portion of the existing U.S. net operating loss and interest expense carryforwards, and Canadian net operating loss carryforwards.

As of December 31, 2004, the Company had net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $191,777 and $65,342, respectively. The difference between the U.S. Federal loss carryforwards and the state loss carryforwards results primarily from a 50% limitation on California loss carryforwards, capitalized research and development costs for California tax purposes, and a five-year limit on California net operating loss carryforwards. As of December 31, 2004, the Company also had net operating loss carryforwards in Europe of approximately $176,583 with no expiration date and in Canada of approximately $1,207 with generally a seven-year carryforward period.

The Company also has available tax credit carryforwards of approximately $4,527 and $1,930 for U.S.Federal and state tax purposes, respectively.

If not utilized, Federal and state net operating loss carryforwards expire through 2022 and Federal tax credit carryforwards expire through 2023, as follows:

Year of expiration	Federal net operating loss carryforwards	State net operating loss carryforwards	Federal tax credit carryforwards
2005	$—	888	83
2006	—	2,085	75
2007	—	805	152
2008	5,514	545	114
2009	5,715	468	28
Thereafter through 2023	180,548	60,551	4,075
	$191,777	65,342	4,527

There is no expiration date for state tax credit carryforwards and U.S. Federal interest expense carryforwards.

(8)—Stockholders’ Equity

In connection with a registration rights agreement between Philips Consumer Electronic Services B.V. (“Philips B.V.”) and the Company, Philips B.V. exercised its first demand registration right on April 16, 2004. Pursuant to this request, the Company filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register the Company’s common stock in an initial public offering, which became effective on August 5, 2004.  The Company’s initial public offering was completed on August 11, 2004.  At closing, the Company’s selling stockholders, Philips B.V. and NavPart I B.V., received all of the proceeds from the sale of shares in the offering.  As of December 31, 2004, Philips B.V. owned 30,521 shares of common stock, or approximately 34.8%, of the Company.  Philips B.V. has certain call rights with respect to 2,580 shares owned by NavPart II B.V (“NavPart II”), a wholly-owned subsidiary of NavPart I B.V (“NavPart I”).  According to reports furnished to the Company pursuant to Sections 16(a) and 13(d) of the Securities Exchange Act of 1934, Philips B.V.

delivered an exercise notice to NavPart I in August 2004 with respect to the aforementioned shares owned by NavPart II.  The transfer of these shares was completed in March 2005.  Philips B.V.’s ownership as of December 31, 2004, including these shares, would be 33,101 shares of the Company’s common stock, or approximately 37.7% of the shares outstanding.

In April 2004, the Company declared a special cash dividend to common stockholders of record as of April 19, 2004 in the amount of $47,159, which was paid on June 18, 2004.

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

Preferred Stock Conversion and Related Litigation with Philips

In March 2001, the Company entered into a stock purchase agreement with Philips B.V. pursuant to which Philips B.V. acquired 172 shares of the Company’s Series A cumulative convertible preferred stock in exchange for promissory notes payable by the Company having an aggregate value of $17,000 and $7,100 in cash, and 3,043 shares of the Company’s Series B cumulative convertible preferred stock in exchange for promissory notes payable by the Company having an aggregate value of $426,000. Philips also agreed to purchase Series A shares in addition to the 172 shares, up to an aggregate of $50,000 of Series A preferred shares as requested by the Company in accordance with the procedures set forth in the stock purchase agreement. After entering into the stock purchase agreement, Philips B.V. acquired an additional 114 shares of the Company’s Series A cumulative convertible preferred stock for an aggregate purchase price of $16,000 under the stand-by equity line. The terms of the Series A and Series B cumulative convertible preferred stock provided that these shares were to automatically convert into shares of common stock upon the earliest to occur of (i) the closing of a qualifying initial public offering of the Company’s securities, (ii) the closing of a qualifying change of control transaction, or (iii) October 1, 2002. The conversion was to be made into the number of shares of common stock determined by dividing the liquidation preference, plus all cumulative but unpaid dividends per share, by the applicable per share conversion price. The terms of the stock purchase agreement were negotiated by a special committee of the Company’s board of directors, which consisted of board members who were not employees of Philips. The Company believes that the terms were comparable to those that could have been obtained from an unaffiliated third party.

On September 20, 2002, Philips B.V. filed a complaint against the Company in the Chancery Court of the State of Delaware in and for New Castle County. The complaint alleged that the Company did not intend to comply with the Company’s obligations under the certificates of designations for the Series A and Series B cumulative convertible preferred stock to convert this preferred stock into common stock pursuant to the terms of the preferred stock.  A special committee of the Company’s board of directors was formed to address the Company’s defense to the complaint. On December 19, 2002, the special committee determined that the applicable per share conversion price of the Company’s common stock as of October 1, 2002 was $12.04 per share.  Based on this determination, all of the Series A and Series B cumulative convertible preferred stock automatically converted pursuant to their terms as of October 1, 2002 into 55,477 shares of the Company’s common stock.  Upon conversion, the aggregate liquidation preferences of Series A and Series B cumulative convertible preferred stock were $58,242 (including $18,182 of dividends in arrears) and $609,699 (including $183,699 of dividends in arrears), respectively.

Following unsuccessful settlement negotiations, in August 2003 Philips B.V. filed an amended and restated complaint against the Company and additionally named as defendants Mr. van Ommeren, one of the Company’s directors, and T. Russell Shields, a former director, each of whom was a member of the special committee. Among other claims, the amended and restated complaint disputed the $12.04 per share conversion price of the preferred stock as of October 1, 2002, as determined by Mr. Shields and van Ommeren as the disinterested members of the board. Following further settlement negotiations, in December 2003, Philips B.V. accepted the per share conversion price of $12.04 per share as of October 1, 2002 and, in March 2004, the litigation was dismissed.

Deferred Compensation Expense

During 2003, the Company granted stock options to its employees where the exercise price was less than the fair value of the Company’s common stock on the date of grant. The grant resulted in an aggregate measurement of compensation cost of $3,148, which will be recognized over the vesting period of the awards. The Company expensed $816 and $792 of the total measured compensation cost during 2003 and 2004, respectively. During 2004, the Company granted restricted stock units to certain directors and employees (see Note 1 (o)).  The Company recorded $17,061 in deferred compensation and amortized to expense $6,224 in compensation cost related to the grants.  As of December 31, 2004, deferred compensation totaling $12,403 remained and will be recognized over the vesting periods of the corresponding grants.

Other

During 2000, the Company loaned a former employee $219 to enable the individual to exercise options for the purchase of 18 shares of newly issued common stock. The loan was represented by a limited recourse promissory note with a November 20, 2004 maturity date. Interest accrued at 6.2% per annum and was payable at maturity. During 2004, the former employee tendered shares of the Company’s common stock to satisfy the obligation.

(9)—Stock Option Plans

In 1988, the Company adopted a stock option plan (1988 Plan). The total authorized shares under the 1988 Plan are 2,550. Options granted under the 1988 Plan are for periods not to exceed 10 years and may be either incentive stock options as that term is used in Section 422 of the Internal Revenue Code (Incentive Stock Options) or options which do not qualify as Incentive Stock Options (Supplemental Stock Options). All grants under the 1988 Plan must be at prices of not less than 100% of the fair value of the common stock as determined by the Company’s Board of Directors at the date of grant in the case of Incentive Stock Options, and 85% of fair value in the case of Supplemental Stock Options. Options granted after July 1995 generally vest monthly over 48 months from the employee’s date of hire, and options granted prior to July 1995 generally vest at 25% per year beginning with the anniversary of the employee’s date of hire. All stock options granted under the 1988 Plan have a 10-year term.

In April 1996, the Company’s Board of Directors approved the 1996 Stock Option Plan (1996 Plan). The 1996 Plan was amended and restated by the Company’s Board of Directors in June 1996, and amended in August 2000. The 1996 Plan, as amended, provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries; provided, however, that no employee may be granted an option for more than 1,429 shares in any one fiscal year. The 1996 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1996 Plan prior to August 2000 generally have 10-year terms and vest monthly over 48 months. Stock options granted under the 1996 Plan after the amendment in August 2000 generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the employee’s date of hire and the remaining options vest monthly over 48 months.

In October 1998, the Company’s Board of Directors approved the 1998 California Stock Option Plan (1998 Plan). The 1998 Plan was amended in August 2000. The 1998 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 1998 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1998 Plan prior to August 2000 generally have 10-year terms and vest monthly over 48 months. Stock options granted under the 1998 Plan after the August 2000 amendment generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the employee’s date of hire and the remaining options vest monthly over 48 months.

During 2000, the Company’s Board of Directors approved three separate Stock Option Agreements to three employees. The agreements provide for grants of stock options to these employees. Stock options granted under the first Stock Option Agreement total 2,500 shares of common stock, which have been reserved for issuance under this agreement. One fourth of the options under this Stock Option Agreement vest on the employee’s date of hire. Thereafter, one fourth of the shares subject to this Stock Option Agreement vest on each of the first, second and third anniversaries of the employee’s date of hire. Stock options granted under the remaining Stock Option Agreements total 750 shares of common stock, which have been reserved for issuance under these agreements. These options vest monthly over 48 months. All options issued under these Stock Option Agreements have 10-year terms and are adjusted pro rata for any stock dividends, stock splits and reverse stock splits. Upon termination of one of these employees, 536 shares of common stock reserved for issuance under one of the Stock Option Agreements were cancelled in 2001. The remaining two Stock Option Agreements were cancelled in October 2001 pursuant to the Company’s exchange offer described below, and replacement options were granted to these two employees in May 2002.

In August 2001, the Company’s Board of Directors approved the 2001 Stock Incentive Plan (2001 Plan). The 2001 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 2001 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 2001 Plan generally have 10-year terms and vest as follows: 25% of the options granted vest on the anniversary of the employee’s date of hire and the remaining options vest monthly over 36 months. The Company has reserved 10,931 shares of common stock for issuance under the 2001 Plan. All options issued under the 2001 Plan are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

As of December 31, 2004, there were 10,432 shares available for grant under the 2001 Plan, and there were no shares available for grant under the 1988, 1996 or 1998 Plans. The Company has reserved 88, 7,360 and 3,571 shares of common stock for issuance under the 1988, 1996 and 1998 Plans, respectively. All options issued under the 1988, 1996, and 1998 Plans are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

Exchange Offer

On October 1, 2001, the Company completed an offer to substantially all employees, other than employees resident in Canada, holding stock options having an exercise price of $11.90 or $15.40, that enabled such holders to cancel their options in return for a promise to grant new options to purchase an equal number of shares of common stock no sooner than six months and one day after such cancellation at an exercise price equal to the fair value of the Company’s common stock on the date of grant. No options were granted to the Company’s employees within six months prior to the cancellation. Pursuant to the exchange offer, options to purchase 4,372 shares of common stock with an exercise price of $11.90 and options to purchase 1,657 shares of common stock with an exercise price of $15.40 were canceled. The Company granted replacement options to purchase 5,995 shares of common stock to employees on May 15, 2002, with an exercise price equal to $1.40 per share, which was determined to be the fair value of the Company’s common stock on that date. In connection with the determination of fair value, the Board had the assistance of an independent valuation firm, considered information provided by the Company’s principal stockholders, and reviewed such other information as deemed relevant. The Company did not enter into any agreements, formal or otherwise, to compensate its employees for increases in the fair value of the Company’s common stock during the period between cancellation and the grant of the replacement awards.

Stock Option Activity

Stock option activity during 2002, 2003 and 2004 is as follows:

	Number of options	Weighted- average exercise price	Options exercisable	Weighted- average exercise price
Balance as of December 31, 2001	1,176	$11.93	1,080	$11.62
Granted	6,880	1.40
Exercised	(44)	1.71
Forfeited	(229)	5.09
Balance as of December 31, 2002	7,783	2.88	5,704	3.36
Granted (with exercise price equal to fair value on the date of grant)	93	12.04
Granted (with exercise price less than fair value on the date of grant)	714	7.63
Exercised	(182)	1.58
Forfeited	(179)	7.00
Balance as of December 31, 2003	8,229	3.34	6,851	2.94
Granted	508	23.12
Exercised	(215)	4.59
Forfeited	(46)	7.68

Balance as of December 31, 2004	8,476	4.46	7,379	3.00

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options outstanding			Options exercisable
Exercise prices	Number of options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of options exercisable	Weighted- average exercise price
$ 1.40	6,288	7.38	$1.40	6,138	$1.40
4.20 – 10.50	689	8.98	7.59	310	7.13
11.90 – 15.40	993	3.02	12.17	931	12.18
22.00	481	9.60	22.00	—	—
38.06 – 45.05	25	9.96	44.42	—	—
	8,476	7.13	$4.46	7,379	$3.00

 (10)—Related Party Transactions

 (a) Philips and Affiliates

As of December 31, 2004, Philips B.V. owned 30,521 shares of the Company’s common stock, representing approximately 34.8% of the Company’s outstanding common stock.  Philips B.V. has certain call rights with respect to 2,580 shares owned by NavPart II, a wholly-owned subsidiary of NavPart I.  According to reports furnished to the Company pursuant to Sections 16(a) and 13(d) of the Securities Exchange Act of 1934, Philips B.V. delivered an exercise notice to NavPart I in August 2004 with respect to the aformentioned shares owned by NavPart II.  The transfer of these shares was completed in March 2005.  Philips B.V.’s ownership as of December 31, 2004, including these shares, would be 33,101 shares of the Company’s common stock, or approximately 37.7% of the total outstanding.

As of December 31, 2002 and 2003, Philips B.V. held warrants to purchase 3,384 shares of the Company’s common stock. The per share exercise price of the warrants was $0.14. The warrants were granted on various dates between 1997 and 2000 pursuant to the loan agreement described below. The warrants were exercisable through and would have expired on April 1, 2007, were subject to adjustment for stock splits or dividends and had certain antidilution provisions for below market issuances. The warrants were exercised on April 28, 2004 as described in Note 8.

Debt Extinguishment and Issuance of Preferred Stock

Between January 19, 2001 and March 22, 2001, the Company issued demand promissory notes to Philips B.V. for cash proceeds of $16,600. On March 29, 2001, the Company entered into a stock purchase agreement with Philips B.V. pursuant to which: (i) the $16,954 balance of these promissory notes, including accrued and capitalized interest thereon, was settled in exchange for the issuance of 121 shares of Series A cumulative convertible preferred stock and (ii) all $426,000 of outstanding borrowings under the amended and restated master loan agreement dated April 1, 1997, including accrued and capitalized interest thereon, were settled in exchange for the issuance of 3,043 shares of Series B cumulative convertible preferred stock. In conjunction with the closing of the stock purchase agreement, Philips B.V. purchased 51 additional shares of Series A cumulative convertible preferred stock for cash proceeds of $7,100. As a result of this transaction, the master loan agreement and the security interest in the Company’s assets thereunder were terminated. The Company incurred a $69,568 loss upon extinguishment of the secured notes payable to Philips B.V., resulting from the unamortized debt discount on the notes as of March 29, 2001. Upon consummation of the stock purchase agreement, Philips B.V. owned approximately 79% of the combined voting power of the outstanding common and preferred stock of the Company, without giving effect to non-voting warrants that entitled Philips B.V. to purchase 3,384 additional shares of common stock. Philips B.V. is entitled to certain registration rights with respect to its shares of stock in the Company.

The stock purchase agreement stipulated that Philips B.V. would provide up to $50,000 of financing to the Company in exchange for the issuance of Series A cumulative convertible preferred stock up to the earliest date on which a conversion event under the terms of the agreement occurred. The aggregate proceeds of $24,054 received from the sale of Series A shares and conversion of demand promissory notes upon consummation of the stock purchase agreement were applied against the $50,000 financing commitment. Between May 3, 2001 and December 31, 2001, the Company issued 114 shares of Series A cumulative convertible preferred stock for $16,000 of cash proceeds. The Company did not issue any shares of Series A cumulative convertible preferred stock during 2002. As described in note 8, the Series A and Series B cumulative convertible preferred stock converted to common stock as of October 1, 2002.

The Company also entered into a Registration Rights Agreement with Philips B.V. dated as of March 29, 2001. Under this agreement, the Company granted Philips B.V. certain rights with respect to the registration, under the Securities Act of 1933, of shares of the Company’s common stock owned by Philips B.V. The Company may be required to register, at the Company’s expense, some or all of Philips B.V.’s shares at any time. Philips B.V. is entitled to make up to four demands for registration. However, the Company is not required to effect any requested registration until a period of six months has elapsed from the effective date of the most recent previous registration. In addition to these demand registration rights, if the Company proposes to register any shares of its common stock for public sale under the Securities Act of 1933, either for its own account or the account of any other person, Philips B.V. may require that the Company include some or all of its shares in that registration. The Company is obligated to pay all of the expenses incurred in connection with the registration (other than certain selling expenses of Philips B.V.). The underwriter of an offering of the Company’s securities proposed to be made under this provision may limit the number of shares of the Company’s stock owned by Philips B.V. to be included in the registration under certain circumstances. The Company’s obligations terminate with respect to the registration rights after the earlier of: (i) five years after an initial public offering or (ii) the date at which Philips B.V. is able to sell its registrable securities within a 180-day period in accordance with Rule 144 under the Securities Act of 1933.

Letter of Credit Guarantee

The Company obtained an irrevocable standby letter of credit with LaSalle Bank N.A. in conjunction with one of its facility leases. The original face amount of $2,000 declined annually until November 30, 2007, which is the end of the facility lease. Philips N.V. issued an unconditional and irrevocable guarantee to the bank as the primary obligor, in accordance with the Company’s obligations regarding this facility lease. The Company issued a counter guarantee to Philips N.V. in which it agreed to pay a fee of 1.5% per annum of the original $2,000 face value amount of the stand-by letter of credit as reduced from time to time in accordance with its terms. In 2003, the Company paid $60 related to the counter guarantee. The letter of credit, the Philips guarantee and the counter guarantee were cancelled in 2004.

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

The deposit agreements with Philips N.V. expired on August 11, 2004 upon completion of the Company’s initial public offering, at which time the Company invested cash balances in excess of short-term operational needs in cash equivalents and marketable securities.

During 2003 and 2004, the Company received $268 and $256, respectively, in interest income related to the deposit agreements.

Swap Agreement

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V., which was subsequently assigned to an unaffiliated third party in the third quarter of 2004. The purpose of the Swap was to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance is payable by one of the Company’s European subsidiaries to the Company and one of its U.S. subsidiaries, and is due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in the Company’s European business, management concluded that cash flows would be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, the Company adopted a plan for repayment and the loan is no longer designated as permanent in nature.

Under the terms of the Swap, the Company’s European subsidiary made payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap will be utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of December 31, 2004, the outstanding intercompany obligation was $87,352 and the fair value of the Swap was a liability of $21,616.

The intercompany loan bears interest at one-month U.S. LIBOR. The Swap also provides that the European subsidiary of the Company will pay interest due in euros on a monthly basis to the other party to the Swap in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

Software License

In October 2004, the Company licensed certain software to Philips for development purposes and provided consulting services related to this software.  The Company did not receive any license fees or consulting fees in 2004.

Other

The Company entered into transactions with affiliates of Philips N.V., under which the Company received software, software-related consulting services, tax consulting services, fleet services, insurance services, and purchasing services. Total fees incurred for these services of $1,791, $1,026, and $1,342 are included in operating costs and expenses for the years ended December 31, 2002, 2003, and 2004, respectively.

 (b) Other Related Party Transactions

The Company has a consulting agreement with T. Russell Shields, a former member of the Company’s Board of Directors, who resigned from the Board effective April 2004. In addition, Shields Enterprises, Inc. (“SEI Information Technology”), which is owned by Mr. Shields, provides technical support to the Company on a contractual basis for development of proprietary software and systems for database creation and updating.

Total fees incurred for services from SEI Information Technology were $0, $40, and $176 for the years ended December 31, 2002, 2003, and 2004, respectively. Total fees incurred for services from Mr. Shields were $25, $32, and $36 for the years ended December 31, 2002, 2003, and 2004, respectively.

(11)—Foreign Currency Derivatives

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V. to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The Swap was subsequently assigned to an unaffiliated third party in the third quarter of 2004.  The terms of the Swap are described in Note 10 under the caption “Swap Agreement.”

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings.  A loss on the fair value of the Swap of $21,997 and a gain on the fair value of the Swap of $3,662 were recorded for the years ended December 31, 2003 and 2004, respectively.  This loss was offset by foreign currency translation gains of $22,915 and $6,194 recognized as a result of the remeasurement of the outstanding intercompany obligation at December 31, 2003 and 2004, respectively, and foreign currency transaction losses of $963 and $9,812 recognized in earnings during the years ended December 31, 2003 and 2004, respectively, resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(12)—Employee Benefit Plans

The Company sponsors a Savings and Investment Plan (the Plan) that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All of the Company’s employees who have completed three months of service are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of eligible compensation, subject to the maximum amount allowable under Internal Revenue Service regulations. The Plan permits, but does not require, additional matching contributions by the Company. In addition, the Company has sponsored savings and investment plans in its European subsidiaries. The Company contributed $580, $1,602, and $2,347 to these defined contribution employee benefit plans for the years ended December 31, 2002, 2003, and 2004, respectively.

(13)—Enterprise-wide Disclosures

The Company operates in one business segment and therefore does not report operating income, identifiable assets and/or other resources related to business segments. The Company derives its revenues primarily from database license fees. Revenues for geographic data of the United States/Canada and Europe are attributed to North America (United States) and Europe (The Netherlands) based on the entity that executed the related licensing agreement.  Revenues for geographic data for countries outside of the United States/Canada and Europe are attributed to Europe, which revenues are not material.

The following summarizes net revenue on a geographic basis:

	Years ended December 31,
	2002	2003	2004
Net revenue:
North America	$52,807	91,664	125,317
Europe	113,042	180,959	267,541
Total net revenue	$165,849	272,623	392,858

The following summarizes long-lived assets on a geographic basis as of:

	December 31,
	2003	2004
Property and equipment, net:
North America	$8,331	12,367
Europe	3,587	5,853
Total property and equipment, net	$11,918	18,220

Capitalized software development costs, net:
North America	$22,605	26,243
Europe	—	—
Total capitalized software development costs, net	$22,605	26,243

(14)—Concentrations of Risk

Approximately 26% of the Company’s revenue for the year ended December 31, 2004 was from two customers, accounting for 16% and 10%, respectively, of total revenue. Approximately 29% of the Company’s revenue for the year ended December 31, 2003 was from two customers, accounting for 18% and 12%, respectively, of total revenue. Approximately 28% of the Company’s revenue for the year ended December 31, 2002 was from two customers, accounting for 15% and 13%, respectively, of total revenue.

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

The Company’s aggregate future minimum lease obligations as of December 31, 2004 are as follows:

Year ending December 31:
2005	$11,996
2006	8,963
2007	6,073
2008	1,915
2009	1,630
Thereafter	2,625
$33,202

Total rent expense under operating leases for facilities and equipment was $8,301, $8,850, and $10,795 for the years ended December 31, 2002, 2003, and 2004, respectively.

(16)—Quarterly Results (unaudited)

The following table presents the Company’s selected unaudited quarterly results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2003
Net revenue	$52,035	67,534	71,320	81,734
Operating income	11,628	20,703	19,483	11,944
Net income	15,477	22,773	18,693	178,872
Net income applicable to common stockholders	15,477	22,773	18,693	178,872
Basic earnings per share of common stock *	0.18	0.27	0.22	2.13
Diluted earnings per share of common stock*	0.18	0.26	0.21	2.01
For the year ended December 31, 2004
Net revenue	$79,465	96,600	97,793	119,000
Operating income	15,934	24,845	22,099	31,708
Net income	9,719	15,323	13,596	15,428
Net income applicable to common stockholders	9,719	15,323	13,596	15,428
Basic earnings per share of common stock*	0.12	0.18	0.16	0.18
Diluted earnings per share of common stock*	0.11	0.17	0.15	0.17

* The earnings per share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings per share amounts does not necessarily equal the earnings per share for the year.

NAVTEQ CORPORATION

AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (In thousands):

Year	Balance at Beginning of Year	(1) Additions	(2) Deductions	Balance at End of Year
2002	$1,666	1,795	(677)	2,784
2003	2,784	2,071	(490)	4,365
2004	4,365	(461)	(333)	3,571

(1)  Provision for bad debts.

(2)  Accounts receivable written off against the allowance.