Form 10-K/A
period 2004-12-31
NAVTEQ CORP
filed 2005-03-03
CIK 834208

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

EXPLANATORY NOTE

This amendment is being filed to correct the consolidated balance sheet data as of December 31, 2004 in “Item 6, Selected Financial Data” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 2, 2005.  The correction reflects a reclassification of $43,650,000 classified as cash and cash equivalents, which should have been classified as marketable securities.  The correct classification was set forth in “Item 8, Financial Statements and Supplementary Data” in the initial filing.

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

NAVTEQ CORPORATION AND SUBSIDIARIES

(In thousands, except per share amounts)

	Years Ended December 31,
	2000	2001	2002	2003	2004

Consolidated Statement of Operations Data:
Net revenue	$82,195	110,431	165,849	272,623	392,858
Operating costs and expenses:
Database creation and distribution costs	79,548	82,343	92,499	125,841	186,330
Selling, general and administrative expenses	53,966	56,979	63,422	83,024	111,942
Total operating costs and expenses	133,514	139,322	155,921	208,865	298,272
Operating income (loss)	(51,319)	(28,891)	9,928	63,758	94,586

Interest income (expense), net (1)	(57,743)	(17,383)	(668)	380	1,134
Other income (expense), net (1)	(506)	(70,325)	—	6,163	(1,892)
Income (loss) before income taxes	(109,568)	(116,509)	9,260	70,301	93,828
Income tax benefit (expense) (2)	—	—	(1,105)	165,514	(39,762)

Net income (loss)	(109,568)	(116,509)	8,155	235,815	54,066
Cumulative preferred stock dividends	—	(91,417)	(110,464)	—	—

Net income (loss) applicable to common stockholders	$(109,568)	(207,926)	(102,309)	235,815	54,066

Earnings (loss) per share of common stock:
Basic	$(3.87)	(7.31)	(2.41)	2.81	0.62
Diluted	$(3.87)	(7.31)	(2.41)	2.69	0.59

Weighted average shares used in per share computation:
Basic	28,333	28,441	42,446	84,062	86,509
Diluted	28,333	28,441	42,446	87,593	92,001

	As of December 31,
	2000	2001	2002	2003	2004

Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,516	7,506	9,427	1,982	30,101
Cash on deposit with affiliate	—	5,000	10,000	65,307	—
Marketable securities	—	—	—	—	72,930
Working capital (deficit)	(24,481)	(16,388)	(8,633)	82,088	97,587
Deferred income tax assets(2)	—	—	—	172,065	142,765
Total assets	51,263	62,476	80,327	325,165	364,708
Long-term debt(1)	339,733	—	—	—	—
Total stockholders’ equity (deficit)(1)	(345,908)	3,571	11,237	217,911	232,818

	Year Ended December 31,
	2000	2001	2002	2003	2004

Consolidated Statement of Cash Flow Data:
Cash flow provided by (used in) operating activities	$(45,602)	(11,501)	22,234	65,948	106,422

Capital expenditures	(10,314)	(5,119)	(2,156)	(9,269)	(12,875)
Capitalized software development costs	(7,848)	(10,773)	(10,027)	(9,966)	(12,792)
Total capital expenditures and capitalized software development costs	(18,162)	(15,892)	(12,183)	(19,235)	(25,667)

Depreciation and amortization	5,193	8,541	10,563	12,030	15,568

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

Dated: March 3, 2005

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date

/s/ Judson C. green	March 3, 2005
Judson C. Green
President, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ david b. mullen	March 3, 2005
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ neil smith	March 3, 2005
Neil Smith
Vice President and Corporate Controller (Principal Accounting Officer)

*	March 3, 2005
Richard J.A. de Lange
Director

*	March 3, 2005
Christopher Galvin
Director

*	March 3, 2005
Wilhelmus C. M. Groenhuysen
Director

*	March 3, 2005
William Kimsey
Director

	*	March 3, 2005
Scott D. Miller
Director

	*	March 3, 2005
Dirk-Jan van Ommeren
Director

*By:	/s/ Judson C. Green	March 3, 2005
Judson C. Green, as
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation. (1)
3.2		Amended and Restated Bylaws. (1)
4.1		Specimen Common Stock Certificate. (1)
4.2		Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and Judson C. Green. (*)(2)
4	.3(a)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod. (*)(2)
4	.3(b)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod. (*)(2)
4.4		Registration Rights Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V. (3)
4.5		Warrant Agreement dated as of April 1, 1997 between Navigation Technologies and Philips Media Services B.V. (3)
4.6		Amended and Restated Agreement Regarding Registration of Shares between NAVTEQ Corporation and NavPart I B.V. (4)
10.1		Amended and Restated Employment Agreement dated as of April 30, 2004 between NAVTEQ Corporation and Judson C. Green. (*)(1)
10.2		Employment Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(*)(3)
10.3		Employment Agreement dated as of December 1, 2002 between Navigation Technologies Corporation and David B. Mullen. (*)(2)
10.4		Letter Agreement dated February 3, 1998 from Navigation Technologies agreed to and accepted by M. Salahuddin Khan.(*)(3)
10.5		Letter Agreement dated February 13, 1997 from Navigation Technologies agreed to and accepted by Denis M. Cohen. (*)(3)
10.6		Form of Indemnification Agreement. (1)
10	.7(i)	BMW Group International Terms and Conditions for the Purchase of Production Materials and Automotive Components dated September 24, 2001. (5)
10	.7(ii)	Purchasing Terms and Conditions between BMW North America, Inc. and Navigation Technologies. (c)(6)
10	.7(iii)	Agreement between BMW (South Africa) (Proprietary) Limited and Navigation Technologies B.V. commencing June 1, 1999 (the “South Africa Agreement”). (c)(6)
10	.7(iv)	Amendment to South Africa Agreement. (c)(5)
10	.7(v)	Warranty Agreement dated August 8, 1998 between Bayerische Motoren Werke and Navigation Technologies BV (the “Warranty Agreement”). (c)(5)
10	.7(vi)	Letter regarding Warranty Agreement dated May 22, 2002 from Bayerische Motoren Werke to Navigation Technologies BV. (5)
10	.8(i)	Data License Agreement dated December 1, 1999 between Harman International Industries, Incorporated (“Harman”) and Navigation Technologies. (c)(7)
10	.8(ii)	Territory License No. 6 dated September 28, 2001 between Harman and Navigation Technologies (“License No. 6”). (c)(5)
10	.8(iii)	Distribution Services Addendum to License No. 6 dated January 1, 2002 between Harman and Navigation Technologies. (c)(5)
10	.8(iv)	Territory License No. 7 dated April 1, 2001 between Harman and Navigation Technologies (“License No. 7”). (c)(6)
10	.8(v)	Amendment to Territory License No. 7 dated February 20, 2002 between Harman and Navigation Technologies. (c)(5)
10	.8(vi)	Territory License No. 8 dated August 1, 2002 between Harman and Navigation Technologies.(c)(8)

10	.8(vii)	Interim Amendment to Territory License No. 6 and Data License Agreement by and between NAVTEQ North America, LLC and Harman International Industries, Incorporated (c)(15)
10.9		Deposit Agreement dated May 21, 2002 between Navigation Technologies Corporation and Koninklijke Philips Electronics N.V.(9)
10.10		Assignment and Amendment to Deposit Agreement by and among Navigation Technologies Corporation, Navigation Technologies North America, LLC and Koninklijke Philips Electronics N.V. (10)
10.11		Deposit Agreement by and among Navigation Technologies B.V., and Koninklijke Philips Electronics N.V. (11)
10.12		Amendment to Deposit Agreements dated as of May 18, 2004 by and among NAVTEQ B.V., NAVTEQ North America LLC, and Koninklijke Philips Electronics N.V. (1)
10.13		$15,000,000 364 Day Revolving Credit Agreement dated as of November 10, 2003, by and between Navigation Technologies North America, LLC and JPMorgan Chase Bank. (12)
10.14		Guaranty made by Navigation Technologies Corporation dated as of November 10, 2003 in favor of JPMorgan Chase Bank. (12)
10.15		Deal Request by Navigation Technologies to Koninklijke Philips Electronics N.V. dated April 22, 2003 (10)
10.16		Letter Agreement regarding Cross Currency Swap between Navigation Technologies B.V. and Koninklijke Philips Electronics N.V. dated May 23, 2003 (10)
10.17		Letter Agreement regarding Cross Currency Swap between NAVTEQ B.V. and ABN AMRO Bank N.V. dated July 27, 2004. (1)
10.18		Confirmation between ABN AMRO Bank N.V. and NAVTEQ B.V. regarding Swap Transaction dated July 27, 2004. (13)
10.19		Master Separation Agreement between Koninklijke Philips Electronics, N.V. and NAVTEQ Corporation. (1)
10.20		Credit Agreement dated as of November 9, 2004 between NAVTEQ North America, LLC and LaSalle Bank, National Association. (14)
10.21		Guaranty by NAVTEQ Corporation dated as of November 9, 2004 in favor of LaSalle Bank, National Association. (14)
10.22		Memorandum regarding Director Compensation (16)
10.23		Form of Stock Option Agreement under NAVTEQ Corporation's 2001 Stock Incentive Plan. (16)
10.24		Form of Restricted Stock Unit Agreement under NAVTEQ Corporation's 2001 Stock Incentive Plan. (16)
21		Subsidiaries of NAVTEQ.
23		Consent of KPMG LLP
24		Power of Attorney by the Directors and Certain Officers. (16)
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(14)         Filed with NAVTEQ’s Current Report on Form 8-K filed on November 12, 2004 and incorporated herein by reference.

(15)         Filed with NAVTEQ’s Current Report on Form 8-K filed on December 22, 2004, and incorporated herein by reference.

(16)         Filed with NAVTEQ’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

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