Form 10-Q
period 2005-03-27
NAVTEQ CORP
filed 2005-04-29
CIK 834208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 27, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21323

NAVTEQ CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0170321 (I.R.S. Employer Identification No.)

222 Merchandise Mart, Suite 900 Chicago, Illinois 60654 (Address of Principal Executive Offices, including Zip Code)	(312) 894-7000 (Registrant’s Telephone Number, Including Area Code)

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

Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of April 12, 2005 was 89,662,055.

References in this Quarterly Report on Form 10-Q to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “may,” “will,” “should” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2004	March 27, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,101	26,021
Short-term marketable securities	45,650	40,074
Accounts receivable, net of allowance for doubtful accounts of $3,571 and $4,295 in 2004 and 2005, respectively	56,582	76,329
Deferred income taxes	50,696	53,510
Prepaid expenses and other current assets	8,348	9,867
Total current assets	191,377	205,801
Property and equipment, net	18,220	17,767
Capitalized software development costs, net	26,243	26,307
Long-term deferred income taxes, net	92,069	82,591
Long-term marketable securities	27,280	40,574
Deposits and other assets	9,519	10,644
Total assets	$364,708	383,684
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,962	13,327
Accrued payroll and related liabilities	28,054	24,351
Other accrued expenses	20,609	20,548
Deferred revenue	31,165	32,853
Total current liabilities	93,790	91,079
Fair value of foreign currency derivative	21,616	15,405
Long-term deferred revenue	13,342	14,000
Other long-term liabilities	3,142	2,714
Total liabilities	131,890	123,918
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 87,741 and 89,589 shares issued and outstanding in 2004 and 2005, respectively	88	90
Additional paid-in capital	741,448	753,880
Deferred compensation expense	(12,403)	(15,318)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(28,503)	(26,907)
Unrealized holding loss on available-for-sale marketable securities, net of tax	(98)	(330)
Total accumulated other comprehensive loss	(28,601)	(27,237)
Accumulated deficit	(467,714)	(450,929)
Total stockholders’ equity	232,818	260,486
Total liabilities and stockholders’ equity	$364,708	383,684

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	March 28, 2004	March 27, 2005

Net revenue	$79,465	104,697

Operating costs and expenses:
Database creation and distribution costs	40,435	47,953
Selling, general and administrative expenses	23,096	31,913
Total operating costs and expenses	63,531	79,866

Operating income	15,934	24,831

Other income (expense):
Interest income	143	649
Interest expense	(1)	(3)
Foreign currency loss	(329)	(73)
Other income (expense)	(18)	28

Income before income taxes	15,729	25,432

Income tax expense	6,010	8,647

Net income	$9,719	16,785

Earnings per share of common stock:
Basic	$0.12	0.19
Diluted	$0.11	0.18

Weighted average shares of common stock outstanding:
Basic	84,178	88,625
Diluted	91,125	93,500

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Quarter Ended
	March 28, 2004	March 27, 2005
Cash flows from operating activities:
Net income	$9,719	16,785
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,005	5,213
Depreciation and amortization	943	2,101
Amortization of software development costs	1,953	2,931
Foreign currency loss	329	73
Provision for bad debts	240	1,052
Stock compensation expense	187	2,289
Tax benefit on non-qualified stock options	166	3,060
Noncash other	50	252
Changes in operating assets and liabilities:
Accounts receivable	(11,700)	(21,807)
Prepaid expenses and other current assets	147	(1,621)
Deposits and other assets	(103)	(716)
Accounts payable	(5,470)	(137)
Accrued payroll and related liabilities	(3,056)	(2,909)
Other accrued expenses	5,908	(3,577)
Deferred revenue	1,431	3,156
Other long-term liabilities	162	(330)
Net cash provided by operating activities	4,911	5,815
Cash flows from investing activities:
Acquisition of property and equipment	(1,776)	(1,491)
Capitalized software development costs	(2,911)	(2,995)
Purchases of marketable securities	—	(36,648)
Sales of marketable securities	—	28,419
Purchase of investments	—	(500)
Cash on deposit with affiliate, net	84	—
Net cash used in investing activities	(4,603)	(13,215)
Cash flows from financing activities:
Issuance of common stock	133	4,170
Net cash provided by financing activities	133	4,170
Effect of exchange rate changes on cash	(52)	(850)
Net increase (decrease) in cash and cash equivalents	389	(4,080)
Cash and cash equivalents at beginning of period	1,982	30,101
Cash and cash equivalents at end of period	$2,371	26,021
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1	3
Cash paid during the period for income taxes	$784	70

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except per share amounts)

(1)         — Unaudited Financial Statements

NAVTEQ Corporation (“the Company”) is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by the Company’s customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as mobile phones, personal digital assistants and personal navigation devices; server-based systems, including internet and wireless services; and paper media.

The Company is engaged primarily in the creation, updating, enhancing, licensing and distribution of its database for North America and Europe. The Company’s database is a digital representation of road transportation networks constructed to provide a high level of accuracy and the useful level of detail necessary to support route guidance products and similar applications. The Company’s database is licensed to leading automotive electronics manufacturers, automotive manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers. The Company is currently realizing revenue primarily from license fees charged to customers who incorporate the Company’s database into their products and services.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, as amended.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday preceding the calendar quarter end. The 2004 first quarter had 88 days and the 2005 first quarter had 86 days. The Company’s fiscal year end is December 31.

Certain 2004 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock-based awards to employees. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying stock exceeds the exercise price of the option. Prior to 2003, under the Company’s stock option plan, options were granted at exercise prices that were equal to the fair value of the underlying common stock on the date of grant. Therefore, no stock-based compensation was recorded in the consolidated statements of operations. During 2003, the Company granted options at exercise prices below the fair value of the underlying common stock on the date of grant. Accordingly, the Company recorded compensation expense related to these option grants of $187 and $193 for the quarters ended March 28, 2004 and March 27, 2005, respectively, in the condensed consolidated statements of income. Prior to the completion of the Company’s initial public offering in August 2004, the fair value of the underlying common stock was determined by the Company’s Board of Directors based on an internally-prepared valuation analysis using comparable companies, comparable merger transactions and discounted cash flow methodologies.

During 2004 and 2005, the Company granted restricted stock units (RSUs) to certain directors and employees under the Company’s 2001 Stock Incentive Plan. The RSUs are securities that require the Company to deliver one share of common stock to the holder for each vested unit. Compensation expense is recognized ratably over the vesting periods of each tranche of the RSUs using a fair value equal to the fair market value of the Company’s common stock on the date of the grant. The Company recognized $0 and $2,096 of compensation expense related to these restricted stock units during the quarters ended March 28, 2004 and March 27, 2005, respectively. The expense related to the RSUs is reported in Database Creation and Distribution Costs and Selling, General and Administrative Expenses.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has furnished the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure. The compensation expense for stock options included in the pro forma disclosures is recognized over the vesting period using a straight-line method. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied in each period.

	Quarter Ended
	March 28,	March 27,
	2004	2005

Net income, as reported	$9,719	16,785
Add: Stock-based employee compensation expense included in reported net income, net of tax	116	1,511
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(483)	(2,517)
Pro forma net income	$9,352	15,779

Earnings per share of common stock:
Basic—as reported	$0.12	0.19
Diluted—as reported	$0.11	0.18
Basic—pro forma	$0.11	0.18
Diluted—pro forma	$0.10	0.17

(2)         — Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS No.123(R) to be effective for fiscal years beginning after June 15, 2005.  SFAS No. 123(R) supersedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost will be recognized over the requisite service period based on fair values measured on grant dates. The Company will adopt the new standard using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered. The adoption of SFAS 123(R) will result in additional expense being recorded beginning in 2006 related to the Company’s share-based employee compensation programs.

(3)         — Comprehensive Income

Comprehensive income for the quarters ended March 28, 2004 and March 27, 2005 was as follows:

	Quarter Ended
	March 28,	March 27,
	2004	2005

Net income	$9,719	16,785
Foreign currency translation adjustment	2,503	1,596
Unrealized holding loss on available-for-sale marketable securities	—	(232)
Comprehensive income	$12,222	18,149

(4)         — Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters ended March 28, 2004 and March 27, 2005 was calculated as follows:

	Quarter Ended
	March 28, 2004	March 27, 2005
Numerator: Net income	$9,719	16,785

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	84,178	88,625
Effect of dilutive securities:
Employee stock options	3,602	4,479
Restricted stock units	—	396
Warrants	3,345	—
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	91,125	93,500

Earnings per share:
Basic	$0.12	0.19
Diluted	$0.11	0.18

Outstanding options to purchase 75 and 37 shares of common stock at March 28, 2004 and March 27, 2005, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(5)         — Enterprise-wide Disclosures

The Company operates in one business segment and therefore does not report operating income, identifiable assets and/or other resources related to business segments. The Company derives its revenues primarily from database license fees. Revenues for geographic data of Europe and the United States/Canada are attributed to Europe (The Netherlands) and North America (United States) based on the entity that executed the related licensing agreement. Revenues for geographic data for countries outside of Europe and the United States/Canada are attributed to Europe, and are not material.

The following summarizes net revenue on a geographic basis for the quarters ended March 28, 2004 and March 27, 2005:

	Quarter Ended
	March 28,	March 27,
	2004	2005
Net revenue:
Europe	$54,567	71,985
North America	24,898	32,712
Total net revenue	$79,465	104,697

The following summarizes long-lived assets on a geographic basis as of December 31, 2004 and March 27, 2005:

	December 31,	March 27,
	2004	2005

Property and equipment, net:
Europe	$5,853	5,655
North America	12,367	12,112
Total property and equipment, net	$18,220	17,767

Capitalized software development costs, net:
Europe	$—	—
North America	26,243	26,307
Total capitalized software development costs, net	$26,243	26,307

(6) — Foreign Currency Derivative

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

Under the terms of the Swap, one of the Company’s European subsidiaries makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of March 27, 2005, the outstanding intercompany obligation was $84,068 and the fair value of the Swap was a liability of $15,405.

The intercompany loan bears interest at one-month U.S. LIBOR. The Swap also provides that this European subsidiary of the Company will pay interest due in euros on a monthly basis to the other party to the Swap in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings. A gain on the fair value of the Swap of $5,118 was recorded for the quarter ended March 27, 2005. This gain was offset by a foreign currency transaction loss of $4,472 recognized as a result of the remeasurement of the outstanding intercompany obligation at March 27, 2005, and a foreign currency transaction gain of $634 recognized in earnings during the quarter ended March 27, 2005 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(7)         —Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer. Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement. The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006. As of March 27, 2005, $10,000 remained in the balance of short-term deferred revenue and $9,700 remained in the balance of long-term deferred revenue related to this agreement. In addition, the customer has an obligation to the Company of $20,000 payable on January 15, 2007 related to license fees in 2007 and 2008.

(8)         — Secondary Offering

In connection with a registration rights agreement between Philips Consumer Electronic Services B.V. (“Philips B.V.”) and the Company, Philips B.V. exercised its second demand registration right on March 11, 2005. Pursuant to this request, the Company filed a Registration Statement on Form S-3 (Reg. No. 333-123628) on March 28, 2005 with the Securities and Exchange Commission to register the Company’s common stock in a secondary public offering. At closing, the Company’s selling stockholder, Philips B.V., will receive all of the proceeds from the sale of shares in the offering. As of March 27, 2005, Philips B.V. owned 33,101 shares of common stock, or approximately 36.9%, of the Company. If the overallotment option is exercised in full, Philips B.V. will no longer own any shares of the Company’s common stock.

(9)         — Subsequent Event

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company has violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that the Company has intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices. More specifically, Tele Atlas’s complaint alleges that the Company, through its license under U.S. Patent No. 5,161,886, controls a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly has entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws. Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit. Based on a preliminary review of the complaint, the Company believes that the allegations are without merit. The Company, however, will further evaluate the matter with counsel. The Company intends to take all necessary steps to vigorously defend itself against this action; however, because this matter is in a very early stage, the Company cannot predict its outcome or potential effect, if any, on its business, financial position or results of operations. A negative outcome could adversely affect our business, results of operations and financial condition. Even if the Company prevails in this matter, the Company may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on its reputation with its customers and face similar governmental and private actions based on these allegations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share amounts)

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended, that could cause actual results to differ materially from those expressed in such forward-looking statements.

Overview

We are a leading provider of comprehensive digital map information for automotive navigation systems, mobile navigation devices and Internet-based mapping applications. Our map database enables providers of these products and services to offer dynamic navigation, route planning, location-based information services and other geographic information-based products and services to consumer and commercial users.

In connection with a registration rights agreement between Philips Consumer Electronic Services B.V. (“Philips B.V.”) and us, Philips B.V. exercised its first demand registration right on April 16, 2004. Pursuant to this request, we filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register our common stock in an initial public offering, which became effective on August 5, 2004. The initial public offering was completed on August 11, 2004. At closing, Philips B.V. and NavPart I B.V., received all of the proceeds from the sale of shares in the offering. As of March 27, 2005, Philips B.V. owned 33,101 shares of common stock, or approximately 36.9% of our common stock. Philips B.V. exercised its second demand registration right on March 11, 2005. Pursuant to this request, we filed a Registration Statement on Form S-3 (Reg. No. 333-123628) on March 28, 2005 with the Securities and Exchange Commission to register our common stock in a secondary public offering. At closing, our selling stockholder, Philips B.V., will receive all of the proceeds from the sale of shares in the offering. If the overallotment option is exercised in full, Philips B.V. will no longer own any shares of our common stock.

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

In addition, the market for products and services that use our database is evolving, and we believe that much of our future success depends upon the development of markets for a wider variety of products and services that use our database. This includes growth in location-enabled mobile devices, such as mobile phones, personal digital assistants (PDAs), personal navigation devices (PNDs) and other products and services that use digital map data. While use of our map database in mobile phones and in location-based products and services is still largely in development and just beginning to enter the marketplace, there are a number of personal digital assistants and personal navigation devices currently on the market in both Europe and North America that use our map database for turn-by-turn route guidance, including products offered by Garmin, Dell and Thales. Our revenue growth is driven, in part, by the rate at which consumers and businesses purchase these products and services, which in turn is affected by the availability and functionality of such products and services. We believe that both of these factors have increased in recent years and will continue to increase for at least the next few years. However, even if these products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will enable us to maintain profitable operations. Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database, which could materially adversely affect our business and prospects.

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

Operating Expenses

Our operating expenses are comprised of database creation and distribution costs and selling, general and administrative expenses. Database creation and distribution costs primarily include the purchase and licensing of source maps and employee compensation related to the construction, maintenance and delivery of our database. Selling, general and administrative expenses primarily include employee compensation, marketing, facilities, and other administrative expenses.

Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. We anticipate that operating expenses will continue to increase as our growth and development activities continue, including further development and enhancement of our database and increasing our sales and marketing efforts.

During 2004 and 2005, we granted restricted stock units (RSUs) to certain directors and employees under our 2001 Stock Incentive Plan. The RSUs are securities that require us to deliver one share of common stock to the holder for each vested unit. Compensation expense is recognized ratably over the vesting periods of each tranche of the RSUs using a fair value equal to the fair market value of our common stock on the date of the grant. The Company recognized $0 and $2,098 of compensation expense related to these restricted stock units during the quarters ended March 28, 2004 and March 27, 2005, respectively.

We have historically obtained software, software-related consulting services, treasury services, tax consulting services, insurance services and purchasing services on favorable terms through our participation in Koninklijke Philips Electronics N.V.’s (“Philips”) programs, which we believe have resulted in operating expense savings for us of approximately $2,000 to $2,500 per year. Pursuant to the separation agreement that we entered into with Philips, upon the closing of our initial public offering, we can no longer obtain software, software-related consulting services, treasury services, tax consulting services and insurance from or through Philips or participate in certain Philips’ purchasing programs beyond March 31, 2005. To the extent we are unable to obtain goods and services at prices and/or terms as favorable as those previously available to us, we expect that we will incur increased operating expenses in future periods.

Income Taxes

Prior to 2003, we had fully provided a valuation allowance for the potential benefits of our net operating loss and interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2003, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we believed it was more likely than not that we would be able to use the benefit to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $168,752 in 2003 and a corresponding increase in the deferred tax asset on the consolidated balance sheet. In 2004 and the first three months of 2005, we recorded an income tax provision on our pretax income based on our expected tax rate for the full year, and will continue to do so in future periods.

In addition, as of December 31, 2004, we had U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $204,237. As of June 27, 2004, we had fully reserved for the tax benefits related to interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized. At such time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) uncertainty about our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering. We are now allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards. As a result, we reevaluated whether it is more likely than not that the tax benefits associated with our net operating loss carryforwards together with our interest expense carryforwards will be realized. Based on that evaluation, we determined the amount of net deferred tax assets that we believe it is more likely than not that we will realize. Our estimate of the deferred tax assets that we expect are more likely than not to be realized did not require us to record an adjustment to the balance of the related valuation allowance. As of March 27, 2005, we had a valuation allowance for deferred tax assets of $86,465 related to a portion of our U.S. net operating loss and interest expense carryforwards, and Canadian net operating loss carryforwards.

During the fourth quarter of 2004, legislation in The Netherlands was enacted that reduces statutory corporate income tax rates from 34.5% to 30% over a four-year period starting in 2005.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of March 27, 2005, we had an accumulated deficit of $450,929. We had historically financed our operations with borrowings from Philips and the sale of preferred stock to Philips. Philips has no obligation to provide us with any additional financing in the future.

As of March 27, 2005, our balance of cash and cash equivalents and marketable securities was $106,669, compared to our cash and cash equivalents and marketable securities as of December 31, 2004 in the amount of $103,031, which represents an increase of $3,638 from December 31, 2004. In addition, we have generated positive cash flow from operations for the past thirteen quarters.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” For the quarter ended March 27, 2005, we generated approximately 69% of our net revenue and incurred approximately 50% of our total expenses in foreign currencies.  Our European operations reported revenue of $71,985 for the quarter ended March 27, 2005, approximately $2,832 (or approximately 3% of total revenue) of which was a result of an increase in the exchange rate of the euro against the dollar, as compared to the first quarter of 2004, with every one cent change in the exchange rate of the euro against the dollar resulting in approximately a $550 change in our quarterly revenue and approximately a $250 change in our quarterly operating income. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue for the foreseeable future. Approximately 27% of our revenue for the quarter ended March 27, 2005 was from two customers, accounting for approximately 19% and 8%, respectively, of our revenue. Our top fifteen customers accounted for approximately 81% of our revenue for the quarter ended March 27, 2005.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that, of the significant policies used in the preparation of our condensed consolidated financial statements, the following are critical accounting estimates, which may involve a higher degree of judgment and complexity. Management has discussed the development and selection of these critical accounting estimates with our Audit Committee, and our Audit Committee has reviewed this disclosure.

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

Revenue is recognized net of provisions for estimated uncollectible amounts and anticipated returns. Our map database licensing agreements provide evidence of our arrangements with our customers, and identify key contract terms related to pricing, delivery and payment. We do not recognize revenue from licensing our database until delivery has occurred and collection is considered probable. We provide for estimated product returns at the time of revenue recognition based on our historical experience for such returns, which have not been material. As a result, we do not believe there is significant risk of recognizing revenue prematurely.

For revenue distributed through the media-based method, license fees from usage (including license fees in excess of the nonrefundable minimum fees) are recognized in the period in which they are reported by the customer to us. Prepaid licensing fees are recognized in the period in which the distributor or customer reports that it has shipped our database to its customer. Revenue for direct sales is recognized when the database is shipped to the end-user.

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

Revenue from licensing arrangements consisting of an original database plus a second copy of the database is allocated equally to the two shipments of our database to the customer. The second copy of the database is considered to have a value equal to that of the original database provided under such arrangements, which is consistent with their relative fair values. Licensing arrangements that entitle the customer to unspecified updates over a period of time are recognized as revenue ratably over the period of the arrangement.

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

Impairment of Long-lived Assets

As of December 31, 2004 and March 27, 2005, our long-lived assets consisted of property and equipment and internal-use software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, ‘‘Accounting for Income Taxes,’’ become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. We have generated significant taxable losses since our inception, and prior to the year ended December 31, 2003, management had concluded that a valuation allowance against substantially all of our deferred tax assets was required. However, our European operations generated taxable profits throughout 2002, and, for the year ended December 31, 2003, both our European and U.S. operations generated taxable income. During 2003, we assessed the realizability of our deferred tax assets by weighing both positive and negative evidence. Positive evidence included qualitative factors such as growing market acceptance of navigation products in Europe and North America, particularly in automobiles, our leading competitive positions in both Europe and the U.S., and the significant time required and cost involved in building a database such as ours. Positive quantitative evidence included our strong operating performance in both Europe and the U.S., our projections of our future operating results that indicate that we will be able to generate sufficient taxable income to fully realize the benefits of our existing loss carryforwards before they expire, and the length of carryforward periods related to our net operating losses, approximately half of which have no statutory expiration date. Negative evidence included our history of operating losses through 2001, and the likelihood of increased competition and the loss of a large customer. After evaluating the available evidence, management determined that sufficient objective evidence existed to conclude that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, we reversed the valuation allowance related to net operating loss carryforwards and other temporary items in Europe and the United States, resulting in the recognition of an income tax benefit of $168,752 in 2003.

As of June 27, 2004, we had fully reserved for the tax benefits related to interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized. At that time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering. We are now allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards. Consequently, we reevaluated whether it is more likely than not that the tax benefits associated with our net operating loss carryforwards and our interest expense carryforwards will be realized. Our evaluation considered both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence was based on the extent to which it can be objectively verified in the same manner as described above for the evaluation completed in 2003.  Based on this evaluation, we determined the amount of net deferred tax assets that we believed was more likely than not that we will realize. The amount that was determined did not require us to record an adjustment to the balance of the related valuation allowance. As of March 27, 2005, we had a valuation allowance for deferred tax assets of $86,465 related to a portion of our net operating loss and interest expense carryforwards, and Canadian net operating loss carryforwards.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business. In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could impact our financial position and net income, may be required.

Results of Operations

Comparison of Quarters Ended March 28, 2004 and March 27, 2005

Operating Income, Net Income and Earnings Per Share of Common Stock. Our operating income increased from $15,934 during the first quarter of 2004 to $24,831 in the first quarter of 2005, due primarily to our revenue growth in 2005. This revenue growth was partially offset by higher operating expenses. Our net income increased from $9,719 in the first quarter of 2004 to $16,785 in the first quarter of 2005 due to the higher operating income and the reduction of our effective income tax rate. Basic earnings per share of common stock were $0.12 and $0.19 for the first quarters of 2004 and 2005, respectively. Diluted earnings per share of common stock were $0.11 and $0.18 for the first quarters of 2004 and 2005, respectively.

The following table highlights changes in selected financial statement line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table.

	Quarter Ended
	March 28, 2004	March 27, 2005	Change	% Change
Net revenue	$79,465	104,697	25,232	31.8%
Database creation and distribution costs	40,435	47,953	7,518	18.6%
Selling, general and administrative expenses	23,096	31,913	8,817	38.2%
Income tax expense	6,010	8,647	2,637	43.9%

Net Revenue. The increase in net revenue was due to a significant increase in database licensing, resulting primarily from increased unit sales to customers. Growth occurred in all geographic regions during the first quarter of 2005, as European revenue increased 31.9% from $54,567 in the first quarter of 2004 to $71,985 in the first quarter of 2005, and North American revenue increased 31.4% from $24,898 in the first quarter of 2004 to $32,712 in the first quarter of 2005. European and North American revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors, automobile manufacturers and mobile device manufacturers. Differences in foreign currency translation increased revenue within the European operations by approximately $2,832 during the first quarter of 2005 as compared to the first quarter of 2004 due to the strengthening of the euro. Excluding the effect of foreign currency translation, European revenue would have grown 26.7%. Approximately 29% of our revenue in the first quarter of 2004 came from two customers (accounting for approximately 20% and 9% of net revenue, respectively), while approximately 27% of our revenue for the first quarter of 2005 came from two customers (accounting for approximately 19% and 8% of net revenue, respectively).

Database Creation and Distribution Costs. The increase in database creation and distribution costs was due primarily to increased production costs associated with the higher sales where we provided distribution services and an increased investment in our database due to geographic expansion and quality improvements. Included in database creation and distribution costs during the first quarter of 2005 was approximately $500 of costs related to our obligation to match social taxes on employee stock option exercises. In addition, there was an unfavorable foreign currency translation effect within European operations of approximately $1,200 due to the strengthening euro. Reducing these expenses was the capitalization of $2,911 and $2,995 of development costs for internal-use software in the first quarter of 2004 and 2005, respectively.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings and expenses related to improving our infrastructure to support future growth. Included in selling, general and administrative costs during the first quarter of 2005 was approximately $1,500 of costs related to our obligation to match social taxes on employee stock option exercises. Stock-based compensation expense accounted for $2,183 of our selling, general and administrative expense in the first quarter of 2005 compared to $187 in the first quarter of 2004. An unfavorable foreign currency translation effect within European operations of approximately $400 due to the strengthening euro also contributed to the increased expenses.

Income Tax Expense. The increase in income tax expense is primarily due to the increase in operating income. The effective tax rate in the first quarter of 2005 was 34.0% as compared to

38.2% in the first quarter of 2004. The decrease in the effective tax rate was primarily due to legislation in The Netherlands enacted during the fourth quarter of 2004 that reduces statutory corporate income tax rates from 34.5% to 30% over a four-year period starting in 2005.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of March 27, 2005, cash and cash equivalents and marketable securities totaled $106,669.

On November 9, 2004, we obtained, through our operating subsidiary for North America, a new revolving line of credit that is scheduled to mature on December 1, 2005. Pursuant to the terms of the line of credit, we may borrow up to $25,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%. We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average-daily-unused commitment. We have guaranteed our operating subsidiary’s obligations under this facility. As of March 27, 2005, we had no borrowings against this line of credit.

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

Cash and cash equivalents decreased by $4,080 during the quarter ended March 27, 2005. The changes in cash and cash equivalents are as follows for the three months ended:

	March 28, 2004	March 27, 2005
Cash provided by operations	$4,911	5,815
Cash used in investing activities	(4,603)	(13,215)
Cash provided by financing activities	133	4,170
Effect of exchange rates on cash	(52)	(850)
Increase (decrease) in cash and cash equivalents	$389	(4,080)

Operating Activities

In the first quarter of 2004 and 2005, respectively, we generated positive cash flow from operations. In both periods, cash flow from operations was driven by improved operating results, which in turn was driven by increased demand for our products. Our accounts receivable balance increased $11,700 and $21,807 in the first quarter of 2004 and 2005, respectively, due to revenue growth and the timing of billing toward the end of each respective period.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, investments in marketable securities and capital expenditures. We experienced temporary excess funds that were provided from operations in the first quarter of 2005. We invested those excess funds in cash equivalents and marketable securities.  During the first three months of 2005, we invested an additional $8,229 in marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $2,911 and $2,995 for the first quarter of 2004 and 2005, respectively. We expect the capitalized costs related to software developed for internal use to be approximately $10,000 to $12,000 for the full year of 2005.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $1,776 and $1,491 during the first quarter of 2004 and 2005, respectively. We expect total capital expenditures to be approximately $10,000 to $12,000 for the full year of 2005.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS No.123(R) to be effective for fiscal years beginning after June 15, 2005.  SFAS No. 123(R) supersedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost will be recognized over the requisite service period based on fair values measured on grant dates. We will adopt the new standard using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered. We expect to record additional expense related to our share-based employee compensation programs in 2006, primarily as a result of adopting SFAS No. 123(R). However, we are still in the process of estimating the quantitative effect of this expense on our financial results.

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

We are also subject to foreign currency exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance is payable by one of our European subsidiaries to us and to one of our U.S. subsidiaries, and is due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in our European business, management concluded that cash flows would be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, we adopted a plan for repayment and the loan was no longer designated as permanent in nature.

Prior to April 22, 2003, we had not engaged in activities to hedge our foreign currency exposures. On that day, we entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation. The Swap was assigned to an unaffiliated third party in the third quarter of 2004.  The Swap was not designated for hedge accounting. Under the terms of the Swap, one of our European subsidiaries makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of March 27, 2005, the outstanding intercompany obligation (net of payments) was $84.1 million.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of March 27, 2005, a 10% decrease in the value of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap liability of $9.9 million, while a 10% increase in the value of the euro against the U.S. dollar would result in an increase in the fair value of our Swap liability of $9.9 million.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company has violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that the Company has intentionally interfered with Tele Atlas contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices. More specifically, Tele Atlas’s complaint alleges that the Company, through its license under U.S. Patent No. 5,161,886, controls a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and has entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws. Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit. Based on a preliminary review of the complaint, the Company believes that the allegations are without merit. The Company, however, will further evaluate the matter with counsel. The Company intends to take all necessary steps to vigorously defend itself against this action; however, because this matter is in a very early stage, the Company cannot predict its outcome or potential effect, if any, on its business, financial position or results of operations. A negative outcome could adversely affect our business, results of operations and financial condition. Even if the Company prevails in this matter, the Company may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on its reputation with its customers and face similar governmental and private actions based on these allegations.

Item 6.    Exhibits

10.1                           2001 Stock Incentive Plan.

10.2                           Form of Restricted Stock Unit Agreement under NAVTEQ Corporation’s 2001 Stock Incentive Plan.

10.3                           Form of Restricted Stock Unit Agreement for French Employees under NAVTEQ Corporation’s 2001 Stock Incentive Plan.

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

Dated: April 29, 2005

NAVTEQ CORPORATION
By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil T. Smith
Neil T. Smith
Vice President and Corporate Controller (Principal Accounting Officer)