Form 10-Q
period 2005-06-26
NAVTEQ CORP
filed 2005-07-29
CIK 834208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

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

Yes  ☐   No  ☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of July 13, 2005 was 90,485,622.

References in this Quarterly Report on Form 10-Q to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “may,” “will,” “should” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those described in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2004	June 26, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,101	47,731
Short-term marketable securities	45,650	37,038
Accounts receivable, net of allowance for doubtful accounts of $3,571 and $4,528 in 2004 and 2005, respectively	56,582	79,562
Deferred income taxes	50,696	47,574
Prepaid expenses and other current assets	8,348	10,535
Total current assets	191,377	222,440
Property and equipment, net	18,220	17,023
Capitalized software development costs, net	26,243	26,256
Long-term deferred income taxes, net	92,069	73,944
Long-term marketable securities	27,280	50,418
Deposits and other assets	9,519	10,849
Total assets	$364,708	400,930
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,962	10,306
Accrued payroll and related liabilities	28,054	22,681
Other accrued expenses	20,609	23,923
Deferred revenue	31,165	37,831
Total current liabilities	93,790	94,741
Fair value of foreign currency derivative	21,616	8,736
Long-term deferred revenue	13,342	7,989
Other long-term liabilities	3,142	2,179
Total liabilities	131,890	113,645
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 87,741 and 89,902 shares issued and outstanding in 2004 and 2005, respectively	88	90
Additional paid-in capital	741,448	752,398
Deferred compensation expense	(12,403)	(12,809)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(28,503)	(26,512)
Unrealized holding loss on available-for-sale marketable securities, net of tax	(98)	(217)
Total accumulated other comprehensive loss	(28,601)	(26,729)
Accumulated deficit	(467,714)	(425,665)
Total stockholders’ equity	232,818	287,285
Total liabilities and stockholders’ equity	$364,708	400,930

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005

Net revenue	$96,600	122,832	$176,065	227,529

Operating costs and expenses:
Database creation and distribution costs	44,539	54,050	84,974	102,003
Selling, general and administrative expenses	27,216	31,340	50,312	63,253
Total operating costs and expenses	71,755	85,390	135,286	165,256

Operating income	24,845	37,442	40,779	62,273

Other income (expense):
Interest income	187	794	330	1,443
Interest expense	(7)	(7)	(8)	(10)
Foreign currency loss	(393)	63	(722)	(10)
Other income (expense)	29	(13)	11	15

Income before income taxes	24,661	38,279	40,390	63,711

Income tax expense	9,338	13,015	15,348	21,662

Net income	$15,323	25,264	$25,042	42,049

Earnings per share of common stock:
Basic	$0.18	0.28	$0.29	0.47
Diluted	$0.17	0.27	$0.27	0.45

Weighted average shares of common stock outstanding:
Basic	86,495	89,773	85,337	89,199
Diluted	91,916	93,854	91,522	93,678

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 27, 2004	June 26, 2005
Cash flows from operating activities:
Net income	$25,042	42,049
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	12,608	18,230
Depreciation and amortization	2,833	4,162
Amortization of software development costs	4,115	6,115
Foreign currency loss	722	10
Provision for bad debts	568	1,787
Stock compensation expense	1,526	4,819
Tax benefit on non-qualified stock options	352	3,060
Noncash other	45	572
Changes in operating assets and liabilities:
Accounts receivable	(14,486)	(27,490)
Prepaid expenses and other current assets	(686)	(2,477)
Deposits and other assets	(4,003)	(1,005)
Accounts payable	1,496	(2,671)
Accrued payroll and related liabilities	(1,281)	(3,521)
Other accrued expenses	(1,080)	(3,716)
Deferred revenue	28,289	3,256
Other long-term liabilities	(224)	(714)
Net cash provided by operating activities	55,836	42,466
Cash flows from investing activities:
Acquisition of property and equipment	(5,092)	(2,532)
Capitalized software development costs	(5,697)	(6,128)
Purchases of marketable securities	—	(84,287)
Sales of marketable securities	—	69,234
Purchase of investment	—	(500)
Cash on deposit with affiliate, net	3,244	—
Net cash used in investing activities	(7,545)	(24,213)
Cash flows from financing activities:
Issuance of common stock	693	2,667
Dividends paid	(47,159)	—
Net cash provided by (used in) financing activities	(46,466)	2,667
Effect of exchange rate changes on cash	(67)	(3,290)
Net increase in cash and cash equivalents	1,758	17,630
Cash and cash equivalents at beginning of period	1,982	30,101
Cash and cash equivalents at end of period	$3,740	47,731
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8	10
Cash paid during the period for income taxes	$1,714	426

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

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday preceding the calendar quarter end.  The 2004 second quarter had 91 days and the 2005 second quarter had 91 days.  The 2004 year to date period had 179 days and the 2005 year to date period had 177 days.  The Company’s fiscal year end is December 31.

Certain 2004 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock-based awards to employees. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying stock exceeds the exercise price of the option. Prior to 2003, under the Company’s stock option plan, options were granted at exercise prices that were equal to the fair value of the underlying common stock on the date of grant.  Therefore, no stock-based compensation was recorded in the consolidated statements of operations. During 2003, the Company granted options at exercise prices below the fair value of the underlying common stock on the date of grant.  Accordingly, the Company recorded compensation expense related to these option grants of $210 and $199 for the quarters ended June 27, 2004 and June 26, 2005, respectively, and $397 and $392 for the six months ended June 27, 2004 and June 26, 2005, respectively, in the condensed consolidated statements of income.  Prior to the completion of the Company’s initial public offering in August 2004, the fair value of the underlying common stock was determined by the Company’s Board of Directors based on an internally-prepared valuation analysis using comparable companies, comparable merger transactions and discounted cash flow methodologies.

During 2004 and 2005, the Company granted restricted stock units (RSUs) to certain directors and employees under the Company’s 2001 Stock Incentive Plan.  The RSUs are securities that require the Company to deliver one share of common stock to the holder for each vested unit.  Compensation expense is recognized ratably over the vesting periods of each tranche of the RSUs using a fair value equal to the fair market value of the Company’s common stock on the date of the grant.  The Company recognized $1,129 and $2,331 of compensation expense related to these restricted stock units during the quarters ended June 27, 2004 and June 26, 2005, respectively.  The Company recognized $1,129 and $4,427 of compensation expense related to these restricted stock units during the six months ended June 27, 2004 and June 26, 2005, respectively.  The expense related to the RSUs is reported in Database Creation and Distribution Costs and Selling, General and Administrative Expenses.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has furnished the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”  The compensation expense for stock options included in the pro forma disclosures is recognized ratably over the vesting periods of each tranche of the stock options.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied in each period.

	Quarter Ended		Six Months Ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005

Net income, as reported	$15,323	25,264	$25,042	42,049
Add: Stock-based employee compensation expense included in reported net income, net of tax	830	1,670	946	3,181
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(1,128)	(3,216)	(1,611)	(5,656)
Pro forma net income	$15,025	23,718	$24,377	39,574

Earnings per share of common stock:
Basic—as reported	$0.18	0.28	$0.29	0.47
Diluted—as reported	$0.17	0.27	$0.27	0.45
Basic—pro forma	$0.17	0.26	$0.29	0.44
Diluted—pro forma	$0.16	0.25	$0.27	0.42

(2) – Recent Accounting Pronouncements

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

(3) — Comprehensive Income

Comprehensive income for the quarters and the six months ended June 27, 2004 and June 26, 2005 was as follows:

	Quarter Ended		Six Months Ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005

Net income	$15,323	25,264	$25,042	42,049
Foreign currency translation adjustment	458	395	2,961	1,991
Unrealized holding gain (loss) on available-for-sale marketable securities, net of tax	—	113	—	(119)
Comprehensive income	$15,781	25,772	$28,003	43,921

(4) – Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters and the six months ended June 27, 2004 and June 26, 2005 was calculated as follows:

	Quarter Ended		Six Months Ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Numerator:
Net income	$15,323	25,264	$25,042	42,049

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	86,495	89,773	85,337	89,199
Effect of dilutive securities:
Employee stock options	4,258	3,746	3,930	4,113
Restricted stock units	17	335	9	366
Warrants	1,146	—	2,246	—
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	91,916	93,854	91,522	93,678

Earnings per share:
Basic	$0.18	0.28	$0.29	0.47
Diluted	$0.17	0.27	$0.27	0.45

Outstanding options to purchase 0 and 574 shares of common stock at June 27, 2004 and June 26, 2005, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The following summarizes net revenue on a geographic basis for the quarters and the six months ended June 27, 2004 and June 26, 2005:

	Quarter Ended		Six Months Ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Net revenue:
Europe	$66,559	82,016	$121,126	154,001
North America	30,041	40,816	54,939	73,528
Total net revenue	$96,600	122,832	$176,065	227,529

The following summarizes long-lived assets on a geographic basis as of December 31, 2004 and June 26, 2005:

	December 31, 2004	June 26, 2005

Property and equipment, net:
Europe	$5,853	5,107
North America	12,367	11,916
Total property and equipment, net	$18,220	17,023

Capitalized software development costs, net:
Europe	$—	—
North America	26,243	26,256
Total capitalized software development costs, net	$26,243	26,256

(6) – Foreign Currency Derivative

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

Under the terms of the Swap, one of the Company’s European subsidiaries makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of June 26, 2005, the outstanding intercompany obligation was $84,068 and the fair value of the Swap was a liability of $8,736.

The intercompany loan bears interest at one-month U.S. LIBOR. The Swap also provides that this European subsidiary of the Company will pay interest due in euros on a monthly basis to the other party to the Swap in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings. A gain on the fair value of the Swap of $5,740 was recorded for the quarter ended June 26, 2005. This gain was offset by a foreign currency translation loss of $5,732 recognized as a result of the remeasurement of the outstanding intercompany obligation at June 26, 2005.  A gain on the fair value of the Swap of $10,857 was recorded for the six months ended June 26, 2005. This gain was offset by a foreign currency translation loss of $10,205 recognized as a result of the remeasurement of the outstanding intercompany obligation at June 26, 2005, and a foreign currency transaction loss of $634 recognized in earnings during the six months ended June 26, 2005 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(7) – Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer.  Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006.  As of June 26, 2005, $10,000 remained in the balance of short-term deferred revenue and $3,800 remained in the balance of long-term deferred revenue related to this agreement.  In addition, the customer will have an obligation to the Company of $20,000 payable on January 15, 2007 related to license fees in 2007 and 2008, which has not been reflected in the accompanying condensed consolidated balance sheets.

(8) – Secondary Offering

In connection with a registration rights agreement between Philips Consumer Electronic Services B.V. (“Philips B.V.”) and the Company, Philips B.V. exercised its second demand registration right on March 11, 2005. Pursuant to this request, the Company filed a Registration Statement on Form S-3 (Reg. No. 333-123628) on March 28, 2005 with the Securities and Exchange Commission to register the Company’s common stock held by Philips in a secondary public offering, which became effective May 5, 2005.  The Company’s selling stockholder, Philips B.V., received all of the proceeds from the sale of shares in the offering.  In the offering, Philips B.V. sold 33,101 shares of common stock, which represented its entire remaining interest in the Company.

(9) – Litigation

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company has violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that the Company has intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices. More specifically, Tele Atlas’s complaint alleges that the Company, through its license under U.S. Patent No. 5,161,886, controls a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly has entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws. Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit. Based on a preliminary review of the complaint, the Company believes that the allegations are without merit. The Company, however, is continuing to evaluate this matter with counsel. The Company intends to take all necessary steps to vigorously defend itself against this action; however, because this matter is in a very early stage, the Company cannot predict its outcome or potential effect, if any, on its business, financial position or results of operations. A negative outcome could adversely affect our business, results of operations and financial condition. Even if the Company prevails in this matter, the Company may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on its reputation with its customers and face similar governmental and private actions based on these allegations.

(10) – Subsequent Event

On July 8, 2005, the Company acquired Picture Map International Co., Ltd., a South Korean digital map company (“PMI”), through its wholly owned subsidiary, NAVTEQ B.V., pursuant to a Stock Purchase Agreement (the “Agreement”) dated the same date by and among NAVTEQ B.V., the Company, PMI and all of the shareholders of PMI (the “PMI Shareholders”).  Under the Agreement, NAVTEQ B.V. acquired all of the outstanding shares of PMI for an aggregate purchase price of $28,500 (the “Purchase Price”), subject to post-closing adjustments based on working capital and net indebtedness.  Each of the PMI Shareholders received the shareholder’s proportionate share of thirty percent of the Purchase Price in cash.  The PMI Shareholders also received cash through a payment agent in Korea for the remaining seventy percent of the Purchase Price, but the PMI Shareholders were then required to use this cash to purchase an aggregate of 545 shares of the Company’s common stock (the “NVT Stock”).  The number of shares of the Company’s common stock issued was based on a per share price of $36.60, the average price of the common stock as quoted on the New York Stock Exchange for the twenty consecutive trading days immediately prior to the closing date.

The Agreement contains customary representations, warranties and related indemnification provisions.  In addition, to secure the indemnification obligations of the PMI Shareholders, fifteen percent of the Purchase Price has been deposited in escrow and $500 of the Purchase Price has been deferred for payment until the second anniversary of the Closing Date.  In connection with the Agreement, Mr. Yong Won Lee has entered into an Employment Agreement with PMI, under which he will continue to serve in his capacity as President of PMI.  In addition, Mr. Lee has assigned all of his rights and interests to certain patents to PMI. As soon as commercially practicable after August 6, 2005, the Company is obligated to file a registration statement with the SEC under the Securities Act of 1933, as amended, to register for resale the shares of NVT Stock held by the PMI Shareholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share amounts)

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified herein, that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

In connection with a registration rights agreement between Philips Consumer Electronic Services B.V. (“Philips B.V.”) and us, Philips B.V. exercised its first demand registration right on April 16, 2004.  Pursuant to this request, we filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register our common stock in an initial public offering, which became effective on August 5, 2004.  The initial public offering was completed on August 11, 2004.  At closing, Philips B.V. and NavPart I B.V., received all of the proceeds from the sale of shares in the offering.  Philips B.V. exercised its second demand registration right on March 11, 2005.  Pursuant to this request, we filed a Registration Statement on Form S-3 (Reg. No. 333-123628) on March 28, 2005 with the Securities and Exchange Commission to register our common stock held by Philips B.V. in a secondary public offering, which became effective May 5, 2005.  Our selling stockholder, Philips B.V., received all of the proceeds from the sale of shares in the offering.  In the offering, Philips B.V. sold 33,101 shares of common stock, which represented its entire remaining interest in the Company.

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

During 2004 and 2005, we granted restricted stock units (RSUs) to certain directors and employees under our 2001 Stock Incentive Plan.  The RSUs are securities that require us to deliver one share of common stock to the holder for each vested unit.  Compensation expense is recognized ratably over the vesting periods of each tranche of the RSUs using a fair value equal to the fair market value of our common stock on the date of the grant.  We recognized $1,129 and $2,331 of compensation expense related to these restricted stock units during the quarters ended June 27, 2004 and June 26, 2005, respectively.  We recognized $1,129 and $4,427 of compensation expense related to these restricted stock units during the six months ended June 27, 2004 and June 26, 2005, respectively.

We have historically obtained software, software-related consulting services, treasury services, tax consulting services, insurance services and purchasing services on favorable terms through our participation in Koninklijke Philips Electronics N.V.’s (“Philips”) programs, which we believe have resulted in operating expense savings for us of approximately $2,000 to $2,500 per year.  Pursuant to the separation agreement that we entered into with Philips and effective upon closing of our initial public offering, we can no longer obtain software, software-related consulting services, treasury services, tax consulting services and insurance from or through Philips.  In addition, we ceased participating in Philips’ purchasing programs after March 31, 2005.  To the extent we are unable to obtain goods and services at prices and/or terms as favorable as those previously available to us, we expect that we will incur increased operating expenses in future periods.

Income Taxes

Prior to 2003, we had fully provided a valuation allowance for the potential benefits of our net operating loss and interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2003, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we believed it was more likely than not that we would be able to use the benefit to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $168,752 in 2003 and a corresponding increase in the deferred tax asset on the consolidated balance sheet. In 2004 and the first six months of 2005, we recorded an income tax provision on our pretax income based on our expected tax rate for the full year, and will continue to do so in future periods.

In addition, as of June 26, 2005, we had U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $200,993.  As of June 27, 2004, we had fully reserved for the tax benefits related to interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized.  At such time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) uncertainty about our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering.  We are now allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards.  As a result, we reevaluated whether it is more likely than not that the tax benefits associated with our net operating loss carryforwards together with our interest expense carryforwards will be realized.  Based on that evaluation, we determined the amount of net deferred tax assets that we believe it is more likely than not that we will realize.  Our estimate of the deferred tax assets that we expect are more likely than not to be realized did not require us to record an adjustment to the balance of the related valuation allowance.  As of June 26, 2005, we had a valuation allowance for deferred tax assets of $113,697 related to a portion of our U.S. net operating loss and interest expense carryforwards, and Canadian net operating loss carryforwards, research and experimental tax credits, and certain stock based compensation.

During the fourth quarter of 2004, legislation in The Netherlands was enacted that reduces statutory corporate income tax rates from 34.5% to 30% over a four-year period starting in 2005.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of June 26, 2005, we had an accumulated deficit of $425,665.  We had historically financed our operations with borrowings from Philips and the sale of preferred stock to Philips.  Philips has no obligation to provide us with any additional financing in the future.

As of June 26, 2005, our balance of cash and cash equivalents and marketable securities was $135,187, compared to our cash and cash equivalents and marketable securities as of December 31, 2004 in the amount of $103,031, which represents an increase of $32,156.  In addition, we have generated positive cash flow from operations for the past fourteen quarters.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”  For the quarter ended June 26, 2005, we generated approximately 67% of our net revenue and incurred approximately 49% of our total expenses in foreign currencies.  Our European operations reported revenue of $82,016 for the quarter ended June 26, 2005, approximately $2,741 (or approximately 2% of total revenue) of which was a result of an increase in the exchange rate of the euro against the dollar, as compared to the second quarter of 2004, with every one cent change in the exchange rate of the euro against the dollar resulting in approximately a $650 change in our quarterly revenue and approximately a $330 change in our quarterly operating income.  For the six months ended June 26, 2005, we generated approximately 68% of our net revenue and incurred approximately 49% of our total expenses in foreign currencies.  Our European operations reported revenue of $154,001 for the six months ended June 26, 2005, approximately $5,657 (or approximately 2% of total revenue) of which was a result of an increase in the exchange rate of the euro against the dollar, as compared to the first half of 2004, with every one cent change in the exchange rate of the euro against the dollar resulting in approximately a $1,200 change in our first half revenue and approximately a $580 change in our first half operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue for the foreseeable future. Approximately 24% of our revenue for the quarter ended June 26, 2005 was from two customers, accounting for approximately 15% and 9%, respectively, of our revenue.  Approximately 26% of our revenue for the six months ended June 26, 2005 was from two customers, accounting for approximately 17% and 9%, respectively, of our revenue.  Our top fifteen customers accounted for approximately 79% of our revenue for the quarter ended June 26, 2005.  Our top fifteen customers accounted for approximately 80% of our revenue for the six months ended June 26, 2005.

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

Database Creation, Distribution and Software Development Costs

We have invested significant amounts in creating and updating our database and developing related software applications for internal use. Database creation and distribution costs consist of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs are expensed as incurred. These costs include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content. Database licensing and distribution costs include the direct costs related to reproduction of the database for licensing and per-copy sales and shipping and handling costs. Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable our core database to operate with emerging technologies, and (iii) applications to facilitate customer use of our database. Costs of internal-use software are accounted for in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. It is possible that our estimates of the remaining economic life of the technology could change from the current amortization periods. In that event, impairment charges or shortened useful lives of internal-use software could be required.

Impairment of Long-lived Assets

As of December 31, 2004 and June 26, 2005, our long-lived assets consisted of property and equipment and internal-use software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

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

As of June 27, 2004, we had fully reserved for the tax benefits related to interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized.  At that time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions.  During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering.  We are now allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards.  Consequently, we reevaluated whether it is more likely than not that the tax benefits associated with our net operating loss carryforwards and our interest expense carryforwards will be realized.  Our evaluation considered both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence was based on the extent to which it can be objectively verified in the same manner as described above for the evaluation completed in 2003.  Based on this evaluation, we determined the amount of net deferred tax assets that we believed was more likely than not that we will realize.  The amount that was determined did not require us to record an adjustment to the balance of the related valuation allowance.  As of June 26, 2005, we had a valuation allowance for deferred tax assets of $113,697 related to a portion of our net operating loss and interest expense carryforwards, and Canadian net operating loss carryforwards, research and experimental tax credits, and certain stock based compensation.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could impact our financial position and net income, may be required.

Results of Operations

Comparison of Quarters and Six Months Ended June 27, 2004 and June 26, 2005

Operating Income, Net Income and Earnings Per Share of Common Stock. Our operating income increased from $24,845 during the second quarter of 2004 to $37,442 in the second quarter of 2005, due primarily to our revenue growth in 2005.  This revenue growth was partially offset by higher operating expenses. Our net income increased from $15,323 in the second quarter of 2004 to $25,264 in the second quarter of 2005 due to the higher operating income and the reduction of our effective income tax rate.  Basic earnings per share of common stock were $0.18 and $0.28 for the second quarters of 2004 and 2005, respectively.  Diluted earnings per share of common stock were $0.17 and $0.27 for the second quarters of 2004 and 2005, respectively.

Our operating income increased from $40,779 during the first six months of 2004 to $62,273 in the first six months of 2005, due primarily to our revenue growth in 2005.  This revenue growth was partially offset by higher operating expenses. Our net income increased from $25,042 in the first six months of 2004 to $42,049 in the first six months of 2005 due to the higher operating income and the reduction of our effective income tax rate.  Basic earnings per share of common stock were $0.29 and $0.47 for the first six months of 2004 and 2005, respectively.  Diluted earnings per share of common stock were $0.27 and $0.45 for the first six months of 2004 and 2005, respectively.

The following tables highlight changes in selected financial statement line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table.

	Quarter Ended
	June 27, 2004	June 26, 2005	Change	% Change
Net revenue	$96,600	122,832	26,232	27.2%
Database creation and distribution costs	44,539	54,050	9,511	21.4%
Selling, general and administrative expenses	27,216	31,340	4,124	15.2%
Income tax expense	9,338	13,015	3,677	39.4%

	Six Months Ended
	June 27, 2004	June 26, 2005	Change	% Change
Net revenue	$176,065	227,529	51,464	29.2%
Database creation and distribution costs	84,974	102,003	17,029	20.0%
Selling, general and administrative expenses	50,312	63,253	12,941	25.7%
Income tax expense	15,348	21,662	6,314	41.1%

Net Revenue. The increase in net revenue was due to a significant increase in database licensing, resulting primarily from increased unit sales to customers. Growth occurred in all geographic regions during the second quarter and first six months of 2005. European revenue increased 23.2% from $66,559 in the second quarter of 2004 to $82,016 in the second quarter of 2005, and increased 27.1% from $121,126 in the first six months of 2004 to $154,001 in the first six months of 2005.  North American revenue increased 35.9% from $30,041 in the second quarter of 2004 to $40,816 in the second quarter of 2005, and increased 33.8% from $54,939 in the first six months of 2004 to $73,528 in the first six months of 2005.  European and North American revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors, automobile manufacturers and mobile device manufacturers. Differences in foreign currency translation increased revenue within the European operations by approximately $2,741 and $5,657 due to the strengthening of the euro during the second quarter of 2005 and the first six months of 2005, respectively as compared to the comparable periods in 2004. Excluding the effect of foreign currency translation, European revenue would have grown 19.1% and 22.5% for the second quarter 2005 and the first six months of 2005, respectively.  Approximately 27% of our revenue in the second quarter of 2004 came from two customers (accounting for approximately 16% and 11% of net revenue, respectively), while approximately 24% of our revenue for the second quarter of 2005 came from two customers (accounting for approximately 15% and 9% of net revenue, respectively).  Approximately 28% of our revenue in the first six months of 2004 came from two customers (accounting for approximately 18% and 10% of net revenue, respectively), while approximately 26% of our revenue for the first six months of 2005 came from two customers (accounting for approximately 17% and 9% of net revenue, respectively).

Database Creation and Distribution Costs. The increase in database creation and distribution costs was due primarily to increased production costs associated with the higher sales where we provided distribution services and an increased investment in our database due to geographic expansion and quality improvements. Included in database creation and distribution costs during the first six months of 2005 was approximately $560 of costs related to our obligation to match social taxes on employee stock option exercises.  In addition, there was an unfavorable foreign currency translation effect within European operations of approximately $945 and $2,134 due to the strengthening euro for the second quarter of 2005 and the first six months of 2005, respectively. Reducing these expenses was the capitalization of $2,786 and $3,133 of development costs for internal-use software in the second quarter of 2004 and 2005, respectively, and the capitalization of $5,697 and $6,128 of development costs for internal-use software in the first six months of 2004 and 2005, respectively.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings and expenses related to improving our infrastructure to support future growth.  Included in selling, general and administrative costs during the first six months of 2005 was approximately $1,670 of costs related to our obligation to match social taxes on employee stock option exercises.  Stock-based compensation expense of $2,258 and $4,441 was recorded in selling, general and administrative expense in the second quarter and the first six months of 2005, respectively, compared to $1,339 and $1,526 in the second quarter and the first six months of 2004, respectively.  During the second quarter and the first six months of 2004, we incurred expenses of $516 related to our initial public offering.  An unfavorable foreign currency translation effect due to the strengthening euro of approximately $352 and $765 for the second quarter and the first six months of 2005, respectively, as compared to the comparable periods in 2004 also contributed to the increased expenses within European operations.

Income Tax Expense.  The increase in income tax expense is primarily due to the increase in operating income.  The effective tax rate in the second quarter and first six months of 2005 was 34.0% as compared to 37.9% and 38.0% in the second quarter and first six months of 2004, respectively.  The decrease in the effective tax rate was primarily due to legislation in The Netherlands enacted during the fourth quarter of 2004 that reduces statutory corporate income tax rates from 34.5% to 30% over a four-year period starting in 2005.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of June 26, 2005, cash and cash equivalents and marketable securities totaled $135,187.

On November 9, 2004, we obtained, through our operating subsidiary for North America, a new revolving line of credit that is scheduled to mature on December 1, 2005.  Pursuant to the terms of the line of credit, we may borrow up to $25,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average-daily-unused commitment.  We have guaranteed our operating subsidiary’s obligations under this facility.  As of June 26, 2005, we had no borrowings against this line of credit.

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

Cash and cash equivalents increased by $17,630 during the six months ended June 26, 2005.  The changes in cash and cash equivalents are as follows for the six months ended:

	June 27, 2004	June 26, 2005
Cash provided by operating activities	$55,836	42,466
Cash used in investing activities	(7,545)	(24,213)
Cash provided by (used in) financing activities	(46,466)	2,667
Effect of exchange rates on cash	(67)	(3,290)
Increase in cash and cash equivalents	$1,758	17,630

Operating Activities

In the first half of both 2004 and 2005, we generated positive cash flow from operations. In both periods, cash flow from operations was driven by improved operating results, which in turn was driven by increased demand for our products.  Our accounts receivable balance increased $14,486 and $27,490 in the first six months of 2004 and 2005, respectively, due to revenue growth and the timing of billing toward the end of each respective period.  During the first six months of 2004, deferred revenue increased $28,289 due to the advance payment of $30,000 by one of our customers.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, investments in marketable securities and capital expenditures. We experienced temporary excess funds that were provided from operations in the first half of 2005. We invested those excess funds in cash equivalents and marketable securities.  During the first six months of 2005, we invested an additional $15,053 in marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $5,697 and $6,128 for the first six months of 2004 and 2005, respectively.  We expect the capitalized costs related to software developed for internal use to be approximately $10,000 to $12,000 for the full year of 2005.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $5,092 and $2,532 during the first six months of 2004 and 2005, respectively. We expect total capital expenditures to be approximately $10,000 to $12,000 for the full year of 2005.

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

Our success depends upon our customers’ abilities to successfully market and sell their products incorporating our database. Continued growth in the adoption of route guidance products in the automotive industry and in the consumer mobile device industry (in products such as mobile phones, PDAs and PNDs), technological improvements in wireless devices, such as inclusion of GPS capabilities in mobile devices and increases in functional memory, and continued development by our current and potential customers of dynamic navigation, route planning, location-based services, asset tracking and other geographic-related products and services incorporating our database, are critical to our future growth. If our customers do not continue to successfully develop and market new products and services incorporating our database, or the products that our customers develop and market do not meet consumer expectations, our revenue and operating results will be adversely affected.

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

The use of our database in vehicle navigation systems, which we supply directly and indirectly to automobile manufacturers, historically has accounted for a substantial majority of our revenue. Approximately 82%, 83% and 82% of our revenue for the years ended December 31, 2002, 2003 and 2004, respectively, were generated by the sale of our database for use in new automobiles equipped with navigation systems. Any significant downturn in the demand for these products would materially decrease our revenue. The automotive market historically has experienced fluctuations due to increased competition, economic conditions and circumstances affecting the global market for automobiles generally, and additional fluctuations are likely to occur in the future. To the extent that our future revenue depends materially on sales of new automobiles equipped with navigation systems enabled by digital maps, our business may be vulnerable to these fluctuations.

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

The automotive market and the market for mobile devices are highly competitive and manufacturers in these markets are continually looking for ways to reduce the costs of components included in their products in order to maintain or broaden consumer acceptance of those products. Because our map database is a component incorporated in automotive, mobile phone and handheld navigational systems, we face pressure, from time to time, from our customers to lower our database license fees. We have in the past, and may in the future, need to lower our license fees to preserve customer relationships or extend use of our database to a broader range of products. To the extent we lower our license fees in the future, we cannot assure you that we will be able to achieve related increases in the use of our database or other benefits to offset fully the effects of these adjustments.

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

We currently have several major competitors in providing map information, including Tele Atlas N.V. and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use. Tele Atlas offers detailed map data for Western Europe and the United States. In July 2004, Tele Atlas acquired Geographic Data Technology, Inc. (GDT), a digital map data company in the United States, and, as a result, it may be more difficult for us to compete effectively with the combined company. Governmental and quasi-governmental agencies also are making more map data information available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database.

In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressures. Increased competition from our current competitors or new market entrants (which may include our customers), actions taken by our customers to diversify their sources of supply and increase pricing pressure, the acquisition of GDT by Tele Atlas and other competitive pressures may result in price reductions, reduced profit margins or loss of market share by us.

One of our primary competitors has filed a complaint against us alleging various anti-competitive and tortious acts which could adversely affect our business, results of operations and financial condition.

On April 22, 2005, Tele Atlas filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that we have violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that we have intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United Sates through exclusionary and predatory practices. More specifically, Tele Atlas’s complaint alleges that we, through our license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws. Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit. Based on our preliminary review of the complaint, we believe that the allegations are without merit. However, we are continuing to evaluate the matter with counsel. We intend to take all necessary steps to vigorously defend ourselves against this action; however, because this matter is in a very early stage, we cannot predict its outcome or potential effect, if any, on our business, financial condition or results of operations. A negative outcome could adversely affect our business, results of operations and financial condition. Even if we prevail in this matter, we may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on our reputation with our customers and face similar governmental and private actions based on these allegations.

We have historically incurred operating losses and we may not achieve sustained profitability.

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception. For the years ended December 31, 2000 and 2001, we had operating losses of $51,300 and $28,900, respectively, and net losses of $109,600 and $116,500, respectively. As of December 31, 2004, we had an accumulated deficit of $467,714.  Although we have achieved an operating profit and a net profit for each of the last three fiscal years, we cannot assure you that our revenue will continue to grow at its current rate or that we will be able to maintain profitability in the future.

Our dependence on our vehicle navigation systems manufacturer customers for compilation services could result in a material decrease in our revenue or otherwise adversely affect our business.

For vehicle navigation systems, we rely on our vehicle navigation systems manufacturer customers to compile copies of our map database into their proprietary formats. This can be a time and labor intensive and complex process. In some cases, these customers also are responsible for distributing the compiled database to the automobile manufacturers. If these customers do not compile or distribute our map database in a timely manner and consistent with the requirements of the automobile manufacturers, our reputation and relationships with the automobile manufacturers could be adversely affected. In other cases, our navigation systems manufacturer customers compile our map database and then return a master copy to us. We then distribute copies of the database to the automobile manufacturers in exchange for a distribution fee. If these customers do not fulfill their obligations to us to compile our map database, or to the extent we have not entered into agreements clearly specifying their obligations or fail to do so in the future, we may not be able to satisfy our obligations to automobile manufacturers, which could result in our contractual liability to these automobile manufacturers, and would likely decrease our revenue and adversely affect our business. Our vehicle navigation systems manufacturer customers also could decide not to provide compilation services to us, which would prevent us from providing distribution services to the automobile manufacturers with respect to these customers’ navigation systems, and would result in a material decrease in our revenue.

We derive a significant portion of our revenue from our international operations and economic, political and other inherent risks of international operations may adversely affect our financial performance.

We have approximately 123 satellite and administrative offices in 19 countries worldwide. We have substantial operations in Europe. Approximately 68%, 66% and 68% of our total revenue for the years ended December 31, 2002, 2003 and 2004, respectively, were attributable to our European operations. We expect a significant portion of our revenue and expenses will be generated by our European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, which could have a material adverse effect on our business. We also collect data in various foreign jurisdictions and outsource some software development and data production functions in foreign jurisdictions. The key risks to us of operating in foreign countries include:

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. For the year ended December 31, 2004, we generated approximately 68% of our total revenue, and incurred approximately 48%  of our total costs in foreign currencies. Our European operations reported revenue of $267,541 for the year ended December 31, 2004. For the year ended December 31, 2004, approximately $17,649 (or approximately 4%) of our revenue was a result of an increase in the exchange rate of the euro against the dollar, as compared to 2003, with every one cent change in the exchange ratio of the euro against the dollar resulting in a $2,200 change in our revenue and a $1,000 change in our operating income. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in Europe or the United States. Given the volatility of exchange rates, we may not be able to manage effectively our currency translation and/or transaction risks, which may adversely affect our financial condition and results of operations.

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

Although we do not believe governmental regulation has had a material effect on our business and operations to date, it is possible that we will experience the effects of increased regulation in the future. In Europe and the United States, the combination of heightened security concerns and the increase in the breadth and accuracy of our map database could result in more restrictive laws and regulations, such as export control laws, applicable to our database. In addition, automobile safety initiatives may result in restrictions on devices that use our database. As we continue to expand our geographic coverage, policies favoring local companies and other regulatory initiatives may result in export control laws and other restrictions on our ability to access, collect and use map data or otherwise conduct business in various countries throughout the world. Our failure to comply with local policies and regulations could result in a number of adverse consequences, including loss of access to map data, restrictions or prohibitions on our use of map information, financial penalties, criminal sanctions or loss of licenses or other authority to do business in those jurisdictions. Any of these occurrences could adversely affect our ability to complete, improve, license or distribute our database, which could result in a competitive disadvantage for us and the possible loss of customers and revenue.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2005, at which time we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. This report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal control.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2005, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation. If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required to support their attestation report, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

If we are unable to integrate acquired companies effectively, our business could be adversely affected.

We may pursue acquisitions of existing companies in order to grow our business, to expand the scope and breadth of our database and to diversify our products and services. We cannot assure you that we will be able to integrate successfully any future acquisitions, that these acquired companies will operate profitably, or that we will realize the potential benefits from these acquisitions. If we do not successfully integrate acquired companies, the attention of our management may be diverted and our business, financial condition and results of operations could be adversely affected.

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

Except with respect to our automobile manufacturer customers for whom we make and distribute copies of our database, we rely on our customers to report the amount of license fees owed to us under our agreements with them. The majority of our agreements, including those with our key customers, give us the right to audit their records to verify this information. However, these audits can be expensive, time-consuming and possibly detrimental to our ongoing business relationships with our customers. As a result, to date we have only audited a small number of customers in any given year and have relied primarily on the accuracy of our customers’ reports. To the extent those reports are inaccurate, the revenue we collect from our customers could be materially less than the amount we should be receiving from them. Though we believe the revenue lost from underreporting has not been material historically, we cannot estimate the impact of underpayments in the future.

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

The laws of some countries in which we operate do not protect our intellectual property rights to the same extent as the laws of other countries. For example, although our database and software are protected in part by copyright, database and trade secret rights, copyright protection does not extend to facts and legislative database protections that relate to compilations of facts currently exist only in certain countries of Europe and do not exist in the United States or Canada. In addition, as we continue to expand our geographic coverage outside of Europe and North America, there may be little or no intellectual property protection and increased rates of piracy. Further, we recently have begun to outsource some software development and data production functions and license certain data collection tools and know how to third parties located in foreign countries where we believe there is an increased risk of infringement, misappropriation and piracy and an increased possibility that we may not be able to enforce our contractual and intellectual property rights.

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

We also claim rights in our trademarks and service marks. Certain of our marks are registered in Europe, the United States, and elsewhere and we have filed applications to register certain other marks in these jurisdictions. Marks of others that are the same or similar to certain of our marks currently exist or may exist in the future. We cannot assure you that we will be able to continue using certain marks or that certain of our marks do not infringe the marks of others. We have licensed others to use certain of our marks in connection with our database and software and expect to continue licensing certain of our marks in the future. Licensees of our marks may take actions that might materially and adversely affect the value of our marks or reputation.

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

In addition, we are in the process of migrating our computer systems related to our database to a new platform, and during this process we are incurring both the costs associated with migrating and maintaining our legacy systems. While we cannot assure you that there will not be unanticipated costs, we do not believe that the costs associated with the migration will be material to our results of operations. Hardware failure or software errors occurring in our legacy systems or during repair or after the completion of this migration could result in errors in our database, which could cause us to have to repair and re-ship our database to some customers and hinder our ability to timely deliver our database to our customers. Repairs and reshipments of our data could result in a material increase in our operating costs and subject us to liability from our customers and end-users. Delays in completing the migration also could inhibit our ability to enhance and improve our database, which could adversely affect our ability to compete.

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

Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting certain aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which amends SFAS No. 123 to require the recognition of employee stock options as compensation expense based on their fair value at the time of grant (with limited exceptions). On April 14, 2005, the SEC amended the compliance dates to require SFAS No. 123(R) to be effective for fiscal years beginning after June 15, 2005. These new rules will require us to change our accounting policy and record an expense for our stock-based compensation plans using the fair value method and will result in additional accounting charges to us.

Risks Related to Ownership of Our Common Stock

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

Our quarterly revenue and operating results are difficult to predict due to a variety of factors, including the timing of purchases by our customers, the introduction of new products or services by them incorporating our map database and changes in our pricing policies or those of our competitors. These or other factors, many of which are beyond our control, may result in this unpredictability continuing in the future. This could cause our operating results in some quarters to vary from market expectations and lead to volatility in our stock price. We currently do not provide guidance to the marketplace with respect to our quarterly financial results. As such, analysts’ estimates may not reflect our own expectations as to our future financial performance.

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

We may require additional capital in the future, which may not be available to us. Sales of our equity securities to provide this capital may dilute your ownership in us.

We may need to raise additional funds through public or private debt or equity financings in order to:

•                                          take advantage of expansion opportunities;

•                                          acquire complementary businesses or technologies;

•                                          develop new services and products; or

•                                          respond to competitive pressures.

Any additional capital raised through the sale of our equity securities may dilute your percentage ownership interest in us. Historically, we have relied on significant debt and equity financing from Philips to operate our business. Philips is not under any obligation to provide financing to us in the future. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our growth strategy.

We do not intend to pay dividends for the foreseeable future.

Except for the special cash dividend that was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004, we have never declared or paid any cash dividends on our common stock. Payment of future cash dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, and any limitations on dividend payments included in any financing or other agreements that we may be party to at the time. Our existing credit facility currently restricts our ability to pay dividends. Consequently, investors cannot rely on dividend income and your opportunity to achieve a return on your investment in our common stock will likely depend entirely upon any future appreciation in the price of our stock. There is no guarantee that the price of our common stock will appreciate in the future or that the price at which you purchased your shares will be maintained.

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

Prior to April 22, 2003, we had not engaged in activities to hedge our foreign currency exposures. On that day, we entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation. The Swap was assigned to an unaffiliated third party in the third quarter of 2004.  The Swap was not designated for hedge accounting. Under the terms of the Swap, one of our European subsidiaries makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of June 26, 2005, the outstanding intercompany obligation (net of payments) was $84.1 million.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of June 26, 2005, a 10% decrease in the value of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap liability of $9.3 million, while a 10% increase in the value of the euro against the U.S. dollar would result in an increase in the fair value of our Swap liability of $9.3 million.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

See “Item 1.  Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004, which is hereby incorporated by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2005, the Company acquired Picture Map International Co., Ltd., a South Korean digital map company (“PMI”), through its wholly owned subsidiary, NAVTEQ B.V., pursuant to a Stock Purchase Agreement (the “Agreement”) dated the same date by and among NAVTEQ B.V., the Company, PMI and all of the shareholders of PMI (the “PMI Shareholders”).  Under the Agreement, NAVTEQ B.V. acquired all of the outstanding shares of PMI for an aggregate purchase price of $28,500,000 (the “Purchase Price”), subject to post-closing adjustments based on working capital and net indebtedness.  Each of the PMI Shareholders received the shareholder’s proportionate share of thirty percent of the Purchase Price in cash.  The PMI Shareholders also received cash through a payment agent in Korea for the remaining seventy percent of the Purchase Price, but the PMI Shareholders were then required to use this cash to purchase an aggregate of 545,069 shares of the Company’s common stock (the “NVT Stock”).  The number of shares of the Company’s common stock issued was based on a per share price of $36.60, the average price of the common stock as quoted on the New York Stock Exchange for the twenty consecutive trading days immediately prior to the closing date.  As soon as commercially practicable after August 6, 2005, the Company is obligated to file a registration statement with the SEC under the Securities Act of 1933, as amended (“Securities Act”), to register for resale the shares of NVT Stock held by the PMI Shareholders.

These securities were offered and sold by us in reliance upon exemption from the registration requirements provided by Regulation S of the Securities Act, as amended, relating to sales made outside of the United States and/or Section 4(2) of the Securities Act relating to sales not involving any public offering.

No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting the transfer of the securities without registration under the Securities Act or an applicable exemption from registration

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of the stockholders was held on May 11, 2005.  Richard J.A. de Lange, Christopher Galvin, Judson C. Green, Wilhelmus C.M. Groenhuysen, William Kimsey, Scott D. Miller and Dirk-Jan van Ommeren were elected as directors of the Company to serve until their successors are elected and qualified. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:

	For	Withheld
Richard J.A. de Lange	64,980,937	19,675,939
Christopher Galvin	84,003,988	652,888
Judson C. Green	83,875,187	781,689
Wilhelmus C.M. Groenhuysen	82,425,611	2,231,265
William Kimsey	82,463,340	2,193,536
Scott D. Miller	83,871,602	785,274
Dirk-Jan van Ommeren	83,875,454	781,422

There were no votes cast against, nor were there any abstentions or broker non-votes with respect to any nominee.

Item 6.  Exhibits

4.1                                 Form of Subscription and Registration Rights Agreement by and between NAVTEQ Corporation and the Shareholders of Picture Map International Co., Ltd. (*)

10.1                           Stock Purchase Agreement by and among NAVTEQ B.V., NAVTEQ Corporation, Picture Map International Co., Ltd. and All Shareholders of Picture Map International Co., Ltd. dated as of July 8, 2005. (*)

31.1                           Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2                           Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1                           Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2                           Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*  Incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 12, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 29, 2005

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil T. Smith
Neil T. Smith
Vice President and Corporate Controller (Principal Accounting Officer)