Form 10-Q
period 2005-09-25
NAVTEQ CORP
filed 2005-10-27
CIK 834208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of October 13, 2005 was 91,235,669.

References in this Quarterly Report on Form 10-Q to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “may,” “will,” “should” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those described in “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I

FINANCIAL INFORMATION

Item 1.           Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2004	September 25, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,101	39,956
Short-term marketable securities	45,650	60,935
Accounts receivable, net of allowance for doubtful accounts of $3,571 and $4,750 in 2004 and 2005, respectively	56,582	86,325
Deferred income taxes	50,696	55,244
Prepaid expenses and other current assets	8,348	15,196
Total current assets	191,377	257,656
Property and equipment, net	18,220	17,925
Capitalized software development costs, net	26,243	25,700
Long-term deferred income taxes, net	92,069	167,949
Long-term marketable securities	27,280	58,119
Acquired intangible assets, net	—	17,298
Goodwill	—	12,440
Deposits and other assets	9,519	13,040
Total assets	$364,708	570,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,962	13,396
Accrued payroll and related liabilities	28,054	27,985
Other accrued expenses	20,609	26,518
Deferred revenue	31,165	39,800
Total current liabilities	93,790	107,699
Fair value of foreign currency derivative	21,616	7,047
Long-term deferred revenue	13,342	3,785
Other long-term liabilities	3,142	4,199
Total liabilities	131,890	122,730
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 87,741 and 91,143 shares issued and outstanding in 2004 and 2005, respectively	88	91
Additional paid-in capital	741,448	809,848
Deferred compensation expense	(12,403)	(11,185)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(28,503)	(26,430)
Unrealized holding loss on available-for-sale marketable securities, net of tax	(98)	(377)
Total accumulated other comprehensive loss	(28,601)	(26,807)
Accumulated deficit	(467,714)	(324,550)
Total stockholders’ equity	232,818	447,397
Total liabilities and stockholders’ equity	$364,708	570,127

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 26, 2004	September 25, 2005	September 26, 2004	September 25, 2005

Net revenue	$97,793	123,005	$273,858	350,534

Operating costs and expenses:
Database creation and distribution costs	48,166	57,377	133,140	159,380
Selling, general and administrative expenses	27,528	35,205	77,840	98,458
Total operating costs and expenses	75,694	92,582	210,980	257,838

Operating income	22,099	30,423	62,878	92,696

Other income (expense):
Interest income	283	1,123	613	2,566
Interest expense	(2)	(6)	(10)	(16)
Foreign currency gain (loss)	(386)	96	(1,108)	86
Other income (expense)	(64)	(11)	(53)	4

Income before income taxes	21,930	31,625	62,320	95,336

Income tax expense (benefit)	8,334	(69,490)	23,682	(47,828)

Net income	$13,596	101,115	$38,638	143,164

Earnings per share of common stock:
Basic	$0.16	1.11	$0.45	1.60
Diluted	$0.15	1.07	$0.42	1.52

Weighted average shares of common stock outstanding:
Basic	87,669	90,701	86,114	89,700
Diluted	92,230	94,521	91,757	93,959

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 26, 2004	September 25, 2005
Cash flows from operating activities:
Net income	$38,638	143,164
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	19,557	(88,768)
Depreciation and amortization	4,595	6,278
Amortization of software development costs	6,503	9,491
Amortization of acquired intangible assets	—	756
Foreign currency (gain) loss	1,108	(86)
Provision for (recovery of) bad debts	(203)	1,826
Stock compensation expense	4,521	6,887
Tax benefit on non-qualified stock options	569	37,611
Noncash other	175	941
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,373)	(32,919)
Prepaid expenses and other current assets	(2,584)	(5,868)
Deposits and other assets	(8,635)	(1,783)
Accounts payable	(4,577)	(333)
Accrued payroll and related liabilities	(2,532)	1,470
Other accrued expenses	2,382	(2,893)
Deferred revenue	19,770	803
Other long-term liabilities	3,692	903
Net cash provided by operating activities	71,606	77,480
Cash flows from investing activities:
Acquisition of property and equipment	(9,268)	(5,086)
Capitalized software development costs	(9,101)	(8,948)
Purchases of marketable securities	(46,973)	(148,162)
Sales of marketable securities	—	101,042
Payments for acquisitions, net of cash acquired	—	(8,234)
Purchase of investments	—	(1,201)
Cash on deposit with affiliate, net	65,143	—
Net cash used in investing activities	(199)	(70,589)
Cash flows from financing activities:
Issuance of common stock	806	5,147
Dividends paid	(47,159)	—
Net cash provided by (used in) financing activities	(46,353)	5,147
Effect of exchange rate changes on cash	(2)	(2,183)
Net increase in cash and cash equivalents	25,052	9,855
Cash and cash equivalents at beginning of period	1,982	30,101
Cash and cash equivalents at end of period	$27,034	39,956
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10	16
Cash paid during the period for income taxes	$2,404	569
Non-cash transactions:
Value of common stock issued in connection with acquisition	$—	19,977

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

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday preceding the calendar quarter end.  The 2004 third quarter had 91 days and the 2005 third quarter had 91 days.  The 2004 year to date period had 270 days and the 2005 year to date period had 268 days.  The Company’s fiscal year end is December 31.

Certain 2004 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock-based awards to employees. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying stock exceeds the exercise price of the option. Prior to 2003, under the Company’s stock option plan, options were granted at exercise prices that were equal to the fair value of the underlying common stock on the date of grant.  Therefore, no stock-based compensation was recorded in the consolidated statements of operations. During 2003, the Company granted options at exercise prices below the fair value of the underlying common stock on the date of grant.  Accordingly, the Company recorded compensation expense related to these option grants of $164 and $179 for the quarters ended September 26, 2004 and September 25, 2005, respectively, and $561 and $571 for the nine months ended September 26, 2004 and September 25, 2005, respectively, in the condensed consolidated statements of income.  Prior to the completion of the Company’s initial public offering in August 2004, the fair value of the underlying common stock was determined by the Company’s Board of Directors based on an internally-prepared valuation analysis using comparable companies, comparable merger transactions and discounted cash flow methodologies.

During 2004 and 2005, the Company granted restricted stock units (RSUs) to certain directors and employees under the Company’s 2001 Stock Incentive Plan.  The RSUs are securities that require the Company to deliver one share of common stock to the holder for each vested unit.  Compensation expense is recognized ratably over the vesting periods of each tranche of the RSUs using a fair value equal to the fair market value of the Company’s common stock on the date of the grant.  The Company recognized $2,831 and $1,889 of compensation expense related to these restricted stock units during the quarters ended September 26, 2004 and September 25, 2005, respectively.  The Company recognized $3,960 and $6,316 of compensation expense related to these restricted stock units during the nine months ended September 26, 2004 and September 25, 2005, respectively.  The expense related to the RSUs is reported in Database Creation and Distribution Costs and Selling, General and Administrative Expenses.

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

	Quarter Ended		Nine Months Ended
	September 26, 2004	September 25, 2005	September 26, 2004	September 25, 2005

Net income, as reported	$13,596	101,115	$38,638	143,164
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,857	1,278	2,803	4,459
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,089)	(2,756)	(3,701)	(8,412)
Pro forma net income	$13,364	99,637	$37,740	139,211

Earnings per share of common stock:
Basic—as reported	$0.16	1.11	$0.45	1.60
Diluted—as reported	$0.15	1.07	$0.42	1.52
Basic—pro forma	$0.15	1.10	$0.44	1.55
Diluted—pro forma	$0.15	1.05	$0.41	1.48

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

(3) – Comprehensive Income

Comprehensive income for the quarters and the nine months ended September 26, 2004 and September 25, 2005 was as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2004	September 25, 2005	September 26, 2004	September 25, 2005

Net income	$13,596	101,115	$38,638	143,164
Foreign currency translation adjustment	(709)	82	2,252	2,073
Unrealized holding loss on available-for-sale marketable securities, net of tax	—	(160)	—	(279)
Comprehensive income	$12,887	101,037	$40,890	144,958

(4) – Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters and the nine months ended September 26, 2004 and September 25, 2005 was calculated as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2004	September 25, 2005	September 26, 2004	September 25, 2005
Numerator:
Net income	$13,596	101,115	$38,638	143,164

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	87,669	90,701	86,114	89,700
Effect of dilutive securities:
Employee stock options	4,398	3,484	4,086	3,903
Restricted stock units	163	336	60	356
Warrants	—	—	1,497	—
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	92,230	94,521	91,757	93,959

Earnings per share:
Basic	$0.16	1.11	$0.45	1.60
Diluted	$0.15	1.07	$0.42	1.52

Outstanding options to purchase 0 and 559 shares of common stock at September 26, 2004 and September 25, 2005, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(5) – Enterprise-wide Disclosures

The Company operates in one business segment and therefore does not report operating income, identifiable assets and/or other resources related to business segments. The Company derives its revenues primarily from database license fees. Revenues for geographic data of Europe, the United States/Canada and Korea are attributed to Europe (The Netherlands), North America (United States) and Asia Pacific (Korea) based on the entity that executed the related licensing agreement.  Revenues for geographic data for Central and South America are attributed to North America.  Revenues for geographic data for countries outside of Europe, the Americas and Korea are attributed to Europe, and are not material.

The following summarizes net revenue on a geographic basis for the quarters and the nine months ended September 26, 2004 and September 25, 2005:

	Quarter Ended		Nine Months Ended
	September 26, 2004	September 25, 2005	September 26, 2004	September 25, 2005
Net revenue:
Europe	$68,323	77,215	$189,450	231,216
North America	29,470	42,737	84,408	116,265
Asia Pacific	—	3,053	—	3,053
Total net revenue	$97,793	123,005	$273,858	350,534

The following summarizes long-lived assets on a geographic basis as of December 31, 2004 and September 25, 2005:

	December 31, 2004	September 25, 2005
Property and equipment, net:
Europe	$5,801	4,849
North America	12,367	12,229
Asia Pacific	52	847
Total property and equipment, net	$18,220	17,925

Capitalized software development costs, net:
Europe	$—	—
North America	26,243	25,700
Asia Pacific	—	—
Total capitalized software development costs, net	$26,243	25,700

Acquired intangible assets, net and goodwill:
Europe	$—	—
North America	—	—
Asia Pacific	—	29,738
Total acquired intangible assets, net	$—	29,738

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

Under the terms of the Swap, one of the Company’s European subsidiaries makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of September 25, 2005, the outstanding intercompany obligation was $70,931 and the fair value of the Swap was a liability of $7,047.

The intercompany loan bears interest at one-month U.S. LIBOR. The Swap also provides that this European subsidiary of the Company will pay interest due in euros on a monthly basis to the other party to the Swap in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings. A gain on the fair value of the Swap of $1,643 was recorded for the quarter ended September 25, 2005. This gain was offset by a foreign currency translation loss of $206 recognized as a result of the remeasurement of the outstanding intercompany obligation at September 25, 2005, and a foreign currency transaction loss of $1,436 recognized in earnings during the quarter ended September 25, 2005 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.  A gain on the fair value of the Swap of $12,501 was recorded for the nine months ended September 25, 2005. This gain was offset by a foreign currency translation loss of $10,410 recognized as a result of the remeasurement of the outstanding intercompany obligation at September 25, 2005, and a foreign currency transaction loss of $2,070 recognized in earnings during the nine months ended September 25, 2005 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(7) – Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer.  Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006.  As of September 25, 2005, $10,000 remained in the balance of short-term deferred revenue and $0 remained in the balance of long-term deferred revenue related to this agreement.  In addition, the customer will have an obligation to the Company of $20,000 payable on January 15, 2007 related to license fees in 2007 and 2008, which has not been reflected in the accompanying condensed consolidated balance sheets.

(8) – Income Taxes

During the third quarter of 2005, the Company recorded an income tax benefit of $83,270 related to the reversal of a valuation allowance for a portion of deferred tax assets.  The Company also recorded the reversal of tax benefits of $2,633 related to deferred compensation.   In addition, the Company reversed the valuation allowance on deferred tax assets associated with stock-based compensation, which resulted in an increase to additional paid-in capital of $34,552.

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

Prior to 2005, the Company had provided a valuation allowance for a portion of deferred tax assets due to the uncertainty of generating sufficient future taxable income that would allow for the realization of such deferred tax assets. During the third quarter of 2005, the Company made the determination that it is more likely than not that it would be able to realize the benefits of the deferred tax assets related to net operating loss carryforwards and deferred interest credits in the United States.  In reaching the determination, the Company considered both positive and negative evidence. Positive evidence included the Company’s strong recent revenue growth and operating performance, expectations regarding the generation of future taxable income, the length of available carryforward periods, the Company’s market position and the expected growth of the market. Negative evidence included the Company’s history of operating losses through 2001 and the likelihood of increased competition and loss of a significant customer. From that analysis, the Company determined that sufficient evidence existed to conclude that it was more likely than not that the benefits of certain of the deferred tax assets will be realized. Accordingly, the Company reversed the related valuation allowance.  As of September 26, 2005, the Company had a valuation allowance for deferred tax assets of $3,243 related to Canadian net operating loss carryforwards and research and experimental tax credits.

(9) – Business Combination

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

The Agreement contained customary representations, warranties and related indemnification provisions.  In addition, to secure the indemnification obligations of the PMI Shareholders, fifteen percent of the Purchase Price was deposited in escrow and $500 of the Purchase Price was deferred for payment until the second anniversary of the Closing Date.  On August 18, 2005, the Company filed a registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, to register for resale the shares of NVT Stock held by the PMI Shareholders.  The registration statement was declared effective on September 7, 2005.

In addition to the aforementioned consideration, the Company paid $598 in direct costs to acquire the shares of PMI to bring the total purchase price to $29,125.  As part of the purchase price allocation, the Company recorded $35,129 in assets and $6,004 in liabilities.  Included in the total assets were the following intangible assets with their values in thousands and their estimated useful lives:

Intangible Asset	Value	Estimated Useful Life
Database	$8,000	10 years
Customer List	5,600	7 years
Software	4,000	3 years

The acquired intangible assets will be amortized on a straight-line basis over those estimated useful lives.  In addition, the Company recorded $12,156 in goodwill at the acquisition date.  Pro forma results of the Company, assuming the acquisition occurred at the beginning of each period presented, would not be materially different from the results presented.

(10)       – Litigation

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company has violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that the Company has intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices. On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that the Company controls a predominant share of variously defined markets for digital map data and has entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that the Company, through its license under U.S. Patent No. 5,161,886, controls a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly has entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws. Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit. Based on a review of the amended complaint, the Company believes that the allegations are without merit. The Company, however, is continuing to evaluate this matter with counsel. The Company intends to take all necessary steps to vigorously defend itself against this action; however, because this matter is in a very early stage, the Company cannot predict its outcome or potential effect, if any, on its business, financial position or results of operations. A negative outcome could adversely affect our business, results of operations and financial condition. Even if the Company prevails in this matter, the Company may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on its reputation with its customers and face similar governmental and private actions based on these allegations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share amounts)

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified herein and in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

During 2004 and 2005, we granted restricted stock units (RSUs) to certain directors and employees under our 2001 Stock Incentive Plan.  The RSUs are securities that require us to deliver one share of common stock to the holder for each vested unit.  Compensation expense is recognized ratably over the vesting periods of each tranche of the RSUs using a fair value equal to the fair market value of our common stock on the date of the grant.  We recognized $2,831 and $1,889 of compensation expense related to these restricted stock units during the quarters ended September 26, 2004 and September 25, 2005, respectively.  We recognized $3,960 and $6,316 of compensation expense related to these restricted stock units during the nine months ended September 26, 2004 and September 25, 2005, respectively.

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

In addition, as of June 26, 2005, we had U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $200,993.  As of June 27, 2004, we had fully reserved for the tax benefits related to interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized.  At such time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) uncertainty about our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering.  We are now allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards.  As a result, we reevaluated, in the third quarter of 2004, whether it was more likely than not that the tax benefits associated with our net operating loss carryforwards together with our interest expense carryforwards would be realized.  Based on that evaluation, we determined the amount of net deferred tax assets that we believed it was more likely than not that we would realize.  Our estimate of the deferred tax assets that we expected were more likely than not to be realized did not require us to record an adjustment to the balance of the related valuation allowance prior to the third quarter of 2005.

During the third quarter of 2005, we recorded an income tax benefit of $83,270 related to the reversal of the valuation allowance on a portion of our deferred tax assets.  We also recorded the reversal of tax benefits of $2,633 related to deferred compensation.   In addition, we reversed the valuation allowance on deferred tax assets associated with stock-based compensation, which resulted in an increase to additional paid-in capital of $34,552.  We reassessed the realizability of the deferred tax assets and made the determination that it is more likely than not that we would be able to realize the benefits of the deferred tax assets related to net operating loss carryforwards and deferred interest credits in the United States.  In reaching the determination, we considered both positive and negative evidence. Positive evidence included our strong recent revenue growth and operating performance, expectations regarding the generation of future taxable income, the length of available carryforward periods, our market position and the expected growth of the market. Negative evidence included our history of operating losses through 2001 and the likelihood of increased competition and loss of a significant customer. From that analysis, we determined that sufficient evidence existed to conclude that it was more likely than not that the benefits of certain of the deferred tax assets will be realized. Accordingly, we reversed the related valuation allowance.  As of September 25, 2005, we had a valuation allowance for deferred tax assets of $3,243 related to Canadian net operating loss carryforwards and research and experimental tax credits.

During the fourth quarter of 2004, legislation in The Netherlands was enacted that reduces statutory corporate income tax rates from 34.5% to 30% over a four-year period starting in 2005.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of September 25, 2005, we had an accumulated deficit of $324,550.  We had historically financed our operations with borrowings from Philips and the sale of preferred stock to Philips.  Philips has no obligation to provide us with any additional financing in the future.

As of September 25, 2005, our balance of cash and cash equivalents and marketable securities was $159,010, compared to our cash and cash equivalents and marketable securities as of December 31, 2004 in the amount of $103,031, which represents an increase of $55,979.  In addition, we have generated positive cash flow from operations for the past fifteen quarters.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”  For the quarter ended September 25, 2005, we generated approximately 65% of our net revenue and incurred approximately 51% of our total expenses in foreign currencies.   Our European operations reported revenue of $77,215 for the quarter ended September 25, 2005, with every one cent change in the exchange rate of the euro against the dollar resulting in approximately a $630 change in our quarterly revenue and approximately a $280 change in our quarterly operating income.  For the nine months ended September 25, 2005, we generated approximately 67% of our net revenue and incurred approximately 50% of our total expenses in foreign currencies.   Our European operations reported revenue of $231,216 for the nine months ended September 25, 2005, approximately $5,683 (or approximately 2% of total revenue) of which was a result of an increase in the exchange rate of the euro against the dollar, as compared to the first nine months of 2004, with every one cent change in the exchange rate of the euro against the dollar resulting in approximately a $1,800 change in our first nine months revenue and approximately a $860 change in our first nine months operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue for the foreseeable future. Approximately 20% of our revenue for the quarter ended September 25, 2005 was from two customers, accounting for approximately 12% and 8%, respectively, of our revenue.  Approximately 23% of our revenue for the nine months ended September 25, 2005 was from two customers, accounting for approximately 15% and 8%, respectively, of our revenue.  Our top fifteen customers accounted for approximately 74% of our revenue for the quarter ended September 25, 2005.  Our top fifteen customers accounted for approximately 78% of our revenue for the nine months ended September 25, 2005.

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

Revenue Recognition

We derive a substantial majority of our revenue from licensing our database.  We provide our data to end-users through multiple distribution methods, primarily media or server-based.  For example, our customers produce copies of our data on various media, such as CD-ROMs, DVDs and other storage media.  Our customers then distribute those media to end-users directly and indirectly through retail establishments, automobile manufacturers and their dealers, and other redistributors.  The media may be sold by our customer separately from its products, bundled with its products or otherwise incorporated into its products.  We also produce copies of our data and distribute those copies to end-users both directly and indirectly through automobile manufacturers and their dealers.  In those cases where we produce and distribute copies to end-users, the copies are either compiled into our customers’ proprietary format for use with the customers’ products or are in our common database physical storage format.  Additionally, some of our customers store our data on servers and distribute information, such as map images, driving directions and route guidance, derived from our data over the Internet and through other communication networks.

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

For revenue distributed through the media-based method, license fees from usage (including license fees in excess of the nonrefundable minimum fees) are recognized in the period in which they are reported by the customer to us.  Prepaid licensing fees are recognized as revenue in the period in which the distributor or customer reports that it has shipped our database to its customer.  Revenue for direct sales is recognized when the database is shipped to the end-user.

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

Impairment of Long-lived Assets

As of December 31, 2004 and September 25, 2005, our long-lived assets primarily consisted of property and equipment, internal-use software, and acquired intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

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

As of June 27, 2004, we had fully reserved for the tax benefits related to interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized.  At that time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions.  During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering.  We were then allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards.  Consequently, we reevaluated, in the third quarter of 2004, whether it was more likely than not that the tax benefits associated with our net operating loss carryforwards and our interest expense carryforwards would be realized.  Our evaluation considered both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence was based on the extent to which it can be objectively verified in the same manner as described above for the evaluation completed in 2003.

Based on this evaluation, we determined the amount of net deferred tax assets that we believed was more likely than not that we will realize.  The amount that was determined did not require us to record an adjustment to the balance of the related valuation allowance.

During the third quarter of 2005, we reassessed the realizability of the deferred tax assets and made the determination that it is more likely than not that we would be able to realize the benefits of the deferred tax assets related to net operating loss carryforwards and deferred interest credits in the United States.  In reaching the determination, we considered both positive and negative evidence. Positive evidence included our strong recent revenue growth and operating performance, expectations regarding the generation of future taxable income, the length of available carryforward periods, our market position and the expected growth of the market. Negative evidence included our history of operating losses through 2001 and the likelihood of increased competition and loss of a significant customer. From that analysis, we determined that sufficient evidence existed to conclude that it was more likely than not that the benefits of certain of the deferred tax assets will be realized. Accordingly, we reversed the related valuation allowance and recorded a income tax benefit of $83,270.  In addition, we reversed the valuation allowance on deferred tax assets associated with stock-based compensation, which resulted in an increase to additional paid-in capital of $34,552.

As of September 25, 2005, we had a valuation allowance for deferred tax assets of $3,243 related to Canadian net operating loss carryforwards, and research and experimental tax credits.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could impact our financial position and net income, may be required.

Results of Operations

Comparison of Quarters and Nine Months Ended September 26, 2004 and September 25, 2005

Operating Income, Net Income and Earnings Per Share of Common Stock. Our operating income increased from $22,099 during the third quarter of 2004 to $30,423 in the third quarter of 2005, due primarily to our revenue growth in 2005.  This revenue growth was partially offset by higher operating expenses. Our net income increased from $13,596 in the third quarter of 2004 to $101,115 in the third quarter of 2005 due to the higher operating income, the reduction of our effective income tax rate, and an income tax benefit recorded primarily related to the reversal of the valuation allowance on a portion of our deferred tax assets.  Basic earnings per share of common stock were $0.16 and $1.11 for the third quarters of 2004 and 2005, respectively.  Diluted earnings per share of common stock were $0.15 and $1.07 for the third quarters of 2004 and 2005, respectively.

Our operating income increased from $62,878 during the first nine months of 2004 to $92,696 in the first nine months of 2005, due primarily to our revenue growth in 2005.  This revenue growth was partially offset by higher operating expenses. Our net income increased from $38,638 in the first nine months of 2004 to $143,164 in the first nine months of 2005 due to the higher operating income, the reduction of our effective income tax rate, and an income tax benefit recorded primarily related to the reversal of the valuation allowance on a portion of our deferred tax assets.  Basic earnings per share of common stock were $0.45 and $1.60 for the first nine months of 2004 and 2005, respectively.  Diluted earnings per share of common stock were $0.42 and $1.52 for the first nine months of 2004 and 2005, respectively.

The following tables highlight changes in selected financial statement line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table. In addition, the percentage change for income tax expense (benefit) as compared to the prior year is not specified below. We believe that these percentages are not meaningful since the changes are unusually large due to non-recurring items affecting each item as more fully described in the narrative section for each.

	Quarter Ended
	September 26, 2004	September 25, 2005	Change	% Change
Net revenue	$97,793	123,005	25,212	25.8%
Database creation and distribution costs	48,166	57,377	9,211	19.1%
Selling, general and administrative expenses	27,528	35,205	7,677	27.9%
Income tax expense (benefit)	8,334	(69,490)	(77,824)

	Nine Months Ended
	September 26, 2004	September 25, 2005	Change	% Change
Net revenue	$273,858	350,534	76,676	28.0%
Database creation and distribution costs	133,140	159,380	26,240	19.7%
Selling, general and administrative expenses	77,840	98,458	20,618	26.5%
Income tax expense (benefit)	23,682	(47,828)	(71,510)

Net Revenue. The increase in net revenue was due to a significant increase in database licensing, resulting primarily from increased unit sales to customers. Growth occurred in all geographic regions during the third quarter and first nine months of 2005. European revenue increased 13.0% from $68,323 in the third quarter of 2004 to $77,215 in the third quarter of 2005, and increased 22.0% from $189,450 in the first nine months of 2004 to $231,216 in the first nine months of 2005.  North American revenue increased 45.0% from $29,470 in the third quarter of 2004 to $42,737 in the third quarter of 2005, and increased 37.7% from $84,408 in the first nine months of 2004 to $116,265 in the first nine months of 2005.  European and North American revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors, automobile manufacturers and mobile device manufacturers. Differences in foreign currency translation increased revenue within the European operations by approximately $5,683 due to the strengthening of the euro during the first nine months of 2005 as compared to the comparable period in 2004. Excluding the effect of foreign currency translation, European revenue would have grown 19.0% for the first nine months of 2005.  Approximately 27% of our revenue in the third quarter of 2004 came from two customers (accounting for approximately 18% and 9% of net revenue, respectively), while approximately 20% of our revenue for the third quarter of 2005 came from two customers (accounting for approximately 12% and 8% of net revenue, respectively).  Approximately 28% of our revenue in the first nine months of 2004 came from two customers (accounting for approximately 18% and 10% of net revenue, respectively), while approximately 23% of our revenue for the first nine months of 2005 came from two customers (accounting for approximately 15% and 8% of net revenue, respectively).

Database Creation and Distribution Costs. The increase in database creation and distribution costs was due primarily to increased production costs associated with the higher sales where we provided distribution services, an increased investment in our database due to geographic expansion and quality improvements and additional costs incurred by our Korean subsidiary, which was acquired during the third quarter of 2005. Included in database creation and distribution costs during the first nine months of 2005 was approximately $700 of costs related to our obligation to match social taxes on employee stock option exercises.  In addition, there was an unfavorable foreign currency translation effect within European operations of approximately $1,952 due to the strengthening euro for the first nine months of 2005. Reducing these expenses was the capitalization of $3,404 and $2,820 of development costs for internal-use software in the third quarters of 2004 and 2005, respectively, and the capitalization of $9,101 and $8,948 of development costs for internal-use software in the first nine months of 2004 and 2005, respectively.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings and expenses related to improving our infrastructure to support future growth.  Included in selling, general and administrative costs during the first nine months of 2005 was approximately $2,000 of costs related to our obligation to match social taxes on employee stock option exercises.  Stock-based compensation expense of $1,827 and $6,268 was recorded in selling, general and administrative expense in the third quarter and the first nine months of 2005, respectively, compared to $2,565 and $3,694 in the third quarter and the first nine months of 2004, respectively.  During the first nine months of 2004, we incurred expenses of $1,013 related to our initial public offering.  An unfavorable foreign currency translation effect due to the strengthening euro of approximately $697 for the first nine months of 2005 as compared to the comparable period in 2004 also contributed to the increased expenses within European operations.

Income Tax Expense.  The decrease in income tax expense is primarily due to the income tax benefit of $83,270 recorded in the third quarter of 2005, as a result of the reversal of the valuation allowance on a portion of our deferred tax asset.  We also recorded the reversal of tax benefits of $2,633 related to deferred compensation.  Excluding the effects of the net income tax benefit recorded in the third quarter of 2005, the effective tax rate in the third quarter and the first nine months of 2005 was 35.25% as compared to 38.0% in the third quarter and first nine months of 2004.  The decrease in the effective tax rate was primarily due to legislation in The Netherlands enacted during the fourth quarter of 2004 that reduces statutory corporate income tax rates from 34.5% to 30% over a four-year period starting in 2005.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of September 25, 2005, cash and cash equivalents and marketable securities totaled $159,010.

On November 9, 2004, we obtained, through our operating subsidiary for North America, a revolving line of credit that is scheduled to mature on December 1, 2005.  Pursuant to the terms of the line of credit, we may borrow up to $25,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average-daily-unused commitment.  We have guaranteed our operating subsidiary’s obligations under this facility.  As of September 25, 2005, we had no borrowings against this line of credit.

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

Cash and cash equivalents increased by $9,855 during the nine months ended September 25, 2005.  The changes in cash and cash equivalents are as follows for the nine months ended:

	September 26, 2004	September 25, 2005
Cash provided by operating activities	$71,606	77,480
Cash used in investing activities	(199)	(70,589)
Cash provided by (used in) financing activities	(46,353)	5,147
Effect of exchange rates on cash	(2)	(2,183)
Increase in cash and cash equivalents	$25,052	9,855

Operating Activities

In the first nine months of both 2004 and 2005, we generated positive cash flow from operations. In both periods, cash flow from operations was driven by improved operating results, which in turn was driven by increased demand for our products.  Our accounts receivable balance increased $11,373 and $32,919 in the first nine months of 2004 and 2005, respectively, due to revenue growth and the timing of billing toward the end of each respective period.  During the first nine months of 2004, deferred revenue increased $19,770 due to the advance payment of $30,000 by one of our customers.  Deposits and other assets increased $8,635 in the first nine months of 2004 due to payments for third party content for our database.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, investments in marketable securities and capital expenditures. We experienced temporary excess funds that were provided from operations in the first nine months of 2005. We invested those excess funds in cash equivalents and marketable securities.   During the first nine months of 2005 and 2004, we invested $47,120 and $46,973, respectively, in marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $9,101 and $8,948 for the first nine months of 2004 and 2005, respectively.  We expect the capitalized costs related to software developed for internal use to be approximately $11,000 to $12,000 for the full year of 2005.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $9,268 and $5,086 during the first nine months of 2004 and 2005, respectively. We expect total capital expenditures to be approximately $8,000 to $10,000 for the full year of 2005.

On July 8, 2005, we acquired Picture Map International Co., Ltd., a South Korean digital map company (“PMI”), through our wholly owned subsidiary, NAVTEQ B.V., pursuant to a Stock Purchase Agreement (the “Agreement”) dated the same date by and among us, NAVTEQ B.V.,  PMI and all of the shareholders of PMI (the “PMI Shareholders”).  Under the Agreement, NAVTEQ B.V. acquired all of the outstanding shares of PMI.  We paid cash consideration to the PMI shareholders and direct costs related to the acquisition of $8,234, net of cash acquired, and issued 545 shares of our common stock.

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

Prior to April 22, 2003, we had not engaged in activities to hedge our foreign currency exposures. On that day, we entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation. The Swap was assigned to an unaffiliated third party in the third quarter of 2004.   The Swap was not designated for hedge accounting. Under the terms of the Swap, one of our European subsidiaries makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of September 25, 2005, the outstanding intercompany obligation (net of payments) was $70.9 million.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of September 25, 2005, a 10% decrease in the value of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap liability of $7.8 million, while a 10% increase in the value of the euro against the U.S. dollar would result in an increase in the fair value of our Swap liability of $7.8 million.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10 to our Condensed Consolidated Financial Statements in Part I – Item 1, which is hereby incorporated by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2005, we acquired Picture Map International Co., Ltd., a South Korean digital map company (“PMI”), through our wholly owned subsidiary, NAVTEQ B.V., pursuant to a Stock Purchase Agreement (the “Agreement”) dated the same date by and among us, NAVTEQ B.V., PMI and all of the shareholders of PMI (the “PMI Shareholders”).  Under the Agreement, NAVTEQ B.V. acquired all of the outstanding shares of PMI for an aggregate purchase price of $28,500,000 (the “Purchase Price”), subject to post-closing adjustments based on working capital and net indebtedness.  Each of the PMI Shareholders received the shareholder’s proportionate share of thirty percent of the Purchase Price in cash.  The PMI Shareholders also received cash through a payment agent in Korea for the remaining seventy percent of the Purchase Price, but the PMI Shareholders were then required to use this cash to purchase an aggregate of 545,069 shares of our common stock (the “NVT Stock”).  The number of shares of our common stock issued was based on a per share price of $36.60, the average price of the common stock as quoted on the New York Stock Exchange for the twenty consecutive trading days immediately prior to the closing date.  On August 18, 2005, we filed a registration statement on Form S-3, with the SEC under the Securities Act of 1933, as amended (“Securities Act”), to register for resale the shares of NVT Stock held by the PMI Shareholders.  The registration statement was declared effective on September 7, 2005.

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

Item 6.           Exhibits

10.1	Addendum to BMW Group International terms and conditions for the purchase of production materials and automotive components by and between BMW of North America (Buyer) and NAVTEQ (Seller). (*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*  Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 26, 2005

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil T. Smith
Neil T. Smith
Vice President and Corporate Controller (Principal Accounting Officer)