Form 10-K
period 2005-12-31
NAVTEQ CORP
filed 2006-03-09
CIK 834208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-21323

NAVTEQ CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0170321
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

222 Merchandise Mart
Suite 900
Chicago, Illinois 60654	(312) 894-7000
(Address of Principal Executive	(Registrant’s Telephone Number,
Offices, including Zip Code)	Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class to be so Registered	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 26, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold, equaled approximately $3,370,109,834.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 1, 2006 was 92,200,762.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2006 Annual Meeting of Stockholders, to be held on May 9, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the terminology used—for example, words and phrases such as “may,” “should,” “expect,” “anticipate,” “plan,” “believe,” “estimate,” “predict” and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in this annual report under “Item 1A. Risk Factors”. Readers should carefully review this annual report in its entirety, including, but not limited to, the financial statements and notes thereto. NAVTEQ undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. You should rely only on the information contained in this document. We have not authorized anyone to provide you with information that is different. The information contained herein may only be accurate as of the date of this document.

References in this annual report to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

Item 1.  Business.

Our Company

We are a leading provider of comprehensive digital map information for automotive navigation systems, mobile navigation devices and Internet-based mapping applications. Our map database enables providers of these products and services to offer dynamic navigation, route planning, location-based services and other geographic information-based products and services to consumer and commercial users. We believe that our database is the most used source of digital map information for automotive and Internet-based navigation products and services in Europe and North America, and that we are a leading provider of such information for use in mobile devices.

By developing software applications that interface with our map database, our customers offer a broad range of navigation- and geographic-based products and services to consumers and businesses. Our database enables these providers to offer:

•      Dynamic Navigation.    Our map database enables real-time, detailed turn-by-turn route guidance through vehicle navigation systems, as well as through GPS-enabled handheld navigation devices, and other mobile devices. Customers that use our map database to provide dynamic navigation applications include vehicle navigation systems manufacturers, such as Harman Becker, Alpine and Siemens, and mobile navigation device manufacturers, such as Garmin, Dell and Thales. Every major automobile manufacturer that currently offers a navigation system in North America or Europe uses our database in one or more of its models.  Since 1999, over 10 million vehicles have been equipped with navigation systems that use our database. From 2001 to 2005, the number of units of our database incorporated by our customers into mobile devices has increased an average of over 200% annually.

•      Route Planning.    Our database enables driving directions, route optimization and map display through services provided by Internet portals and through computer software for personal and commercial use. Customers that use our map database to provide route planning applications include leading Internet portals and websites, such as AOL/MapQuest, Microsoft/MSN and Yahoo!, software developers, such as Microsoft and Rand McNally, and leading parcel and overnight delivery service companies.   In 2005, there were more than 18 billion route planning transactions derived from our database in North America on the leading Internet portals and websites.

•      Location-Based Services.    Our database enables location-specific information services, providing geographic information about people and places that is tailored to the immediate proximity of the specific user. Current applications using our map database include points of interest locators, mobile directory assistance services, emergency response systems, and vehicle-based telematics services. Customers that use our map database to provide location-based products and services include directory assistance providers, police and emergency care providers and wireless carriers.

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

Our map database is a highly accurate and detailed digital representation of road transportation networks in Europe, the United States, Canada and other regions. Our database offers extensive geographic coverage, including data at various levels of detail for 53 countries on five continents, covering over 10 million miles of roadway.  In Europe, our database covers virtually all main arterial roads within Western Europe’s major highways network and has detailed coverage for numerous cities throughout Europe.  We currently provide coverage relating to approximately 6.1 million miles of roadway in North America, which includes detailed coverage in areas in which a majority of the population live and work. Our most detailed coverage includes extensive road, route and related travel information, including attributes collected by road segment that are essential for routing and navigation, such as road classifications, details regarding ramps, road barriers, sign information, street names and addresses and traffic rules and regulations. In addition, our database currently includes over 14 million points of interest, such as airports, hotels, restaurants, retailers, civic offices and cultural sites.

We use a multi-step process to create, maintain and deliver a high-quality database. The process involves utilization of proprietary software and technologies combined with our dedicated field force of over 500 employees around the world.  Due to the complexity of our database building process and the depth and breadth of the information it contains, we believe it would take substantial time and resources for a new market entrant to build a digital map database with a comparable level of detail and accuracy.

Acquisition

On July 8, 2005, we acquired Picture Map International Co., Ltd., a South Korean digital map company (“PMI”), through our wholly owned subsidiary, NAVTEQ B.V., pursuant to a stock purchase agreement dated the same date by and among us, NAVTEQ B.V., PMI and all of the shareholders of PMI (the “PMI Shareholders”).  Under the agreement, NAVTEQ B.V. acquired all of the outstanding shares of PMI for an aggregate purchase price of $28.5 million, subject to post-closing adjustments based on working capital and net indebtedness (the “Purchase Price”).  Each of the PMI Shareholders received the shareholder’s proportionate share of thirty percent of the purchase price in cash.  The PMI Shareholders also received cash through a payment agent in Korea for the remaining seventy percent of the Purchase Price, but the PMI Shareholders were then required to use this cash to purchase an aggregate of 545,069 shares of the Company’s common stock (the “NVT Stock”).  The number of shares of the Company’s common stock issued was based on a per share price of $36.60, the average price of the common stock as quoted on the New York Stock Exchange for the twenty consecutive trading days immediately prior to the closing date.

The agreement contained customary representations, warranties and related indemnification provisions.  In addition, to secure the indemnification obligations of the PMI Shareholders, fifteen percent of the Purchase Price was deposited in escrow and $500,000 of the Purchase Price was deferred for payment until the second anniversary of the closing date.  On August 18, 2005, the Company filed a registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, to register for resale the shares of NVT Stock held by the PMI Shareholders.  The registration statement was declared effective on September 7, 2005.

We originally incorporated in the State of California in August 1985 as Karlin & Collins, Inc., and reincorporated in the State of Delaware in September 1987 as Navigation Technologies Corporation. In February 2004, we changed our name to NAVTEQ Corporation.  Our principal executive offices are located at 222 Merchandise Mart, Suite 900, Chicago, Illinois 60654, and our telephone number at that address is (312) 894-7000. We maintain a web site at www.navteq.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are available on our web site free of charge as soon as reasonably practicable after we file such reports with the SEC.  Information contained on, or that may be accessed through, our web site is not part of this annual report.

As of March 31, 2005, Philips Consumer Electronic Services B.V., an indirect wholly-owned subsidiary of Koninklijke Philips Electronics N.V. (“Philips”), owned 33,101,305 shares of common stock, or approximately 36.9% of the total issued and outstanding common stock at such time.  Philips sold these shares in a secondary public offering that was consummated on May 10, 2005.

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

Currently, we provide our digital map database and related services in several areas, as described below.

Vehicle Navigation

The vehicle navigation industry, consisting primarily of automobile manufacturers and their navigation systems suppliers, is currently our primary channel. The automotive industry led the early adoption of GPS-enabled navigation technologies and is currently the largest consumer of highly detailed digital map databases such as ours. However, we believe that mobile devices will use the largest number of highly-detailed digital map databases in the near future.  In 2005, more than 70% of our revenue was generated from sales of our map database for use in self-contained navigation hardware and software systems installed in vehicles.   Although we expect our revenue generated from sales to the vehicle navigation industry will continue to grow, we expect that these sales as a percentage of our total revenue will decline over time, primarily due to anticipated higher growth rates in the use of our database in GPS-enabled mobile devices. Our sales in the vehicle navigation industry are primarily in Western Europe and North America.

A number of factors are expected to continue to drive growth in the penetration of navigation systems in Europe and North America. Technological advancements and manufacturing economies from higher production volumes are expected to lead to a continual decrease in the average price of vehicle navigation systems. Additionally, as competition among automobile manufacturers intensifies, they will increasingly look for ways to differentiate their product offerings. As a result, we expect automobile manufacturers in North America to expand beyond offering navigation systems primarily in the luxury and sport utility vehicle classes to other vehicle classes.

Mobile Devices

A variety of mobile devices have been introduced in recent years that are GPS-enabled and capable of supporting dynamic navigation and location-based services applications. These include mobile phones (including smartphones), personal digital assistants (PDAs) and personal navigation devices (PNDs).  Demand for navigation and location-based products and services is growing as consumers become more familiar with and depend upon real-time electronically delivered information.  In addition, in the United States, the Federal Communications Commission currently has mandated that by December 31, 2005, all wireless carriers must ensure that 95% of the handsets in a carrier’s total subscriber base are location-capable. This mandate is commonly referred to as E911. There is also an initiative called E112 in Europe which encourages wireless carriers to offer location-capable services. We believe that the confluence of nascent market demand for location-based services, government regulation and the desire of wireless service providers to increase their average revenue per user will continue to drive the development of location-based applications and result in accelerated growth in this area in the future.

Internet-based Mapping Applications

Leading websites and portals, such as AOL/MapQuest, Microsoft/MSN and Yahoo!, derive a substantial amount of traffic from consumers seeking route planning services such as static digital maps and point-to-point driving directions. Many of the leading websites and portals offering route planning services use our database to provide these services. The revenue we receive from these websites/portals does not represent a substantial portion of our business; however, we view this business to be an important driver of consumer awareness of digital route planning services and increased comfort levels with the more advanced dynamic navigation offerings in the vehicle and mobile device industries. In 2005, there were more than 18 billion route planning transactions derived from our database in North America on the leading Internet portals and websites.

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

Competitive Strengths

We believe that we enjoy a number of important competitive strengths that drive our success and differentiate us in the various industries we serve, including:

•      Market Leadership.    We are the leader in providing digital map information to automobile manufacturers and automotive navigation systems manufacturers in Europe and North America. Every major automobile manufacturer that currently offers a navigation system in Europe and North America uses our database in one or more of their models. Since 1999, over 10 million vehicles have been equipped with navigation systems using our database.  We believe that we are the leading provider to Internet sites providing route planning services in North America. We also believe that our experience and reputation in serving these markets enhances our ability to penetrate other industries utilizing highly accurate digital map data, such as the emerging location-enabled mobile device market.

•      Extensive Global Coverage.    An important consideration to automobile manufacturers, navigation systems suppliers and Internet portals is the ability to provide a comprehensive global product offering. We offer extensive geographic coverage, including 53 countries on five continents covering over 10 million miles of roadway.

•      Detail and Richness of Our Database.    We offer a highly-detailed database, enabling real-time, turn-by-turn route guidance to specific addresses, points of interest and other locations. Unlike basic road maps, our map database currently can have over 160 unique attributes for a particular road segment, including details regarding ramps, road barriers, sign information, street names and addresses and traffic rules and regulations. Our database also includes information on an array of points of interest, such as airports, hotels, restaurants, retailers, civic offices and cultural sites. We believe that the inclusion of detailed navigation-related information as well as points of interest make our product more useful and relevant to users, enhancing the overall navigation experience. We continue to expand the detail and breadth of coverage of the database through direct collection and third party sources.

•      Integrated Data Collection Process.    We have a data collection process that combines proprietary technology with a global field force of over 500 trained technicians, enabling us to effectively collect, update and verify detailed road network data. We also believe that our data collection process provides superior quality and accuracy, as our field force experiences the roadway in the same manner as end-users, and that this quality and accuracy provides us with a distinct competitive advantage over comparable databases that are aggregated solely from third party sources.

•      Strong Business Relationships.    We have long-standing, collaborative relationships with manufacturers of automobiles, vehicle navigation systems and mobile devices. We are a direct supplier to a number of the major automobile manufacturers, including BMW, DaimlerChrysler, Fiat, Ford, General Motors, Porsche, PSA Peugeot Citroën, Renault and Volkswagen.  We also supply some of these automobile manufacturers and others, such as Honda and Toyota, indirectly through relationships with the major navigation systems manufacturers, including AISIN AW, Alpine, Harman Becker, Siemens and Mitsubishi. In addition, we have established relationships with a number of GPS-enabled mobile device manufacturers, such as Garmin, Dell and Thales.  We work closely with these manufacturers at various points in the product life cycle to facilitate their use of our database.   We strive to collaborate with our customers in their engineering, marketing, information technology and sales functions and in any other areas within their organizations that are integral to their use of our map database.  We believe this approach improves the product offerings of our customers.

•      Consistent Global Specification.    Our maintenance of common data standards and a uniform digital mapping approach worldwide enables us to deliver highly accurate, timely and consistent data to our customers. Maintaining a consistent global specification not only enables us to rapidly enhance maps and add attributes in new or existing coverage areas, but also allows us to meet our customers’ objectives of uniform quality and format on a global basis.  This minimizes their costs and time required to process our data and incorporate it into their products and services. To the extent we acquire digital map databases, we intend to migrate the acquired databases to our global specification.

Our Database

Our principal product is a map database that is a digital representation of road transportation networks in Europe, North America and other regions. Our database is constructed to provide the high level of accuracy and detail necessary to support a variety of applications providing dynamic navigation, route planning, location-based services and other geographic information-based products and services. We believe our digital map has the most extensive navigable geographic coverage of any commercially available today, currently including coverage at various levels of detail for 53 countries on five continents, covering over 10 million miles of roadway.

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

In the United States and Canada, our database covers close to 100% of both the population and the public road network. Detailed coverage is complete for cities and their respective surrounding areas, covering in the aggregate approximately 69% of the total combined population of North America.  In Western Europe and Eastern Europe, our database covers approximately 100% and 17%, respectively, of the population of the countries listed below under Europe.

We currently offer coverage in the following countries:

North America
	•	United States (including Puerto Rico and Virgin Islands)	•	Canada	•	Mexico

Europe
	•	Andorra	•	Hungary	•	Romania
	•	Austria	•	Ireland	•	Russia
	•	Belgium	•	Italy	•	San Marino
	•	Bulgaria	•	Latvia	•	Scotland
	•	Croatia	•	Liechtenstein	•	Slovak Republic
	•	Czech Republic	•	Lithuania	•	Slovenia
	•	Denmark	•	Luxembourg	•	Spain
	•	England (including Crown Territories, Isle of Man, Channel Islands and Gibraltar)	•	Monaco	•	Sweden
	•	Estonia	•	The Netherlands	•	Switzerland
	•	Finland	•	Northern Ireland	•	Vatican City
	•	France	•	Norway	•	Wales
	•	Germany	•	Poland
	•	Greece	•	Portugal

Rest of World
	•	Bahrain	•	Oman	•	South Korea
	•	Brazil	•	Qatar	•	Taiwan
	•	China (Hong Kong only)*	•	Saudi Arabia	•	United Arab Emirates
	•	Kuwait	•	Singapore
	•	Malaysia	•	South Africa

*We also offer data for mainland China indirectly through our Chinese joint venture, NAV2.

Creating, maintaining and delivering a comprehensive, high quality map database is a multi-step, labor-intensive process. We currently employ over 190 geographers in our centralized production facility and a global workforce of over 500 field analysts in 27 countries, all working with a consistent build methodology and using one global specification.

The major steps in building our digital map database include:

•      Source Acquisition.    When building a map of a new area, it is generally more efficient and productive for us to start with a base map with basic road network information. Under the leadership of our field operations, we evaluate national, regional and local sources of private and publicly available information to obtain base road information and other points of interest, such as airports, hotels, restaurants, retailers, civic offices and cultural sites.

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

Once initial development for an area is complete we continually update our database to reflect changes to the roadway network, points of interest, and new content, and we release these updates to our customers on a periodic basis throughout the year. The major steps in maintaining and updating our digital map database include:

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

Distribution services include the manufacturing and shipping of storage media to automobile manufacturers and dealers or directly to end-users as well as a complete range of services, including inventory management, order processing, on-line credit card processing, multi-currency processing, localized VAT handling and consumer call center support. We handle more than 1.5 million pieces of storage media annually (both CDs and DVDs) and some component of our distribution services are currently used by more than 20 car brands.

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

Technology

Technology development is an integral part of our continued growth and success. Our technology team consists of approximately 250 employees, focusing on initiatives to better serve our customers’ needs as well as to improve our efficiency internally. We also outsource some of our software development and data production functions to third parties located in foreign countries. This enables us to complete projects that are non-recurring, require varying or significant additional headcount or demand quick turnaround in a cost effective and timely manner.

Our customers’ evolving uses and requirements for our map database drive our technology developments and innovations in data gathering, processing, delivery and deployment. Our technology effort will continue to focus on tools and services that enable us to efficiently create, manage and distribute the map database. We expect to continue to develop proprietary technology where appropriate and to purchase or license technology where cost-effective. In addition, we are currently migrating to an enhanced database platform that will enable us to support electronic, incremental delivery of map data and reduce latency between data collection, database updates and distribution of information. The new system will also enable us to provide on-demand delivery of map database updates to our customers in the future.

We believe that a significant factor in the successful creation and updating of our database is our proprietary software environment. We employ an integrated, centralized approach to our database, software support and operations environments. We devote significant resources and expertise to the development of a customized data management software system. We also have built our workstation software to enable sophisticated database creation and the performance of updating tasks in a well-controlled and efficient environment. A particular capability that we have developed in this area is the ability to access the common database from any of our more than 130 satellite offices and the ability to edit portions of the data concurrently among several users. Our proprietary software enables our field force to gather data on a real-time basis on portable computers in field vehicles. Once the data has been gathered and stored on portable computers, our field force performs further data processing at our field offices before integrating the changes into the common database.

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

Customers

We provide our database to automobile manufacturers and dealers, navigation systems manufacturers, software developers, Internet portals, parcel and overnight delivery services companies and governmental and quasi-governmental entities, among others. Our customers include developers and marketers of vehicle and mobile navigation systems and devices, providers of route planning and map display applications, providers of location-based products and services and providers of other geographic information-based products and services. We have entered into written agreements of various types, principally license agreements, with each of our customers. The majority of these agreements, however, are not requirements contracts.

The following table presents a representative sample of our customers and their respective map-based applications.

Industry Type	Map-Based Applications		Representative Customers

Vehicle Navigation	•	Dynamic navigation	•	BMW, Daimler-Chrysler, VW-Audi, PSA
	•	Telematics services		Peugeot Citroën, Ford, General Motors
	•	Real-time traffic data		(Automotive)
			•	Harman Becker, AISIN AW, Alpine, Siemens,
Denso
(Navigation systems manufacturers)
			•	OnStar, ATX (Telematic)
			•	XM Satellite Radio, Sirius Satellite Radio

Mobile Devices	•	Map display	•	Garmin, Dell,
	•	Driving directions		Thales, T-Info,
	•	Dynamic navigation		Telcontar, PTV, Tel-Map

Internet-Based Mapping	•	Map display	•	AOL/MapQuest,
	•	Driving directions		Microsoft/MSN, Yahoo!
(Internet portals)
			•	Microsoft, Rand McNally
(PC Software)

Other	•	Asset tracking/fleet management	•	Leading parcel and overnight delivery service
(Commercial Logistics,	•	Route optimization		companies, PTV, ESRI
Geographic Information	•	Geographic information		Federal, state, local and quasi-
Analysis, etc.)	•	Emergency response		government agencies
	•	Traffic management

During the fiscal years ended December 31, 2003, 2004 and 2005, BMW AG (including its affiliates) represented approximately 18%, 16% and 13% of revenue, respectively.  We sell copies of our database and map disks to BMW in North America and Europe pursuant to BMW’s standard purchasing terms and conditions, modified in specific instances by separate agreements with BMW. BMW is not obligated to make any minimum purchases under these arrangements. We have also entered into an agreement with BMW to develop a database for South Africa and to sell copies of this database and map disks to BMW.

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

Certain of the license agreements allow our customers to require or request us to produce copies of the database on their behalf and to deliver those copies to the customer or to another distributor for redistribution to consumer end-

users.  Similarly, we produce and deliver database copies to automobile manufacturers pursuant to purchase orders or other agreements, and the automobile manufacturers and their dealers redistribute the copies to automobile purchasers. If a customer elects for us to provide these database copies, or if we agree to provide these copies to an automobile manufacturer, then this customer, automobile manufacturer or another party is obligated to pay us a fee for each copy that we produce and deliver which includes a per-copy license fee and a service fee for packaging and distribution.

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

•      value-added services;

•      content;

•      the price to customers for the use of the database; and

•      the availability of software and hardware products that are compatible with the database (or available or used in products/services that use this map information).

We currently have several major competitors, including Tele Atlas and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use.  Governmental and quasi-governmental agencies are also making more map data information available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database.

In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressure. Increased competition from our current competitors or new market entrants (which may include our customers), actions taken by our customers to diversify their sources of supply and increase pricing pressure, the acquisition of Geographic Data Technology, Inc. (GDT) by Tele Atlas in July 2004 as well as other competitive pressures, may result in price reductions, reduced profit margins or loss of market share by us.

Intellectual Property

Our success and ability to compete are dependent, in part, upon our ability to establish and adequately protect our intellectual property rights. In this regard, we rely primarily on a combination of copyright laws (including, in Europe, database protection laws), trade secrets and patents to establish and protect our intellectual property rights in our database, software and related technology. We hold a total of more than 155 U.S. patents, which cover a variety of technologies, including technologies relating to the collection and distribution of geographical and other data, data organization and format, and database evaluation and analysis tools. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business. We also protect our database, software and related technology, in part, through the terms of our license agreements and by confidentiality agreements with our employees, consultants, customers and others. We also claim rights in our trademarks and service marks. Certain of our marks are registered in the United States, Europe and elsewhere and we have filed applications to register certain other marks in these jurisdictions. We have licensed others to use certain of our marks in connection with our database and software and expect to continue licensing certain of our marks in the future.

NAVTEQ is a trademark of NAVTEQ Corporation. All other trademarks or service marks appearing in this annual report are trademarks or service marks of others.

Employees

As of December 31, 2005, we had a total of 1,942 employees. We believe that relations with our employees are good, and we have not experienced any work stoppages due to labor disputes.

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

The following summarizes net revenue on a geographic basis for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	Years ended December 31,
	2003	2004	2005

Net revenue:
Europe	$180,959	267,541	316,208
North America	91,664	125,317	172,789
Asia Pacific	—	—	7,515
Total net revenue	$272,623	392,858	496,512

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

The following summarizes long-lived assets on a geographic basis as of December 31, 2004 and 2005 (in thousands):

	December 31,
	2004	2005

Property and equipment, net:
Europe	$5,801	5,731
North America	12,367	14,396
Asia Pacific	52	701
Total property and equipment, net	$18,220	20,828

Capitalized software development costs, net:
Europe	$—	—
North America	26,243	25,761
Asia Pacific	—	—
Total capitalized software development costs, net	$26,243	25,761

Executive Officers of the Registrant

Our executive officers and their ages and positions, as of February 1, 2006, are as follows:

Name	Age	Position(s)

Executive officers:
Judson C. Green(1)	53	President, Chief Executive Officer and Director
Denis M. Cohen	66	Executive Vice President
John K. MacLeod	48	Executive Vice President, NAVTEQ Connected Services
David B. Mullen	55	Executive Vice President and Chief Financial Officer
Clifford I. Fox	50	Senior Vice President, NAVTEQ Map
Winston Guillory, Jr.	49	Senior Vice President, Consumer and Business Sales
Lawrence M. Kaplan	42	Senior Vice President, General Counsel and Corporate Secretary
M. Salahuddin Khan	54	Senior Vice President, Global Marketing and Strategy
Jeffrey L. Mize	42	Senior Vice President, NAVTEQ Vehicle Sales
Richard E. Shuman	53	Senior Vice President, Asia Pacific Sales
Denise M. Doyle	33	Vice President, Business Affairs
Christine C. Moore	56	Vice President, Human Resources

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

Denis M. Cohen serves as our Executive Vice President. Mr. Cohen joined us as President, Europe in 1997 and has also served as our Executive Vice President, Marketing and Sales for Europe and Japan and as our Executive Vice

President, Sales Europe. From 1993 until 1997, Mr. Cohen was with Thomas-CSF as General Manager of Subsidiaries and Sales Offices Network Worldwide for Components Applications. Mr. Cohen holds an engineering degree from Ecole Nationale d’Electronique at Radio de Bordeaux and also holds degrees in physics and mathematics.

John K. MacLeod serves as our Executive Vice President, NAVTEQ Connected Services. Mr. MacLeod joined us in September 2000 as Executive Vice President, Marketing and Sales for North America and World Markets and also served as our Executive Vice President, Global Marketing and Strategy. From November 1999 until September 2000 he was an independent consultant. From January 1996 until November 1999, Mr. MacLeod was Senior Vice President—Development and Operations, Sony Retail Entertainment division of Sony Corporation of America, which division’s principal business was location-based entertainment. Mr. MacLeod holds a M.B.A. from the Stanford Graduate School of Business and a bachelor’s degree in economics from Harvard.

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

Clifford I. Fox serves as our Senior Vice President, NAVTEQ Map. Mr. Fox joined us in June 2000 and has served in several senior level positions including Vice President and General Manager Sales for In-Vehicle Applications and Vice President Global Product Management. Previously he worked for twenty three years at Honeywell. The last nine years was spent working in various senior management positions including Director of Sales, Marketing and Engineering for the Automotive Sensor business, Director of Business Development and Director of Customer Support. Mr. Fox holds a B.S. in Physics from Iowa State University.

Winston Guillory, Jr. serves as our Senior Vice President, Consumer and Business Sales.  Mr. Guillory joined us in July 2003 as Senior Vice President, North America Sales. Prior to joining us, Mr. Guillory worked from 1997 until 2002 in senior executive sales roles for Intermec Technologies, a leading provider of supply chain information products, services and technologies. Earlier he held senior sales positions with Weblink Wireless, Inc, a leading wireless company in North America, and Visual Information Technology, a provider of image processing hardware. Mr. Guillory spent the first nine years of his career at IBM in a variety of marketing and sales management roles. Mr. Guillory holds a B.B.A. in marketing from Lamar University.

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

M. Salahuddin Khan serves as our Senior Vice President, Global Marketing and Strategy. Mr. Khan joined us in 1998 as Vice President, OEM Marketing and also served as our Senior Vice President, Technology & Development and Chief Technology Officer. Previously Mr. Khan was at Computervision Corporation for nearly twenty years, most recently as Vice President, Research and Product Development. Mr. Khan holds a B.S. in aeronautics and astronautics from the University of Southampton.

Jeffrey L. Mize serves as our Senior Vice President, Vehicle Sales.  Mr. Mize joined us in March 2001 as Sales Director, North America Vehicle Applications.  In March 2003, he was promoted to Vice President and General Manager, Europe Vehicle Applications, and relocated to Frankfurt, Germany.  In January 2006, he was promoted to Senior Vice President, Vehicle Sales.  In 1986, Mr. Mize began his career at the MICRO SWITCH Division of Honeywell and held a variety of sales and marketing positions in the automotive OEM and industrial factory floor automation markets.  In 1998, he joined C&K Systems, a manufacturer of electronic security equipment, as the Vice President of Sales and Operations for the Americas.  In 1999, Honeywell acquired C&K and Mr. Mize re-joined

Honeywell as a Vice President of Sales for the Security Division until joining NAVTEQ.  Mr. Mize holds a B.S. in Electrical Engineering from the University of Illinois at Champaign.

Richard E. Shuman serves as our Senior Vice President, Asia-Pacific Sales. Mr. Shuman has been with us since 1987, and prior to his current position, Mr. Shuman held several other senior level positions, including General Manager, Vehicle Applications Europe, Senior Director, Automotive Business Development and Vice President, Asia-Pacific Sales. Mr. Shuman joined us from Cellular Business Systems Inc., where he was Vice President of Operations from 1984 to 1987. Prior to that, he was Regional Manager for SEI Information Technology. Mr. Shuman holds a B.A. in performance music from Roosevelt University.

Denise M. Doyle serves as our Vice President, Business Affairs.  Ms. Doyle has been with us since 1999 and has held positions of increasing responsibility within the Business Affairs organization.  Prior to joining us, Ms. Doyle held corporate strategy and product management positions at Miller Brewing Company, America Online, Inc. and Wilton Industries, Inc.  Ms. Doyle holds a B.A. degree in international studies from St. Norbert College.

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

Item 1A.  Risk Factors.

Risks Related to Our Business

We derive a significant portion of our revenue from a limited number of customers, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

For the years ended December 31, 2003, 2004 and 2005, revenue from our largest customer, BMW AG,  accounted for approximately 18%, 16% and 13%, respectively, of our total revenue. In addition, during those three years, sales to our top 15 customers accounted for approximately 75%, 78% and 76% of our revenue, respectively. Although we have achieved some success in expanding our customer base, we anticipate that a limited number of customers will continue to represent a significant percentage of our revenue for the foreseeable future. In addition, although we have contractual arrangements with most of our key customers, the majority of these arrangements are not long term and generally do not obligate our key customers to make any minimum or specified level of purchases. Therefore, our relationships with these key customers may or may not continue in the future, and we are not guaranteed any minimum level of revenue from them. We cannot assure you that our revenue from our current customers will reach or exceed historical levels in any future period. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

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

The use of our database in vehicle navigation systems, which we supply directly and indirectly to automobile manufacturers, historically has accounted for a substantial majority of our revenue. Approximately 83%, 82% and 72% of our revenue for the years ended December 31, 2003, 2004 and 2005, respectively, were generated by the sale of our database for use in new automobiles equipped with navigation systems. Any significant downturn in the demand for these products would materially decrease our revenue. The automotive market historically has experienced fluctuations due to increased competition, economic conditions and circumstances affecting the global market for automobiles generally, and additional fluctuations are likely to occur in the future. To the extent that our future revenue depends materially on sales of new automobiles equipped with navigation systems enabled by digital maps, our business may be vulnerable to these fluctuations.

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

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that we violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business

and Professions Code, and that we intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices. On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that we control a predominant share of variously defined markets for digital map data and have entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that we, through our license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws. On November 2, 2005, the Court dismissed some, but not all, of Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of actions and essentially the same allegations as in its first amended complaint and we filed an answer denying Tele Atlas’ claims.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit. Based on a review of the second amended complaint, we believe that the allegations are without merit.  We intend to take all necessary steps to vigorously defend ourselves against this action; however, because this matter is in a very early stage, we cannot predict its outcome or potential effect, if any, on our business, financial position or results of operations. A negative outcome could adversely affect our business, results of operations and financial condition. Even if we prevail in this matter, we may incur significant costs in connection with our defense, experience a diversion of management time and attention, realize a negative impact on our reputation with our customers and face similar governmental and private actions based on these allegations.

We have historically incurred operating losses and we may not achieve sustained profitability.

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception. For the years ended December 31, 2000 and 2001, we had operating losses of $51.3 million and $28.9 million, respectively, and net losses of $109.6 million and $116.5 million, respectively. As of December 31, 2005, we had an accumulated deficit of $296.9 million.  Although we have achieved an operating profit and a net profit for each of the last four fiscal years, we cannot assure you that our revenue will continue to grow at its current rate or that we will be able to maintain profitability in the future.

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

We have approximately 134 satellite and administrative offices in 25 countries worldwide. We have substantial operations in Europe. Approximately 66%, 68% and 64% of our total revenue for the years ended December 31, 2003, 2004 and 2005, respectively, were attributable to our European operations. We expect a significant portion of our revenue and expenses will be generated by our European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, which could have a material adverse effect on our business. We also collect data in various foreign jurisdictions and outsource some software development and data production functions in foreign jurisdictions. The key risks to us of operating in foreign countries include:

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. For the year ended December 31, 2005, we generated approximately 65% of our total revenue, and incurred approximately 48% of our total costs in foreign currencies. Our European operations reported revenue of $316.2 million for the year ended December 31, 2005. For the year ended December 31, 2005, every one cent change in the exchange ratio of the euro against the dollar resulted in a $2.6 million change in our revenue and a $1.2 million change in our operating income. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in Europe or the United States. Given the volatility of exchange rates, we may not be able to manage effectively our currency translation and/or transaction risks, which may adversely affect our financial condition and results of operations.

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

We have a significant amount of tax loss carryforwards and interest expense carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have recognized the value of these future tax deductions in our consolidated balance sheet at December 31, 2005. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. While we believe that sufficient positive evidence exists to support our determination that the realization of our deferred tax assets is more likely than not, we cannot assure you that we will have profitable operations in the future that will allow us to fully realize those assets.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. We are now required to furnish a report by our management on our internal control over financial reporting. The report must contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal control.

This annual report includes management’s report that management has assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2005, and has concluded that as of December 31, 2005, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It also includes an attestation from our auditors that our report is fairly stated.  However, if our management identifies one or more material weaknesses in our internal control over financial reporting in the future in accordance with our annual assessment, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective for any fiscal year, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Likewise, if we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required to support their attestation report, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

If we cannot retain our existing management team or attract and retain highly skilled and qualified personnel, our business could be adversely affected.

Our success depends to a significant degree on the skills, experience and efforts of our current executive officers, including Judson C. Green, President and Chief Executive Officer, David B. Mullen, Executive Vice President and Chief Financial Officer, John K. MacLeod, Executive Vice President, NAVTEQ Connected Services and M. Salahuddin Khan, Senior Vice President, Global Marketing and Strategy and our other key employees, including management, sales, support, technical and services personnel. Qualified employees are in high demand throughout technology-based industries, and our future success depends in significant part on our ability to attract, train, motivate and retain highly skilled employees and the ability of our executive officers and other members of senior management to work effectively as a team.

If we are unable to integrate acquired companies effectively, our business could be adversely affected.

We may pursue acquisitions of existing companies in order to grow our business, to expand the scope and breadth of our database and to diversify our products and services. We cannot assure you that we will be able to successfully integrate our recent acquisition of Picture Map International (PMI) or any future acquisitions, that these acquired companies will operate profitably, or that we will realize the potential benefits from these acquisitions. If we do not successfully integrate acquired companies, the attention of our management may be diverted and our business, financial condition and results of operations could be adversely affected.

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

In addition, we are in the process of migrating our computer systems related to our database to a new platform, and during this process we are incurring both the costs associated with migrating and maintaining our legacy systems. While we cannot assure you that there will not be unanticipated costs, we do not believe that the costs associated with the migration will be material to our results of operations. Hardware failure or software errors occurring in our legacy systems or during repair or after the completion of this migration could result in errors in our database, which could cause us to have to repair and re-ship our database to some customers and hinder our ability to timely deliver our database to our customers. Repairs and reshipments of our data could result in a material increase in our operating costs, subject us to liability from our customers and end-users and harm our reputation. Delays in completing the migration also could inhibit our ability to enhance and improve our database, which could adversely affect our ability to compete.

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

Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting certain aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which amends SFAS No. 123 to require the recognition of employee stock options as compensation expense based on their fair value at the time of grant. SFAS No. 123(R) will be effective for fiscal years beginning after June 15, 2005. These new rules will require us to change our accounting policy and record an expense for our stock-based compensation plans using the fair value method and will result in additional expense to us.

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

Item 1B.  Unresolved Staff Comments.

None.

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

Location	Use/Purpose	Square Footage	Lease Expiration
Chicago, IL	Corporate Headquarters	137,147	September 30, 2007
Chicago, IL	Corporate Headquarters	11,665	March 31, 2013
Fargo, ND	Production Facility	56,500	September 30, 2011
Veldhoven, The Netherlands	European Headquarters	41,505	March 14, 2011

In addition to these facilities, we also have 134 satellite and administrative offices in 25 countries worldwide.

Item 3.  Legal Proceedings.

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that we violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that we intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices. On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that we control a predominant share of variously defined markets for digital map data and have entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that we, through our license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws. On November 2, 2005, the Court dismissed some, but not all, of Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of actions and essentially the same allegations as in its first amended complaint and we filed an answer denying Tele Atlas’ claims.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit. Based on a review of the second amended complaint, we believe that the allegations are without merit.  We intend to take all necessary steps to vigorously defend ourselves against this action; however, because this matter is in a very early stage, we cannot predict its outcome or potential effect, if any, on our business, financial position or results of operations. A negative outcome could adversely affect our business, results of operations and financial condition. Even if we prevail in this matter, we may incur significant costs in connection with our defense, experience a diversion of management time and attention, realize a negative impact on our reputation with our customers and face similar governmental and private actions based on these allegations.

We are subject to various other legal proceedings and claims arising in the ordinary course of our business.  We do not believe that any of these other legal proceedings or claims will materially affect our business, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “NVT.”  We completed our initial public offering in August 2004.  The following table sets forth the high and low sales prices per share of our common stock for each quarter of 2005 and for the third and fourth quarters of 2004:

	High	Low
2005
4th Quarter	$53.70	$38.40
3rd Quarter	51.00	36.06
2nd Quarter	45.23	34.30
1st Quarter	48.57	37.30

2004
4th Quarter	48.37	34.70
3rd Quarter (1)	37.55	24.00

(1) Since August 6, 2004, the first day of trading of the Company’s common stock on the New York Stock Exchange.

Holders

As of February 1, 2006, our common stock was held by 238 stockholders of record.

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

Sale of Unregistered Securities

On July 8, 2005, we acquired Picture Map International Co., Ltd., a South Korean digital map company (“PMI”), through our wholly owned subsidiary, NAVTEQ B.V., pursuant to a stock purchase agreement dated the same date by and among us, NAVTEQ B.V., PMI and all of the shareholders of PMI (the “PMI Shareholders”).  Under the agreement, NAVTEQ B.V. acquired all of the outstanding shares of PMI for an aggregate purchase price of $28.5 million, subject to post-closing adjustments based on working capital and net indebtedness.  Each of the PMI Shareholders received the shareholder’s proportionate share of thirty percent of the purchase price in cash.  The PMI Shareholders also received cash through a payment agent in Korea for the remaining seventy percent of the purchase price, but the PMI Shareholders were then required to use this cash to purchase an aggregate of 545,069 shares of our common stock (the “NVT Stock”).  The number of shares of our common stock issued was based on a per share price of $36.60, the average price of the common stock as quoted on the New York Stock Exchange for the twenty consecutive trading days immediately prior to the closing date.  On August 18, 2005, we filed a registration statement on Form S-3, with the SEC under the Securities Act of 1933, as amended (“Securities Act”), to register for resale the shares of NVT Stock held by the PMI Shareholders.  The registration statement was declared effective on September 7, 2005.

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

Except for the shares issued in connection with the acquisition of PMI, we did not sell any equity securities during the fiscal year ended December 31, 2005 that were not registered under the Securities Act.

Repurchases of Our Common Stock

We have not repurchased any of our common stock, or announced any programs or plans to repurchase any of our common stock, during the year ended December 31, 2005.

Item 6.  Selected Financial Data.

The following selected historical consolidated financial data as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005 have been derived from the audited consolidated financial statements of NAVTEQ, appearing elsewhere in this document. The following selected historical consolidated financial data as of December 31, 2001, 2002 and 2003 and for the years ended December 31, 2001 and 2002 have been derived from the audited consolidated financial statements of NAVTEQ, which are not included herein. The historical results presented below are not necessarily indicative of the results to be expected in any future period.  The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto appearing elsewhere in this document.

NAVTEQ CORPORATION AND SUBSIDIARIES

(In thousands, except per share amounts)

	Years Ended December 31,
	2001	2002	2003	2004	2005

Consolidated Statement of Operations Data:
Net revenue	$110,431	165,849	272,623	392,858	496,512

Operating costs and expenses:
Database creation and distribution costs	82,343	92,499	125,841	186,330	222,933
Selling, general and administrative expenses	56,979	63,422	83,024	111,942	139,323
Total operating costs and expenses	139,322	155,921	208,865	298,272	362,256

Operating income (loss)	(28,891)	9,928	63,758	94,586	134,256

Interest income (expense), net (1)	(17,383)	(668)	380	1,134	4,237
Other income (expense), net (1)	(70,235)	—	6,163	(1,892)	498

Income (loss) before income taxes	(116,509)	9,260	70,301	93,828	138,991

Income tax expense (benefit) (2)	—	1,105	(165,514)	39,762	(31,839)

Net income (loss)	(116,509)	8,155	235,815	54,066	170,830

Cumulative preferred stock dividends	(91,417)	(110,464)	—	—	—

Net income (loss) applicable to common stockholders	$(207,926)	(102,309)	235,815	54,066	170,830

Earnings (loss) per share of common stock:
Basic	$(7.31)	(2.41)	2.81	0.62	1.90
Diluted	$(7.31)	(2.41)	2.69	0.59	1.81

Weighted average shares used in per share computation:
Basic	28,441	42,446	84,062	86,509	90,115
Diluted	28,441	42,446	87,593	92,001	94,198

	As of December 31,
	2001	2002	2003	2004	2005

Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,506	9,427	1,982	30,101	85,070
Cash on deposit with affiliate	5,000	10,000	65,307	—	—
Marketable securities	—	—	—	72,930	133,728
Working capital (deficit)	(16,388)	(8,633)	82,088	97,587	190,945
Deferred income tax assets(2)	—	—	172,065	142,765	211,848
Total assets	62,476	80,327	325,165	364,708	615,888
Long-term debt(1)	—	—	—	—	—
Total stockholders’ equity (1)	3,571	11,237	217,911	232,818	490,064

	Year Ended December 31,
	2001	2002	2003	2004	2005

Consolidated Statement of Cash Flow Data:
Cash flow provided by (used in) operating activities	$(11,501)	22,234	65,948	106,422	137,753

Capital expenditures	(5,119)	(2,156)	(9,269)	(12,875)	(10,466)
Capitalized software development costs	(10,773)	(10,027)	(9,966)	(12,792)	(12,369)
Total capital expenditures and capitalized software development costs	(15,892)	(12,183)	(19,235)	(25,667)	(22,835)

Depreciation and amortization	8,541	10,563	12,030	15,568	21,568

(1)           Our outstanding borrowings with Philips were extinguished in exchange for preferred stock during 2001.  We recognized a loss on the extinguishment of $69,568, which is reflected in other income (expense), net for 2001.

(2)           During 2003, the valuation allowance on deferred tax assets was partially reversed, resulting in a benefit of $168,752.  During 2004, the balance of deferred tax assets was adjusted due to changes in corporate income tax rates, primarily in the Netherlands, resulting in expense of $3,824.  During 2005, additional valuation allowance on deferred tax assets was reversed, resulting in a benefit of $83,270.  Also during 2005, the balance of deferred tax assets was adjusted due to the reversal of tax benefits related to deferred compensation, resulting in expense of $1,836 and due to changes in corporate income tax rates, primarily in the Netherlands, resulting in expense of $720.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except per share amounts)

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified in “Item 1A. Risk Factors” that could cause results to differ materially from those expressed in such forward-looking statements.

Overview

We are a leading provider of comprehensive digital map information for automotive navigation systems, mobile navigation devices and Internet-based mapping applications. Our map database enables providers of these products and services to offer dynamic navigation, route planning, location-based services and other geographic information-based products and services to consumer and commercial users.

In connection with a registration rights agreement between Philips Consumer Electronic Services B.V. (“Philips B.V.”) and us, Philips B.V. exercised its first demand registration right on April 16, 2004.  Pursuant to this request, we filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register our common stock in an initial public offering, which became effective on August 5, 2004.  The initial public offering was completed on August 11, 2004.  At closing, Philips B.V. and NavPart I B.V., the other selling stockholder, received all of the proceeds from the sale of shares in the offering.   Philips B.V. exercised its second demand registration right on March 11, 2005.  Pursuant to this request, we filed a Registration Statement on Form S-3 (Reg. No. 333-123628) on March 28, 2005 with the Securities and Exchange Commission to register our common stock held by Philips B.V. in a secondary public offering, which was consummated on May 10, 2005.  Our selling stockholder, Philips B.V., received all of the proceeds from the sale of shares in the offering.  In the offering, Philips B.V. sold 33,101 shares of common stock, which represented its entire remaining interest in the Company.

Revenue

We generate revenue primarily through the licensing of our database in North America and Europe. Revenue grew 44.1% and 26.4% in 2004 and 2005, respectively. The largest portion of our revenue comes from digital map data used in self-contained hardware and software systems installed in vehicles. We believe that there are two key factors that affect our performance with respect to this revenue: the number of automobiles sold for which navigation systems are either standard or an option (“adoption”) and the rate at which car buyers select navigation systems as an option (“take-rate”).

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

Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. Our operating expenses grew 42.8% and 21.5% in 2004 and 2005, respectively. Operating expenses as a percentage of revenue were 77%, 76% and 73% in 2003, 2004 and 2005, respectively. We anticipate that operating expenses will continue to increase as our growth and development activities continue, including further development and enhancement of our database and increasing our sales and marketing efforts.

During 2004 and 2005, we granted restricted stock units (RSUs) to certain of our directors and employees under our 2001 Stock Incentive Plan.  The RSUs are securities that require us to deliver to the holder one share of our common stock for each vested unit. Compensation expense is recognized ratably over the vesting periods of each tranche of the RSUs using a fair value equal to the fair market value of our common stock on the date of the grant.  We recognized compensation expense of $6,224 and $8,353 related to the grants of the restricted stock units during the years ended December 31, 2004 and 2005, respectively.

We have historically obtained software, software-related consulting services, treasury services, tax consulting services, insurance services and purchasing services on favorable terms through our participation in Koninklijke Philips Electronics N.V.’s (“Philips”) programs, which we believe have resulted in operating expense savings for us of approximately $2,000 to $2,500 per year. Pursuant to a separation agreement with Philips effective upon the closing of the initial public offering in August 2004, we can no longer obtain software, software-related consulting services, treasury services, tax consulting services and insurance from or through Philips. We ceased participating in Philips’ purchasing programs after March 31, 2005.

Income Taxes

As of December 31, 2005, we had U.S. net operating loss carryforwards for Federal and state income tax purposes of approximately $259,923 and $104,222, respectively. The difference between the Federal and state loss carryforwards relate to certain limitations applicable to us because our principal operations were previously located in California. These include a 50% limitation on California loss carryforwards, capitalized research and development costs for California income tax purposes and a five-year limit on California net operating loss carryforwards. Net operating loss carryforwards are available to reduce future taxable income subject to expiration. Various amounts of our net operating loss carryforwards expire, if not utilized, each year until 2025. The following table details the timing of the expiration of our net operating loss carryforwards:

Year of expiration	Federal net operating loss carryforwards	State net operating loss carryforwards	Federal tax credit carryforwards
2006	$—	1,916	75
2007	—	817	152
2008	4,039	490	114
2009	5,715	421	28
2010	25,772	5,069	102
Thereafter through 2025	224,397	95,509	3,973
	$259,923	104,222	4,444

As of December 31, 2005, we also had net operating loss carryforwards in Europe and Canada of approximately $55,372 and $1,911, respectively. The European loss carryforwards have no expiration date and the Canadian loss carryforwards generally have a seven-year carryforward period.  In addition, as of December 31, 2005, we had U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $205,328.

Prior to 2003, we had fully provided a valuation allowance for the potential benefits of the net operating loss and interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2003, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we believed it was more likely than not that we would be able to use the benefit to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $168,752 in 2003 and a corresponding increase in the deferred tax asset on the consolidated balance sheet.

As of June 27, 2004, we had fully reserved for the tax benefits related to the interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized.  At such time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in us and (2) uncertainty about our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering.  We are now allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards.  As a result, we reevaluated, in the third quarter of 2004, whether it was more likely than not that the tax benefits associated with our net operating loss carryforwards together with our interest expense carryforwards would be realized.  Based on that evaluation, we determined the amount of net deferred tax assets that we believed it was more likely than not that we would realize.  Our estimate of the deferred tax assets that we expected was more likely than not to be realized did not require us to record an adjustment to the balance of the related valuation allowance prior to the third quarter of 2005.

During the third quarter of 2005, we recorded an income tax benefit of $83,270 related to the reversal of the valuation allowance on a portion of our deferred tax assets.  We also recorded the reversal of tax benefits of $1,836 related to deferred compensation.   In addition, we reversed the valuation allowance on deferred tax assets associated with stock-based compensation, which resulted in an increase to additional paid-in capital of $34,552.  We reassessed the realizability of the deferred tax assets and made the determination that it is more likely than not that we would be able to realize the benefits of the deferred tax assets related to net operating loss carryforwards and deferred interest credits in the United States.  In reaching the determination, we considered both positive and negative evidence. Positive evidence included our strong recent revenue growth and operating performance, expectations regarding the generation of future taxable income, the length of available carryforward periods, our market position and the expected growth of the market. Negative evidence included our history of operating losses through 2001 and the likelihood of increased competition and loss of a significant customer. From that analysis, we determined that sufficient evidence existed to conclude that it was more likely than not that the benefits of certain of the deferred tax assets will be realized. Accordingly, we reversed the related valuation allowance.  As of December 31, 2005, we had a valuation allowance for deferred tax assets of $2,728 related to Canadian net operating loss carryforwards and research and experimental tax credits.

During the fourth quarter of 2004, we revalued the deferred tax asset on our balance sheet due to changes in statutory corporate income tax rates, resulting in a decrease to deferred tax assets and additional income tax expense of $3,824.  This revaluation was primarily due to legislation in the Netherlands enacted during the fourth quarter of 2004 that reduced statutory corporate income tax rates from 34.5% to 30% in stages over a four-year period starting in 2005.  The 2006 statutory corporate income tax rate was subsequently reduced to 29.6% in the fourth quarter of 2005.

During the fourth quarter of 2005, we again revalued the deferred tax asset on our balance sheet due to changes in statutory income tax rates in the Netherlands and changes in the apportionment of income among states in the United States, resulting in a decrease to deferred tax assets and additional income tax expense of $720.  Legislation was enacted in the Netherlands during the fourth quarter of 2005 that reduced the 2006 statutory corporate income tax rate to 29.6% from 30.5%.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of December 31, 2005, we had an accumulated deficit of $296,884. We had historically financed our operations with borrowings from Philips and the sale of preferred stock to Philips. Philips has no obligation to provide us with any additional financing in the future.

In April 2004, we declared a special cash dividend of $47,159, which was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.

As of December 31, 2005, our balance of cash and cash equivalents and marketable securities was $218,798, compared to $103,031 as of December 31, 2004, which represents an increase of $115,767. In addition, we have generated positive cash flow from operations for the past sixteen quarters.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.” For the year ended December 31, 2005, we generated approximately 65% of our net revenue and incurred approximately 48% of our total costs in foreign currencies. Our European operations reported revenue of $316,208 for the year ended December 31, 2005, with every one cent change in the exchange rate of the euro against the dollar resulting in approximately a $2,600 change in our revenue and approximately a $1,200 change in our operating income. Our analysis does not consider the implications that these fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our revenue in the future. Approximately 13% of our revenue for the year ended December 31, 2005 was from one customer.  No other customer accounted for 10% or more of our revenue for the year ended December 31, 2005.  Approximately 26% of our revenue for the year ended December 31, 2004 was from two customers, accounting for approximately 16% and 10%, respectively, of our revenue. Approximately 29% of our revenue for the year ended December 31, 2003 was from two customers, accounting for approximately 18% and 12%, respectively, of our revenue. Our top fifteen customers accounted for approximately 75%, 77% and 76% of our revenue for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Impairment of Long-lived Assets

As of December 31, 2004 and 2005, our long-lived assets consisted of property and equipment, internal-use software and acquired intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

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

As of December 31, 2005, we had a valuation allowance for deferred tax assets of $2,728 related to Canadian net operating loss carryforwards, and research and experimental tax credits.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could affect our financial position and net income, may be required.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2005

Operating Income, Net Income and Net Income Per Share of Common Stock.    Our operating income increased from $94,586 in 2004 to $134,256 in 2005, due primarily to our revenue growth in 2005. Our net income increased from $54,066 in 2004 to $170,830 in 2005, due primarily to the $83,270 effect of the reversal of the valuation allowance on our deferred tax assets related to net operating loss carryforwards and deferred interest credits in 2005 and our higher operating income. Basic net income per share of common stock increased from $0.62 in 2004 to $1.90 in 2005. Diluted net income per share of common stock increased from $0.59 in 2004 to $1.81 in 2005.

The following table highlights changes in selected line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table. In addition, the percentage changes for other income (expense) and income tax benefit (expense) as compared to the prior year are not specified below. We believe that these percentages are not meaningful since the changes are unusually large due to non-recurring items more fully described in the narrative section for each.

	2004	2005	Change	% Change
Net revenue	$392,858	496,512	103,654	26.4%
Database creation and distribution costs	186,330	222,933	36,603	19.6%
Selling, general and administrative expenses	111,942	139,323	27,381	24.5%
Other income (expense)	(758)	4,735	5,493
Income tax (benefit) expense	39,762	(31,839)	(71,601)

Net Revenue.    The increase in total revenue was due to a significant increase in database licensing, resulting primarily from increased unit sales to existing customers. Growth occurred in all geographic regions in 2005.  European revenue increased 18.2% from $267,541 in 2004 to $316,208 in 2005.  North American revenue increased 37.9% from $125,317 in 2004 to $172,789 in 2005. European and North American revenue both increased primarily due to the increase in unit sales to vehicle navigation systems vendors, automobile manufacturers and mobile device manufacturers. Foreign currency translation decreased revenue within the European operations by approximately $666 during 2005 due to the weakening of the euro.  Revenue related to sales of our database used in vehicle navigation systems as a percentage of our revenue decreased to 72% of our revenue in 2005 from 82% of our revenue in 2004. Approximately 26% of our revenue for 2004 came from two customers (accounting for approximately 16% and 10% of total revenue, respectively), while only one customer accounted for more than 10% of our revenue in 2005 (accounting for 13%).

Database Creation and Distribution Costs.    The increase in database creation and distribution costs was due primarily to increased production costs of approximately $20,700 in 2005 as compared to 2004, associated with higher sales where we provided distribution services, and our continued investment in updating, improving and maintaining the coverage of our database that resulted in an increase of approximately $20,500 in 2005 as compared to 2004.  This was offset by lower expenses related to technological enhancements to our database in both North America and Europe that resulted in a decrease of approximately $4,200 in 2005 as compared to 2004. Reducing these expenses was the capitalization of $12,792 and $12,369 of development costs for internal-use software in 2004 and 2005, respectively.

Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was due primarily to our investments in growing the size of our worldwide sales force and expanding the breadth of our product offerings resulting in an increase of approximately $20,000 in 2005 as compared to 2004. Also contributing to the increase were expenses related to improving our infrastructure to support future growth that resulted in an increase of approximately $7,700 in 2005 as compared to 2004.  Included in selling, general and administrative expenses during 2005 was approximately $2,400 of costs related to our obligation to match social taxes on employee stock option exercises.

Other Income (Expense).   Interest income increased from $1,158 in 2004 to $4,262 in 2005 primarily due to higher average cash balances in 2005 as well as higher percentage returns on the invested cash.  In addition, during 2004 we recorded a foreign currency loss of $1,686 as compared to a foreign currency gain of $502 in 2005.  The gain in 2005 was primarily due to the strengthening of the US dollar as compared to the euro.

Income Tax (Benefit) Expense.    The decrease in income tax expense is primarily due to the income tax benefit of $83,270 recorded in the third quarter of 2005, as a result of the reversal of the valuation allowance on a portion of our deferred tax asset.  In addition, we recorded expense of $1,836 related to deferred compensation and expense of $720 related to the revaluation of our deferred tax asset due to changes in statutory income tax rates in the Netherlands and changes in the apportionment of income among states in the United States.  Excluding the effects of the net income tax benefit recorded in 2005, the effective tax rate in 2005 was 35.16% as compared to 38.3% in 2004.  The decrease in the effective tax rate was primarily due to legislation in the Netherlands enacted during the fourth quarter of 2004 that reduced statutory corporate income tax rates from 34.5% to 30% in stages over a four-year period starting in 2005. The Dutch statutory corporate income tax rate for 2006 was subsequently reduced in the fourth quarter of 2005 from 30.5% to 29.6%.

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

The following table highlights changes in selected line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table. In addition, the percentage change for other income (expense) and income tax (benefit) expense as compared to the prior year is not specified below. We believe that these percentages are not meaningful since the changes are unusually large due to non-recurring items more fully described in the narrative section for each.

	2003	2004	Change	% Change
Net revenue	$272,623	392,858	120,235	44.1%
Database creation and distribution costs	125,841	186,330	60,489	48.1%
Selling, general and administrative expenses	83,024	111,942	28,918	34.8%
Other income (expense)	6,543	(758)	(7,301)
Income tax (benefit) expense	(165,514)	39,762	205,276

Net Revenue.    The increase in total revenue was due to a significant increase in database licensing, resulting primarily from increased unit sales to existing customers. Growth occurred in all geographic regions in 2004, as North American revenue increased 36.7% from $91,664 in 2003 to $125,317 in 2004, and European revenue increased 47.8% from $180,959 in 2003 to $267,541 in 2004. North American and European revenue both increased primarily due to the increase in unit sales to vehicle navigation systems vendors and automobile manufacturers during 2004. Foreign currency translation increased revenue within the European operations by approximately $17,649 during 2004 due to the strengthening of the euro. Excluding the effect of foreign currency translation, European revenue would have grown 38.1%. Revenue related to sales of our database used in vehicle navigation systems as a percentage of our revenue decreased to 82% of our revenue in 2004 from 83% of our revenue in 2003. Approximately 29% of our revenue for 2003 came from two customers (accounting for approximately 18% and 12% of total revenue, respectively), while approximately 26% of our revenue for 2004 came from two customers (accounting for approximately 16% and 10% of total revenue, respectively).

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

Income Tax Benefit (Expense).    The income tax benefit in 2003 was primarily due to the reversal of the valuation allowance on deferred tax assets related to net operating loss carryforwards. During 2003, we determined that it was more likely than not that we would be able to realize the benefit of the net operating loss carryforwards in Europe and the United States. The reversal of the valuation allowance together with the recognition of changes in other temporary differences resulted in our recording of a deferred income tax benefit of $168,752 and the recognition of a corresponding net deferred tax asset on our consolidated balance sheet.  In 2004, we began recording an income tax provision based on our taxable income and applicable income tax rates in each jurisdiction, resulting in a tax provision of $35,938.  During the fourth quarter of 2004, we revalued the deferred tax asset on our balance sheet due to changes in statutory corporate income tax rates, resulting in a decrease to the asset and additional income tax expense of $3,824, bringing the total income tax provision to $39,762.  This revaluation was primarily due to legislation in the Netherlands enacted during the fourth quarter of 2004 that reduced statutory corporate income tax rates starting in 2005 from a rate of 34.5% in 2004 to 30.0% by 2007. The 2006 statutory corporate income tax rate was subsequently reduced to 29.6% in the fourth quarter of 2005. Current income tax expense of $3,238 in 2003 related to various foreign countries where we do not have tax loss carryforwards.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of December 31, 2005, cash and cash equivalents and marketable securities totaled $218,798. In April 2004, we declared a special cash dividend of $47,159, which was paid on June 18, 2004 to our common stockholders or record as of April 19, 2004.

On November 30, 2005, we extended and increased, through our operating subsidiary for North America, our revolving line of credit that is now scheduled to mature on December 1, 2006.  Pursuant to the terms of the line of credit, we may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  We have guaranteed our operating subsidiary’s obligations under this facility.  As of December 31, 2005, there were no outstanding borrowings against this line of credit.

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

The following table presents our contractual cash obligations as of December 31, 2005:

Payments Due by Period

Contractual Cash Obligations	Total	1 year or less	1-3 years	4-5 years	After 5 Years
Operating leases	$35,899	13,327	14,703	6,377	1,492

We do not have any off-balance sheet arrangements other than the operating leases identified in the table above.

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

Cash and cash equivalents increased by $54,969 during the year ended December 31, 2005. The changes in cash and cash equivalents for the periods ended are as follows:

	Year ended Dec. 31,
	2003	2004	2005
Cash provided by operations	$65,948	106,422	137,753
Cash used in investing activities	(74,542)	(34,124)	(94,530)
Cash provided by (used in) financing activities	288	(45,766)	14,190
Effect of exchange rates on cash	861	1,587	(2,444)
Increase (decrease) in cash and cash equivalents	$(7,445)	28,119	54,969

Operating Activities

For each of the past three fiscal years, net cash provided by operating activities has improved significantly, primarily as a result of improved operating results driven by increased demand for our products. In general, the growth in our operating assets and liabilities has coincided with the profitable growth in our business. Accounts receivable increased $12,061, $10,086 and $29,693 for the years ended December 31, 2003, 2004 and 2005, respectively, primarily due to the overall growth in our revenue. In 2004, our balance of deposits and other assets increased $8,711 primarily due to payments for third party content for our database.  Accounts payable increased $9,876 and $6,057 during the years ended December 31, 2003 and 2005 primarily due to expenses incurred related to the growth of our operations and the timing of the related payments. Accrued payroll and related liabilities increased $6,536 during 2004 primarily due to the accrual of annual employee compensation programs that were paid in the first quarter of 2005. Deferred revenue decreased $6,060 during the year ended December 31, 2003, as previous customer prepayments were recognized as revenue during the period.  Deferred revenue increased $14,431 during 2004 primarily due to a $30,000 prepayment by a customer as described in the following paragraph, offset by revenue recognized.

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

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, amounts placed on deposit with Philips, purchases of marketable securities, capital expenditures and acquisitions. We experienced temporary excess funds that were provided from operations for 2003, 2004 and 2005. We put those funds on deposit with Philips until August 11, 2004, since which we have invested such funds in cash equivalents and marketable securities. The net increases in our deposits were $55,307 for 2003. For the year ended December 31, 2004, net deposits decreased by $65,199 because the related deposit agreements with Philips expired upon completion of the initial public offering.  Upon expiration of these deposit agreements, we invested cash balances in excess of our short-term operational needs in cash equivalents and marketable securities.  During 2004 and 2005, we invested $73,166 and $62,260, respectively in marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $9,966, $12,792 and $12,369 for 2003, 2004, and 2005, respectively.  We expect the capitalized costs related to software developed for internal use to be approximately $6,000 to $8,000 in 2006.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $9,269, $12,875 and 10,466 during 2003, 2004, and 2005, respectively.  We expect capital expenditures to total approximately $12,000 to $14,000 in 2006.

Financing Activities

In April 2004, we declared a special cash dividend of $47,159, which was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.  We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS No.123(R) to be effective for fiscal years beginning after June 15, 2005.   SFAS No. 123(R) supersedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost will be recognized over the requisite service period based on fair values measured on grant dates. We will adopt the new standard using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered.  We expect to record expense of approximately $15,000 in 2006 related to our share-based employee compensation programs.

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

Prior to April 22, 2003, we had not engaged in activities to hedge our foreign currency exposures. On that day, we entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Koninklijke Philips Electronics N.V. to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation. The Swap was assigned to an unaffiliated third party in the third quarter of 2004.  The Swap was not designated for hedge accounting. Under the terms of the Swap, one of the Company’s European subsidiaries makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of December 31, 2005, the outstanding intercompany obligation (net of payments) was $40.3 million.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of December 31, 2005, a 10% decrease in the value of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap liability of $4.4 million, while a 10% increase in the value of the euro against the U.S. dollar would result in an increase in the fair value of our Swap liability of $4.4 million.

Item 8.  Financial Statements and Supplementary Data.

See Financial Statements beginning on page F-1 following the Exhibit Index and the Financial Statement Schedule beginning immediately following the financial statements.

Item 9.  Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s last fiscal quarter (i.e., the fourth quarter of 2005) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NAVTEQ Corporation:

We have audited management’s assessment, included in Management's Report on Internal Control over Financial Reporting in Item 9A of this Form 10-K, that NAVTEQ Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NAVTEQ Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NAVTEQ Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NAVTEQ Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NAVTEQ Corporation and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2006

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers.

Executive Officers and Directors.

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included under the captions “Proposal No. 1 – Election of Directors,” “Information About the Board of Directors” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our Proxy Statement related to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Code of Ethics

The Company has adopted a code of ethics, known as our Code of Ethics and Business Conduct, that applies to all employees including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions.  This code of ethics can be found on our web site at www.navteq.com by completing the following steps:

•                  First, click on Investor Relations;

•                  Click on Corporate Governance; and

•                  Finally, click on either Code of Conduct – NA, Code of Conduct – EU or Code of Conduct - Korea, for our North America, European and Korean codes of ethics, respectively.

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

Item 11.  Executive Compensation

The information required by this item is included under the caption “Information about the Board of Directors – Board of Directors Compensation” and “Executive Compensation” in our Proxy Statement related to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART III

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item related to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of NAVTEQ” in our Proxy Statement related to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005, regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	6,089,522	$7.68	9,707,444
Equity compensation plans not approved by security holders	—	—	—
Total	6,089,522	$7.68	9,707,444

The number of securities remaining available for future issuance under equity compensation plans set forth above represents shares available for issuance under the Company’s 2001 Stock Incentive Plan.

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Other Matters” in our Proxy Statement related to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Dated: March 8, 2006

NAVTEQ CORPORATION

By:	/s/ Lawrence M. Kaplan
Lawrence M. Kaplan
Senior Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date

/s/ Judson C. green	March 8, 2006
Judson C. Green
President, Chief Executive Officer and
a Director (Principal Executive Officer)

/s/ david b. mullen	March 8, 2006
David B. Mullen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ neil smith	March 8, 2006
Neil Smith
Vice President and Corporate Controller
(Principal Accounting Officer)

*	March 8, 2006
Richard J.A. de Lange
Director

*	March 8, 2006
Christopher Galvin
Director

*	March 8, 2006
William Kimsey
Director

*	March 8, 2006
Scott D. Miller
Director

*	March 8, 2006
Dirk-Jan van Ommeren
Director

*By:	/s/ Judson C. Green	March 8, 2006
Judson C. Green, as
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen Common Stock Certificate. (1)
4.2	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and Judson C. Green. (*)(2)
4.3(a)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod. (*)(2)
4.3(b)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod. (*)(2)
4.4	Registration Rights Agreement dated as of March 29, 2001 between Navigation Technologies and Philips Consumer Electronic Services B.V. (3)
4.5	Amended and Restated Agreement Regarding Registration of Shares between NAVTEQ Corporation and NavPart I B.V. (4)
4.6	Form of Subscription and Registration Rights Agreement by and between NAVTEQ Corporation and the Shareholders of Picture Map International Co., Ltd. (5)
10.1	Amended and Restated Employment Agreement dated as of April 30, 2004 between NAVTEQ Corporation and Judson C. Green. (*)(1)
10.2	Employment Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(*)(3)
10.3	Employment Agreement dated as of December 1, 2002 between Navigation Technologies Corporation and David B. Mullen. (*)(2)
10.4	Letter Agreement dated February 3, 1998 from Navigation Technologies agreed to and accepted by M. Salahuddin Khan.(*)(3)
10.5	Letter Agreement dated February 13, 1997 from Navigation Technologies agreed to and accepted by Denis M. Cohen. (*)(3)
10.6	Form of Indemnification Agreement. (1)
10.7(i)	BMW Group International Terms and Conditions for the Purchase of Production Materials and Automotive Components dated September 24, 2001. (6)
10.7(ii)	Purchasing Terms and Conditions between BMW North America, Inc. and Navigation Technologies. (c)(7)
10.7(iii)	Agreement between BMW (South Africa) (Proprietary) Limited and Navigation Technologies B.V. commencing June 1, 1999 (the “South Africa Agreement”). (c)(7)
10.7(iv)	Amendment to South Africa Agreement. (c)(6)
10.7(v)	Warranty Agreement dated August 8, 1998 between Bayerische Motoren Werke and Navigation Technologies BV (the “Warranty Agreement”). (c)(6)
10.7(vi)	Letter regarding Warranty Agreement dated May 22, 2002 from Bayerische Motoren Werke to Navigation Technologies BV. (6)
10.7(vii)	Addendum to BMW Group International terms and conditions for the purchase of production materials and automotive components by and between BMW of North America (Buyer) and NAVTEQ (Seller). (c)(8)
10.8	Deal Request by Navigation Technologies to Koninklijke Philips Electronics N.V. dated April 22, 2003 (9)
10.9	Letter Agreement regarding Cross Currency Swap between Navigation Technologies B.V. and Koninklijke Philips Electronics N.V. dated May 23, 2003 (9)
10.10	Letter Agreement regarding Cross Currency Swap between NAVTEQ B.V. and ABN AMRO Bank N.V. dated July 27, 2004. (1)
10.11	Confirmation between ABN AMRO Bank N.V. and NAVTEQ B.V. regarding Swap Transaction dated July 27, 2004. (10)
10.12	Master Separation Agreement between Koninklijke Philips Electronics, N.V. and NAVTEQ Corporation. (1)

10.13	Credit Agreement dated as of November 9, 2004 between NAVTEQ North America, LLC and LaSalle Bank, National Association. (11)
10.14	Guaranty by NAVTEQ Corporation dated as of November 9, 2004 in favor of LaSalle Bank, National Association. (11)
10.15	Amendment No. 1 dated as of November 30, 2005 to Credit Agreement between NAVTEQ North America, LLC, NAVTEQ Corporation and LaSalle Bank, National Association. (12)
10.16	Memorandum regarding Director Compensation. (13)*
10.17	Form of Stock Option Agreement under Navteq Corporation’s 2001 Stock Incentive Plan. (13)*
10.18	Form of Restricted Stock Unit Agreement under Navteq Corporation’s 2001 Stock Incentive Plan. (13)*
10.19	2001 Stock Incentive Plan. (14)*
10.20	Form of Restricted Stock Unit Agreement for French Employees under NAVTEQ Corporation’s 2001 Stock Incentive Plan. (14)*
10.21	Stock Purchase Agreement by and among NAVTEQ B.V., NAVTEQ Corporation, Picture Map International Co., Ltd. and All Shareholders of Picture Map International Co., Ltd. dated as of July 8, 2005. (5)
21	Subsidiaries of NAVTEQ.
23	Consent of KPMG LLP
24	Power of Attorney by the Directors and Certain Officers.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(5)           Filed with NAVTEQ’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference.

(6)           Filed with NAVTEQ’s Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(7)           Filed with NAVTEQ’s Amendment No. 3 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(8)           Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005.

(9)           Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

(10)         Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated herein by reference.

(11)         Filed with NAVTEQ’s Current Report on Form 8-K filed on November 12, 2004 and incorporated herein by reference.

(12)         Filed with NAVTEQ’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(13)         Filed with NAVTEQ’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(14)         Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

NAVTEQ CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NAVTEQ Corporation:

We have audited the accompanying consolidated balance sheets of NAVTEQ Corporation and subsidiaries (the Company) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAVTEQ Corporation and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.   Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NAVTEQ Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2006

NAVTEQ CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2004	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$30,101	85,070
Short-term marketable securities	45,650	84,299
Accounts receivable, net of allowance for doubtful accounts of $3,571 and $4,852 in 2004 and 2005, respectively	56,582	82,352
Deferred income taxes	50,696	42,584
Prepaid expenses and other current assets	8,348	15,203
Total current assets	191,377	309,508
Property and equipment, net	18,220	20,828
Capitalized software development costs, net	26,243	25,761
Long-term deferred income taxes	92,069	169,264
Long-term marketable securities	27,280	49,429
Acquired intangible assets	—	16,815
Goodwill	—	11,778
Deposits and other assets	9,519	12,505
Total assets	$364,708	615,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,962	19,572
Accrued payroll and related liabilities	28,054	28,365
Fair value of derivative	—	3,265
Other accrued expenses	20,609	28,658
Deferred revenue	31,165	38,703
Total current liabilities	93,790	118,563
Fair value of derivative	21,616	—
Long-term deferred revenue	13,342	3,446
Other long-term liabilities	3,142	3,815
Total liabilities	131,890	125,824
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 87,741 and 92,086 shares issued and outstanding in 2004 and 2005, respectively	88	92
Additional paid-in capital	741,448	822,356
Deferred compensation expense	(12,403)	(9,096)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(28,503)	(25,890)
Unrealized holding loss on available-for-sale marketable securities, net of tax	(98)	(514)
Total accumulated other comprehensive loss	(28,601)	(26,404)
Accumulated deficit	(467,714)	(296,884)
Total stockholders’ equity	232,818	490,064
Total liabilities and stockholders’ equity	$364,708	615,888

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2003	2004	2005

Net revenue	$272,623	392,858	496,512
Operating costs and expenses:
Database creation and distribution costs	125,841	186,330	222,933
Selling, general, and administrative expenses	83,024	111,942	139,323
Total operating costs and expenses	208,865	298,272	362,256
Operating income	63,758	94,586	134,256
Other income (expense):
Interest income	414	1,158	4,262
Interest expense	(34)	(24)	(25)
Foreign currency gain (loss)	6,174	(1,686)	502
Other expense	(11)	(206)	(4)
Income before income taxes	70,301	93,828	138,991
Income tax (benefit) expense	(165,514)	39,762	(31,839)
Net income	$235,815	54,066	170,830

Earnings per share of common stock:
Basic	$2.81	0.62	1.90
Diluted	$2.69	0.59	1.81

Weighted average shares of common stock outstanding:
Basic	84,062	86,509	90,115
Diluted	87,593	92,001	94,198

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands)

	Common stock		Additional paid-in capital	Note receivable for common stock	Deferred compensation expense	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2002	83,971	$1,176	764,275	(219)	—	3,600	(757,595)	11,237
Exercise of stock options	182	2	286	—	—	—	—	288
Grant of stock options at exercise prices below fair market value	—	—	3,148	—	(3,148)	—	—
Stock compensation expense	—	—	—	—	816	—	—	816
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(30,245)	—	(30,245)
Net income	—	—	—	—	—	—	235,815	235,815

Total comprehensive income								205,570

Balances as of December 31, 2003	84,153	1,178	767,709	(219)	(2,332)	(26,645)	(521,780)	217,911
Exercise of warrants	3,384	47	427	—	—	—	—	474
Reverse stock split	—	(1,140)	1,140	—	—	—	—	—
Exercise of stock options	215	3	2,533	—	—	—	—	2,536
Dividends paid	—	—	(47,159)	—	—	—	—	(47,159)
Stock compensation expense	—	—	17,087	—	(10,071)	—	—	7,016
Settlement of note receivable for common stock	(11)	—	(289)	219	—	—	—	(70)

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(1,858)	—	(1,858)
Unrealized holding loss on available-for-sale marketable securities (net of taxes of $61)	—	—	—	—	—	(98)	—	(98)
Net income	—	—	—	—	—	—	54,066	54,066

Total comprehensive income								52,110
Balances as of December 31, 2004	87,741	88	741,448	—	(12,403)	(28,601)	(467,714)	232,818
Common stock issued for acquisition	545	1	19,976	—	—	—	—	19,977
Exercise of stock options and vesting of restricted stock units	3,800	3	55,122	—	—	—	—	55,125

Stock compensation expense	—	—	5,810	—	3,307	—	—	9,117

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	2,613	—	2,613
Unrealized holding loss on available-for-sale marketable securities (net of taxes of $256)	—	—	—	—	—	(416)	—	(416)
Net income	—	—	—	—	—	—	170,830	170,830

Total comprehensive income								173,027
Balances as of December 31, 2005	92,086	$92	822,356	—	(9,096)	(26,404)	(296,884)	490,064

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$235,815	54,066	170,830
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(172,076)	31,841	(77,737)
Depreciation and amortization	5,718	6,414	8,717
Amortization of software development costs	6,312	9,154	12,851
Amortization of acquired intangible assets	—	—	1,502
Foreign currency (gain) loss	(6,174)	1,686	(502)
Provision for (recovery of) bad debts	2,071	(461)	2,303
Stock compensation expense	816	7,016	9,117
Tax benefit on non-qualified stock options	—	1,547	40,936
Noncash other	36	308	1,804
Changes in operating assets and liabilities:
Accounts receivable	(12,061)	(10,086)	(29,693)
Prepaid expenses and other current assets	(2,966)	(1,705)	(5,006)
Deposits and other assets	401	(8,711)	(1,483)
Accounts payable	9,876	(2,198)	6,057
Accrued payroll and related liabilities	3,231	6,536	2,100
Other accrued expenses	873	(3,823)	(3,734)
Deferred revenue	(6,060)	14,431	(823)
Other long-term liabilities	136	407	514
Net cash provided by operating activities	65,948	106,422	137,753
Cash flows from investing activities:
Acquisition of property and equipment	(9,269)	(12,875)	(10,466)
Capitalized software development costs	(9,966)	(12,792)	(12,369)
Purchases of marketable securities	—	(118,100)	(198,743)
Sales of marketable securities	—	44,934	136,483
Purchase of investments	—	—	(1,201)
Payment for acquisition, net of cash acquired	—	—	(8,234)
Investment in joint venture	—	(490)	—
Cash on deposit with affiliate, net	(55,307)	65,199	—
Net cash used in investing activities	(74,542)	(34,124)	(94,530)
Cash flows from financing activities:
Issuance of common stock	288	1,393	14,190
Dividends paid	—	(47,159)	—
Net cash provided by (used in) financing activities	288	(45,766)	14,190
Effect of exchange rate changes on cash	861	1,587	(2,444)
Net increase (decrease) in cash and cash equivalents	(7,445)	28,119	54,969
Cash and cash equivalents at beginning of year	9,427	1,982	30,101
Cash and cash equivalents at end of year	$1,982	30,101	85,070
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$18	24	24
Cash paid during the year for income taxes	$3,290	2,569	1,425
Non-cash transactions:
Value of common stock issued in connection with acquisition	$—	—	19,977

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

(c)     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

(j)      Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable, following the guidance in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, “Revenue Recognition.” Where arrangements have multiple elements, the Company applies the guidance prescribed by Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

The Company derives a substantial majority of its revenue from licensing its database. Revenue is recognized net of provisions for estimated uncollectible amounts and anticipated returns. Database licensing revenue includes revenue associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), prepaid licensing fees from distributors and customers and direct sales to end users. License fees from usage (including license fees in excess of nonrefundable minimum fees) are recognized in the period in which the customer reports them to the Company. Nonrefundable minimum licensing fees are recognized as revenue ratably over the period of the arrangement, until such time that cumulative license fees from usage exceeds the nonrefundable minimum licensing fee.  At that time, the Company recognizes the additional licensing revenue.  Prepaid licensing fees are recognized in the period in which the distributor or customer reports that they have shipped the database to the end user. Revenue for direct sales of licenses is recognized when the database is shipped to the end user. Licensing arrangements that entitle the customer to unspecified updates over a period of time are recognized as revenue ratably over the period of the arrangement.

(k)     Database Creation and Distribution Costs

Database creation and distribution costs include the costs of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs of $69,609, $89,854 and $112,836 in 2003, 2004, and 2005, respectively, include the direct costs of database creation and validation, costs to obtain information used to construct the database and ongoing costs for updating and enhancing the database content. Database creation and updating costs are expensed as incurred, except costs of internal-use software, which are capitalized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are then amortized on a straight-line basis over their estimated useful life, generally three to four years.

Database licensing and distribution costs of $40,560, $72,073 and $89,666 in 2003, 2004, and 2005, respectively, include direct costs related to reproduction of the database for licensing, professional services, and per copy sales (including shipping and handling costs of $4,772, $5,351 and $5,932 in 2003, 2004, and 2005, respectively). Database licensing and distribution costs are expensed as incurred.

Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company’s core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company’s map database by customers. Costs of internal-use software are accounted for in accordance with SOP 98-1. Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally three to four years. The Company capitalized $9,966, $12,792 and $12,369 of internal-use software development costs during 2003, 2004, and 2005, respectively. Included in database creation and updating costs is the amortization of internal-use software costs of $6,312, $9,154 and $12,851 for the years ended December 31, 2003, 2004, and 2005, respectively. Software development and maintenance costs of $15,672, $24,672 and $20,431 in 2003, 2004, and 2005, respectively, did not qualify for capitalization and were expensed as incurred.

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

(n)     Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets.”  In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, capitalized software development costs and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(o)     Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying common stock exceeds the exercise price of the option. Prior to 2003, under the Company’s stock option plan, options were granted at exercise prices that were equal to the fair value of the underlying common stock on the date of grant. Therefore, no stock-based compensation expense was recorded in the consolidated statements of operations. During 2003, the Company granted options at exercise prices below the fair value of the underlying common stock on the date of grant. Accordingly, the Company recorded compensation expense related to these option grants of $816, $792 and $764 for the years ended December 31, 2003, 2004 and 2005, respectively. Prior to the completion of the Company’s initial public offering in August 2004, the fair value of the underlying common stock was determined by the Company’s Board of Directors based on an internally-prepared valuation analysis using comparable companies, comparable merger transactions and discounted cash flow methodologies.

During 2004 and 2005, the Company granted 769 and 143 restricted stock units, respectively, to certain directors and employees under the Company’s 2001 Stock Incentive Plan.  The restricted stock units are securities that require the Company to deliver one share of common stock to the holder for each vested unit.  Compensation expense is recognized ratably over the vesting periods of each tranche of the restricted stock units using a fair value equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant-date fair value of the restricted stock units was $22.19 and $42.77.  The Company recognized $6,224 and $8,353 of compensation expense related to these restricted stock units during the years ended December 31, 2004 and 2005, respectively.  The expense is reported in both Database Creation and Distribution Costs and Selling, General and Administrative Expenses in the consolidated statements of operations.  There were 711 restricted stock units outstanding as of December 31, 2005.

SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has furnished the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” The compensation expense for stock options included in the pro forma disclosures is recognized ratably over the vesting periods of each tranche of the stock options.  The following table illustrates the effect on net income and earnings per share notably the fair value based method had been applied in each period.

	Year Ended December 31
	2003	2004	2005

Net income, as reported	$235,815	54,066	170,830
Add: Stock-based employee compensation expense included in reported net income, net of tax	506	4,329	5,911
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,341)	(7,331)	(11,468)

Pro forma net income	$233,980	51,064	165,273

Earnings per share of common stock:
Basic—as reported	$2.81	0.62	1.90
Diluted—as reported	$2.69	0.59	1.81
Basic—pro forma	$2.78	0.59	1.83
Diluted—pro forma	$2.67	0.55	1.75

The per share weighted-average fair value of stock options granted during 2003, 2004, and 2005 was $6.92, $13.38, and $23.15, respectively, for options granted with an exercise price that equals the fair value of the underlying common stock on the date of grant. The per share weighted-average fair value of stock options granted in 2003 for options granted with an exercise price less than the fair value of the underlying common stock on the date of grant was $8.19. The fair value of all options was computed as of the date of grant using the Black-Scholes method with the following weighted-average assumptions: 2003—no dividends, 67% volatility, risk-free interest rate of 3.19%, and expected life of 4.9 years; 2004—no dividends, 67% volatility, risk-free interest rate of 3.41%, and expected life of 4.9 years; 2005—no dividends, 60% volatility, risk-free interest rate of 3.89%, and expected life of 4.9 years.

(p)     Comprehensive Income (Loss)

Accumulated other comprehensive loss is related to the Company’s foreign currency translation adjustments and unrealized holding losses on available-for-sale marketable securities.

(q)     Earnings Per Share

Basic and diluted earnings per share is computed based on net income, divided by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

The following table sets forth the computation of earnings per share for the years ended December 31,:

	2003	2004	2005
Numerator:
Net income	$235,815	54,066	170,830
Denominator:
Denominator for basic earnings per share— weighted-average shares outstanding	84,062	86,509	90,115
Effect of dilutive securities:
Employee stock options	478	4,238	3,722
Restricted stock units	—	131	361
Warrants	3,053	1,123	—
Denominator for diluted earnings per share— weighted-average shares outstanding and assumed conversions	87,593	92,001	94,198
Earnings per share:
Basic	$2.81	0.62	1.90
Diluted	$2.69	0.59	1.81

Options to purchase 1,073, 4 and 36 shares of common stock were outstanding at December 31, 2003, 2004, and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(r)     Reclassifications

Certain 2003 and 2004 amounts in the consolidated financial statements have been reclassified to conform to the 2005 presentation.

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

(3)—Marketable Securities

At December 31, 2004 and 2005, available-for-sale marketable securities consisted of the following:

	Amortized	Unrealized	Market
2005	Cost	Loss	Value
Short-term marketable securities:
Preferred stock	$2,150	—	2,150
U.S. Government and agency securities	13,500	(170)	13,330
Municipal bonds	49,150	—	49,150
Corporate bonds and notes	19,862	(193)	19,669
Total short-term marketable securities	84,662	(363)	84,299

Long-term marketable securities:
Corporate bonds and notes	20,433	(227)	20,206
U.S. Government and agency securities	29,465	(242)	29,223
Total long-term marketable securities	49,898	(469)	49,429
	$134,560	(832)	133,728

	Amortized	Unrealized	Market
2004	Cost	Loss	Value
Short-term marketable securities:
Commercial paper	$2,000	—	2,000
Preferred stock	4,000	—	4,000
Municipal bonds	39,650	—	39,650
Total short-term marketable securities	45,650	—	45,650

Long-term marketable securities:
Corporate bonds and notes	13,939	(101)	13,838
U.S. Government and agency securities	13,500	(58)	13,442
Total long-term marketable securities	27,439	(159)	27,280
	$73,089	(159)	72,930

The Company’s marketable securities consist of marketable securities of high credit quality and have contractual maturities of up to 39 years.

Other-than-temporary impairments are recognized if the market value of the investment is below its cost basis for an extended period of time or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations.  There were no other-than-temporary impairments for the years ended December 31, 2004 and 2005. As of December 31, 2004, all of the marketable securities that had an unrealized loss had a loss for less than twelve months.  As of December 31, 2005, $515 of the unrealized loss was related to marketable securities that had a loss for less than twelve months.  The remaining $317 of the unrealized loss was related to marketable securities that had a loss for greater than twelve months.

(4)—Property and Equipment

The components of the Company’s property and equipment as of December 31, 2004 and 2005 are as follows:

	2004	2005
Computers and equipment	$25,798	31,057
Furniture and fixtures	3,273	3,775
Purchased software	9,661	12,397
Leasehold improvements	5,003	5,461
	43,735	52,690
Less accumulated depreciation and amortization	(25,515)	(31,862)
	$18,220	20,828

(5)—Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer. Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006. As of December 31, 2004, $10,000 remained in the balance of short-term deferred revenue and $10,000 remained in the balance of long-term deferred revenue related to this agreement.  As of December 31, 2005, $10,000 remained in the balance of short-term deferred revenue related to this agreement.   In addition, the customer has an obligation to the Company of $20,000 payable on January 15, 2007 related to license fees in 2007 and 2008, which has not been reflected in the accompanying consolidated balance sheets.

(6)—Line of Credit

On November 30, 2005, the Company extended and increased, through its operating subsidiary for North America, its revolving line of credit that is now scheduled to mature on December 1, 2006.  Pursuant to the terms of the line of credit, the Company may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  The Company is required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  The Company has guaranteed its operating subsidiary’s obligations under this facility.  As of December 31, 2005, there were no outstanding borrowings against this line of credit.

(7)—Income Taxes

The domestic and foreign components of pre-tax income for the years ended December 31, 2003, 2004, and 2005 are as follows:

	2003	2004	2005
Domestic	$9,915	2,716	32,939
Foreign	60,386	91,112	106,052
Income before income taxes	$70,301	93,828	138,991

The current and deferred components of income tax expense (benefit) for the years ended December 31, 2003, 2004, and 2005 are as follows:

	2003	2004	2005
Current:
Federal	$—	123	—
State	15	89	21
Foreign	3,223	1,877	1,871
Total current	3,238	2,089	1,892
Deferred:
Federal	(73,089)	(692)	(63,699)
State	(8,513)	(147)	(6,455)
Foreign	(87,150)	38,512	36,423
Total deferred	(168,752)	37,673	(33,731)
Income tax expense (benefit)	$(165,514)	39,762	(31,839)

Total income tax expense (benefit) differed from the amount computed by applying the U.S. Federal statutory tax rates of 34%, 35%, and 35% to the income before income taxes for the years ended December 31, 2003, 2004, and 2005, respectively, due to the following:

	2003	2004	2005
Tax expense at U.S. Federal statutory rate	$23,903	32,839	48,647
State tax expense, net of Federal tax effect	331	78	1,053
Foreign withholding tax, net of Federal tax effect	1,288	444	—
Deferred compensation	—	—	3,347
Impact of foreign rates and other permanent items	(7,573)	2,148	(2,971)
Impact of adjustments to deferred taxes due to changes in statutory tax rates	—	3,824	720
Decrease in valuation allowance	(183,463)	(24)	(83,290)
Other	—	453	655
Income tax expense (benefit)	$(165,514)	39,762	(31,839)

Deferred tax assets and liabilities as of December 31, 2004 and 2005 are summarized as follows:

	2004	2005
Deferred tax assets:
Current:
Net operating loss carryforwards	$42,304	22,381
Deferred revenue	6,755	9,266
Interest not currently deductible	—	5,991
Other deductible temporary differences	1,773	5,357
Total current deferred tax assets	50,832	42,995
Non-current:
Research and development credit carryforwards	6,456	6,373
Interest not currently deductible	78,784	72,311
Net operating loss carryforwards	83,562	91,093
Deferred revenue	5,147	1,141
Other deductible temporary differences	8,501	9,904
Total non-current deferred tax assets	182,450	180,822
Gross deferred tax assets	233,282	223,817
Less valuation allowance	(86,478)	(2,728)
Net deferred tax assets	146,804	221,089

Deferred tax liabilities:
Current:
Other deductible temporary differences	(136)	(182)
Total current deferred tax liabilities	(136)	(182)

Non-current:
Acquired intangible assets	—	(5,194)
Capitalized software development costs, net	(3,903)	(3,865)
Total non-current deferred tax liabilities	(3,903)	(9,059)
Gross deferred tax liabilities	(4,039)	(9,241)
Deferred income taxes	$142,765	211,848

During 2005, the deferred tax asset valuation allowance decreased $83,750.  During 2004 and 2005, the Company recorded $1,547 and $40,936, respectively, of deferred tax assets related to the tax benefit on non-qualified stock options, resulting in a corresponding increase in additional paid-in capital.  The Company’s foreign operations currently have no undistributed earnings for which a tax liability would be provided in accordance with APB Opinion No. 23, “Accounting for Income Taxes Special Areas.”

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

As of December 31, 2005, the Company had U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $205,328. As of December 31, 2003, the Company had fully reserved for the tax benefits related to the interest expense carryforwards as management believed it was more likely than not that the benefits would not be realized.  At such time, the Company believed it was more likely than not that the Company would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips’ controlling interest in the Company and (2) uncertainty about the Company’s ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. During the third quarter of 2004, Philips relinquished its controlling interest in the Company following the initial public offering.  As a result, the Company is now allowed to deduct the deferred interest expense in tandem with the net operating loss carryforwards.  Following the initial public offering, the Company reevaluated whether it is more likely than not that the tax benefits associated with the U.S. net operating loss carryforwards together with the interest expense carryforwards will be realized.  Based on that evaluation, the Company concluded that the recorded valuation allowance for deferred tax assets reflected the amount that management believes is more likely than not to expire before realization and, accordingly, that no adjustment to the balance of the related valuation allowance was required.

During the third quarter of 2005, the Company made the determination that it is more likely than not that it would be able to realize the benefits of the deferred tax assets related to the aforementioned net operating loss carryforwards and deferred interest credits in the United States.  In reaching the determination, the Company considered both positive and negative evidence. Positive evidence included the Company’s strong recent revenue growth and operating performance, expectations regarding the generation of future taxable income, the length of available carryforward periods, the Company’s market position and the expected growth of the market. Negative evidence included the Company’s history of operating losses through 2001 and the likelihood of increased competition and loss of a significant customer. From that analysis, the Company determined that sufficient evidence existed to conclude that it was more likely than not that the benefits of certain of the deferred tax assets will be realized. Accordingly, the Company reversed the related valuation allowance and recorded an income tax benefit of $83,270.  As of December 31, 2005, the Company had a valuation allowance for deferred tax assets of $2,728 related to Canadian net operating loss carryforwards and research and experimental tax credits.

As of December 31, 2005, the Company had net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $259,923 and $104,222, respectively. The difference between the U.S. Federal loss carryforwards and the state loss carryforwards results primarily from a 50% limitation on California loss carryforwards, capitalized research and development costs for California tax purposes, and a five-year limit on California net operating loss carryforwards. As of December 31, 2005, the Company also had net operating loss carryforwards in Europe of approximately $55,372 with no expiration date and in Canada of approximately $1,911 with generally a seven-year carryforward period.

The Company also has available tax credit carryforwards of approximately $4,444 and $1,929 for U.S. Federal and state tax purposes, respectively.

If not utilized, Federal and state net operating loss carryforwards expire through 2025 and Federal tax credit carryforwards expire through 2022, as follows:

Year of expiration	Federal net operating loss carryforwards	State net operating loss carryforwards	Federal tax credit carryforwards
2006	$—	1,916	75
2007	—	817	152
2008	4,039	490	114
2009	5,715	421	28
2010	25,772	5,069	102
Thereafter through 2025	224,397	95,509	3,973
	$259,923	104,222	4,444

There is no expiration date for state tax credit carryforwards and U.S. Federal interest expense carryforwards.

(8)—Stockholders’ Equity

In connection with a registration rights agreement between Philips Consumer Electronic Services B.V. (“Philips B.V.”) and the Company, Philips B.V. exercised its first demand registration right on April 16, 2004. Pursuant to this request, the Company filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register the Company’s common stock in an initial public offering, which became effective on August 5, 2004.  The Company’s initial public offering was completed on August 11, 2004.   At closing, the Company’s selling stockholders, Philips B.V. and NavPart I B.V., received all of the proceeds from the sale of shares in the offering.  As of December 31, 2004, Philips B.V. owned 30,521 shares of common stock, or approximately 34.8%, of the Company.  Philips B.V. had certain call rights with respect to 2,580 shares owned by NavPart II B.V (“NavPart II”), a wholly-owned subsidiary of NavPart I B.V (“NavPart I”).  Philips B.V. delivered an exercise notice to NavPart I in August 2004 with respect to the aforementioned shares owned by NavPart II. The transfer of these shares was completed in March 2005.  Philips B.V.’s ownership, after the transfer of these shares, was 33,101 shares of the Company’s common stock, or approximately 37.7% of the shares outstanding.  Philips B.V. exercised its second demand registration right on March 11, 2005. Pursuant to this request, the Company filed a Registration Statement on Form S-3 (Reg. No. 333-123628) on March 28, 2005 with the Securities and Exchange Commission to register the Company’s common stock held by Philips in a secondary public offering, which was consummated on May 10, 2005.  The Company’s selling stockholder, Philips B.V., received all of the proceeds from the sale of shares in the offering.  In the offering, Philips B.V. sold 33,101 shares of common stock, which represented its entire remaining interest in the Company.

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

Deferred Compensation Expense

During 2003, the Company granted stock options to its employees where the exercise price was less than the fair value of the Company’s common stock on the date of grant. The grant resulted in an aggregate measurement of compensation cost of $3,148, which will be recognized over the vesting period of the awards. The Company expensed $816,  $792 and $764 of the total measured compensation cost during 2003, 2004 and 2005, respectively. During 2004 and 2005, the Company granted restricted stock units to certain directors and employees.  The Company recorded $17,061 and $5,810 in net deferred compensation and amortized to expense $6,224 and $8,353 in compensation cost related to the grants in 2004 and 2005, respectively.  As of December 31, 2005, deferred compensation totaling $9,096 remained and will be recognized over the vesting periods of the corresponding grants.

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

During 2000, the Company’s Board of Directors approved three separate Stock Option Agreements to three employees. The agreements provide for grants of stock options to these employees. Stock options granted under the first Stock Option Agreement total 2,500 shares of common stock, which have been reserved for issuance under this agreement. One fourth of the options under this Stock Option Agreement vest on the employee’s date of hire. Thereafter, one fourth of the shares subject to this Stock Option Agreement vest on each of the first, second and third anniversaries of the employee’s date of hire. Stock options granted under the remaining Stock Option Agreements total 750 shares of common stock, which have been reserved for issuance under these agreements. These options vest monthly over 48 months. All options issued under these Stock Option Agreements have 10-year terms and are adjusted pro rata for any stock dividends, stock splits and reverse stock splits. Upon termination of one of these employees, 536 shares of common stock reserved for issuance under one of the Stock Option Agreements were cancelled in 2001. The remaining two Stock Option Agreements were cancelled in October 2001 and replacement options were granted to these two employees in May 2002.

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

As of December 31, 2005, there were 9,707 shares available for grant under the 2001 Plan, and there were no shares available for grant under the 1988, 1996 or 1998 Plans. The Company has reserved 88, 7,360 and 3,571 shares of common stock for issuance under the 1988, 1996 and 1998 Plans, respectively. All options issued under the 1988, 1996, and 1998 Plans are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

Stock Option Activity

Stock option activity during 2003, 2004 and 2005 is as follows:

	Number of options	Weighted- average exercise price	Options exercisable	Weighted- average exercise price
Balance as of December 31, 2002	7,783	$2.88	5,704	$3.36
Granted (with exercise price equal to fair value on the date of grant)	93	12.04
Granted (with exercise price less than fair value on the date of grant)	714	7.63
Exercised	(182)	1.58
Forfeited	(179)	7.00
Balance as of December 31, 2003	8,229	3.34	6,851	2.94
Granted	508	23.12
Exercised	(215)	4.59
Forfeited	(46)	7.68
Balance as of December 31, 2004	8,476	4.46	7,379	3.00
Granted	627	42.84
Exercised	(3,677)	4.56
Forfeited	(48)	23.16
Balance as of December 31, 2005	5,378	8.70	4,226	2.87

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options outstanding			Options exercisable
Exercise prices	Number of options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of options exercisable	Weighted- average exercise price
$ 1.40	3,726	6.38	$1.40	3,691	$1.40
4.20 – 10.50	450	7.98	7.52	249	6.90
11.90 – 15.40	164	5.22	12.70	131	12.87
22.00	402	8.60	22.00	148	22.00
37.59 – 42.70	534	9.18	42.37	1	38.06
43.70 – 52.50	102	9.31	45.71	6	45.04
	5,378	6.97	$8.70	4,226	$2.87

(10)—Related Party Transactions

Philips and Affiliates

Immediately prior to the secondary public offering described in Note 8, Philips B.V.’s ownership was 33,101 shares of the Company’s common stock, or approximately 37.7% of the total outstanding.

As of December 31, 2003, Philips B.V. held warrants to purchase 3,384 shares of the Company’s common stock. The per share exercise price of the warrants was $0.14. The warrants were granted on various dates between 1997 and 2000 pursuant to the loan agreement described below. The warrants were exercisable through and would have expired on April 1, 2007, were subject to adjustment for stock splits or dividends and had certain antidilution provisions for below market issuances. The warrants were exercised on April 28, 2004 as described in Note 8.

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

Swap Agreement

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V., which was subsequently assigned to an unaffiliated third party in the third quarter of 2004. The purpose of the Swap was to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance is payable by one of the Company’s European subsidiaries to the Company and one of its U.S. subsidiaries, and is due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in the Company’s European business, management concluded that cash flows would be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, the Company adopted a plan for repayment and the loan is no longer designated as permanent in nature.  The terms of the Swap are described in Note 11.

Software License

In October 2004, the Company licensed certain software to Philips for development purposes and provided consulting services related to this software.  The Company did not receive any license fees or consulting fees in 2004 or from January 1, 2005 through May 10, 2005.

Other

The Company entered into transactions with affiliates of Philips N.V., under which the Company received software, software-related consulting services, tax consulting services, fleet services, insurance services, and purchasing services. Total fees incurred for these services of $1,026, $1,336, and $137 are included in operating costs and expenses for the years ended December 31, 2003 and 2004, and from January 1, 2005 through May 10, 2005, respectively.

(11)—Foreign Currency Derivatives

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V. to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The Swap was subsequently assigned to an unaffiliated third party in the third quarter of 2004.  Under the terms of the Swap, the Company’s European subsidiary makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap will be utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of December 31, 2005, the outstanding intercompany obligation was $40,280 and the fair value of the Swap was a liability of $3,265.

The intercompany loan bears interest at one-month U.S. LIBOR. The Swap also provides that the European subsidiary of the Company will pay interest due in euros on a monthly basis to the other party to the Swap in exchange for U.S. dollars at the one-month U.S. LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings.  A gain on the fair value of the Swap of $3,662 and $16,155 were recorded for the years ended December 31, 2004 and 2005, respectively.  The Company recorded a gain of $6,194 and a loss of $11,676 as a result of the remeasurement of the outstanding intercompany obligation for the years ended December 31, 2004 and 2005, respectively.  The Company recorded foreign currency transaction losses of $9,812 and $4,451 during the years ended December 31, 2004 and 2005, respectively, resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(12)—Employee Benefit Plans

The Company sponsors a Savings and Investment Plan (the Plan) that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All of the Company’s employees who have completed three months of service are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of eligible compensation, subject to the maximum amount allowable under Internal Revenue Service regulations. The Plan permits, but does not require, additional matching contributions by the Company. In addition, the Company has sponsored savings and investment plans in its European subsidiaries. The Company contributed $1,602, $2,347 and $2,688 to these defined contribution employee benefit plans for the years ended December 31, 2003, 2004, and 2005, respectively.

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

The following summarizes net revenue on a geographic basis for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	Years ended December 31,
	2003	2004	2005
Net revenue:
Europe	$180,959	267,541	316,208
North America	91,664	125,317	172,789
Asia Pacific	—	—	7,515
Total net revenue	$272,623	392,858	496,512

The following summarizes long-lived assets on a geographic basis as of December 31, 2004 and 2005 (in thousands):

	December 31,
	2004	2005
Property and equipment, net:
Europe	$5,801	5,731
North America	12,367	14,396
Asia Pacific	52	701
Total property and equipment, net	$18,220	20,828

Capitalized software development costs, net:
Europe	$—	—
North America	26,243	25,761
Asia Pacific	—	—
Total capitalized software development costs, net	$26,243	25,761

(14)—Concentrations of Risk

For the year ended December 31, 2005, one customer accounted for 13% of total revenue.  No other customer accounted for 10% or more of total revenue.  For the year ended December 31, 2004, two customers accounted for 16% and 10%, respectively, of total revenue. For the year ended December 31, 2003, two customers accounted for 18% and 12%, respectively, of total revenue.

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

The Company’s aggregate future minimum lease obligations as of December 31, 2005 are as follows:

Year ending December 31:
2006	$13,327
2007	9,918
2008	4,785
2009	3,578
2010	2,799
Thereafter	1,492
$35,899

Total rent expense under operating leases for facilities and equipment was $8,850, $10,795 and $11,449 for the years ended December 31, 2003, 2004, and 2005, respectively.

(16)—Business Combination

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

In addition to the aforementioned consideration, the Company paid $598 in direct costs to acquire the shares of PMI to bring the total purchase price to $29,125.  As part of the purchase price allocation, the Company recorded $35,129 in assets and $6,004 in liabilities.  Included in the total assets were the following intangible assets:

Intangible Asset	Value	Estimated Useful Life
Database	$8,000	10 years
Customer relationships	5,600	7 years
Software	4,000	3 years

The acquired intangible assets will be amortized on a straight-line basis over their estimated useful lives.  In addition, the Company recorded $12,156 in goodwill as of the acquisition date.  The goodwill is not tax-deductible. During the fourth quarter of 2005, the Company decreased goodwill by $872 due to the reallocation of the purchase price.  The remainder of the change in the goodwill from the acquisition date to the balance at December 31, 2005 was related to changes in the exchange rate between the U.S. dollar and Korean won.  Pro forma results of the Company, assuming the acquisition occurred at the beginning of each period presented, would not be materially different from the results presented.

(17)    – Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets subject to amortization as of December 31, 2005 are:

	Gross Assets	Accumulated Amortization	Net Assets
Database	$8,338	(417)	7,921
Customer relationships	5,837	(417)	5,420
Software	4,169	(695)	3,474
Total	$18,344	(1,529)	16,815

The estimated amortization expense for each of the next five years is as follows:

2006	$3,057
2007	3,057
2008	2,363
2009	1,668
2010	1,668

(18)    – Litigation

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that the Company intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices. On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that the Company controls a predominant share of variously defined markets for digital map data and has entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that the Company, through its license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws. On November 2, 2005, the Court dismissed some, but not all, of Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of actions and essentially the same allegations as in its first amended complaint and the Company filed an answer denying Tele Atlas’ claims.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit. Based on a review of the second amended complaint, the Company believes that the allegations are without merit.  The Company intends to take all necessary steps to vigorously defend itself against this action; however, because this matter is in a very early stage, the Company cannot predict its outcome or potential effect, if any, on the Company’s business, financial position or results of operations. A negative outcome could adversely affect the Company’s business, results of operations and financial condition. Even if the Company prevails in this matter, the Company may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on the its reputation with its customers and face similar governmental and private actions based on these allegations.

(19)    – Guarantees

In November 2002, the FASB issued Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issue or modified by the Company after December 22, 2002, if these arrangements are within the scope of the Interpretation.  In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing GAAP, in order to identify if a loss has occurred.  If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications.  Under its standard database and software licensing agreements, the Company agrees to indemnify, defend and hold harmless its licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of Company data and software infringes the intellectual property rights of a third party.  Historically, the Company has not been required to pay any amounts in connection with claims asserted under these provisions, and, accordingly, the Company has not recorded a liability relating to such provisions.

(20)—Quarterly Results (unaudited)

The following table presents the Company’s selected unaudited quarterly results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2004
Net revenue	$79,465	96,600	97,793	119,000
Operating income	15,934	24,845	22,099	31,708
Net income	9,719	15,323	13,596	15,428
Basic earnings per share of common stock *	0.12	0.18	0.16	0.18
Diluted earnings per share of common stock*	0.11	0.17	0.15	0.17
For the year ended December 31, 2005
Net revenue	$104,697	122,832	123,005	145,978
Operating income	24,831	37,442	30,423	41,560
Net income	16,785	25,264	101,115	27,666
Basic earnings per share of common stock*	0.19	0.28	1.11	0.30
Diluted earnings per share of common stock	0.18	0.27	1.07	0.29

* The earnings per share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings per share amounts does not necessarily equal the earnings per share for the year.

NAVTEQ CORPORATION

AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (In thousands):

Year	Balance at Beginning of Year	(1) Additions	(2) Deductions	Balance at End of Year
2003	$2,784	2,071	(490)	4,365
2004	4,365	(461)	(333)	3,571
2005	3,571	2,303	(1,022)	4,852

(1) Provision for (recovery of) bad debts.

(2) Accounts receivable written off against the allowance.