Form 10-Q
period 2006-04-02
NAVTEQ CORP
filed 2006-05-05
CIK 834208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21323

NAVTEQ CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0170321
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

222 Merchandise Mart, Suite 900	(312) 894-7000
Chicago, Illinois 60654	(Registrant’s Telephone Number,
(Address of Principal Executive	Including Area Code)
Offices, including Zip Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☒                    Accelerated filer ☐                              Non-accelerated filer ☐

Indicate by check mark whether the registerant is a shell company (as defined in Rule 12b-2 of the Exchage Act).

Yes☐  No☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of April 19, 2006 was 92,862,273.

References in this Quarterly Report on Form 10-Q to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “may,” “will,” “should” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those set forth under “Item 1A.Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2005	April 2, 2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,070	50,857
Short-term marketable securities	84,299	148,754
Accounts receivable, net of allowance for doubtful accounts of $4,852 and $5,955 in 2005 and 2006, respectively	82,352	82,999
Deferred income taxes	42,584	37,393
Prepaid expenses and other current assets	15,203	16,296
Total current assets	309,508	336,299
Property and equipment, net	20,828	20,391
Capitalized software development costs, net	25,761	25,848
Long-term deferred income taxes, net	169,264	169,585
Long-term marketable securities	49,429	26,822
Acquired intangible assets, net	16,815	18,495
Goodwill	11,778	14,520
Deposits and other assets	12,505	13,317
Total assets	$615,888	625,277
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,572	15,692
Accrued payroll and related liabilities	28,365	21,320
Fair value of foreign currency derivative	3,265	2,645
Other accrued expenses	28,658	24,948
Deferred revenue	38,703	38,705
Total current liabilities	118,563	103,310

Long-term deferred revenue	3,446	3,026
Other long-term liabilities	3,815	3,954
Total liabilities	125,824	110,290
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 92,086 and 92,706 shares issued and outstanding in 2005 and 2006, respectively	92	93
Additional paid-in capital	822,356	820,517
Deferred compensation expense	(9,096)	—
Accumulated other comprehensive loss:
Cumulative translation adjustment	(25,890)	(24,400)
Unrealized holding loss on available-for-sale marketable securities, net of tax	(514)	(523)
Total accumulated other comprehensive loss	(26,404)	(24,923)
Accumulated deficit	(296,884)	(280,700)
Total stockholders’ equity	490,064	514, 987
Total liabilities and stockholders’ equity	$615,888	625,277

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	March 27, 2005	April 2, 2006

Net revenue	$104,697	122,325

Operating costs and expenses:
Database creation and distribution costs	50,888	62,851
Selling, general and administrative expenses	28,978	38,751
Total operating costs and expenses	79,866	101,602

Operating income	24,831	20,723

Other income (expense):
Interest income	649	2,260
Interest expense	(3)	(22)
Foreign currency gain (loss)	(73)	106
Other income (expense)	28	(10)

Income before income taxes	25,432	23,057

Income tax expense	8,647	7,379

Net income before cumulative effect of change in accounting principle	16,785	15,678

Cumulative effect of change in accounting principle, net of income tax of $312	—	506

Net income	$16,785	16,184

Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$0.19	0.17
Diluted	$0.18	0.16

Cumulative effect of change in accounting principle per share of common stock:
Basic	$—	0.01
Diluted	$—	0.01

Earnings per share of common stock:
Basic	$0.19	0.18
Diluted	$0.18	0.17

Weighted average shares of common stock outstanding:
Basic	88,625	92,337
Diluted	93,500	95,533

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Quarter Ended
	March 27, 2005	April 2, 2006
Cash flows from operating activities:
Net income	$16,785	16,184
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(506)
Deferred income taxes	5,213	4,843
Depreciation and amortization	2,101	2,545
Amortization of software development costs	2,931	3,568
Amortization of acquired intangible assets	—	847
Foreign currency (gain) loss	73	(106)
Provision for bad debts	1,052	1,090
Stock compensation expense	2,289	4,016
Tax benefit on non-qualified stock options	3,060	—
Noncash other	252	537
Changes in operating assets and liabilities:
Accounts receivable	(21,807)	(628)
Prepaid expenses and other current assets	(1,621)	(762)
Deposits and other assets	(716)	(119)
Accounts payable	(137)	(4,108)
Accrued payroll and related liabilities	(2,909)	(7,307)
Other accrued expenses	(3,577)	(4,823)
Deferred revenue	3,156	(919)
Other long-term liabilities	(330)	59
Net cash provided by operating activities	5,815	14,411
Cash flows from investing activities:
Acquisition of property and equipment	(1,491)	(2,188)
Capitalized software development costs	(2,995)	(3,655)
Purchases of marketable securities	(36,648)	(90,964)
Sales of marketable securities	28,419	48,890
Payments for acquisitions	—	(4,996)
Note receivable	—	(200)
Purchase of investments	(500)	—
Net cash used in investing activities	(13,215)	(53,113)
Cash flows from financing activities:
Issuance of common stock and related tax benefits	4,170	4,060
Net cash provided by financing activities	4,170	4,060
Effect of exchange rate changes on cash	(850)	429
Net decrease in cash and cash equivalents	(4,080)	(34,213)
Cash and cash equivalents at beginning of period	30,101	85,070
Cash and cash equivalents at end of period	$26,021	50,857
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	22
Cash paid during the period for income taxes	$70	483

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except per share amounts)

(1) — Unaudited Financial Statements

NAVTEQ Corporation (“the Company”) is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal navigation devices (PNDs) and mobile phones; server-based systems, including internet and wireless services; and paper media.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Presentation

The Company’s fiscal quarterly periods in 2006 end on the Sunday closest to the calendar quarter end. The 2005 first quarter had 86 days and the 2006 first quarter had 92 days. The Company’s fiscal year end is December 31.

Certain 2005 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.  The reclassification was related to certain expenses reclassified to “Database creation and distribution costs” that had previously been reported in “Selling, general and administrative expenses.”

(2)—Share-Based Payments

On January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) supersedes SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost will be recognized over the requisite service period based on fair values measured on grant dates. The Company adopted the new standard using the modified prospective transition method.  Accordingly, expense required under SFAS 123(R) has been recorded beginning January 1, 2006. In connection with the adoption of SFAS No. 123(R), the Company recorded a cumulative effect of a change in accounting principle resulting in income of $506 (net of income tax expense of $312). The Company also eliminated the December 31, 2005 balance of deferred compensation of $9,096 by reducing additional paid-in capital.

The Company recognized compensation cost totaling $2,289 and $4,016 for the quarters ended March 27, 2005 and April 2, 2006, respectively, related to its share-based payment arrangements.  The total income tax benefit recognized in the income statement for the quarters ended March 27, 2005 and April 2, 2006 for share-based payment arrangements was $868 and $1,094, respectively.  The total income tax benefit recognized through equity for the quarters ended March 27, 2005 and April 2, 2006 for share-based payment arrangements was $3,060 and $2,255, respectively.  The Company has elected to use tax law ordering rules when calculating the income tax benefit associated with its share-based payment arrangements.  In addition, the Company elected to use the simplified method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) as prescribed by FASB Staff Position 123(R)-3, “Transition Election related to Accounting for the Tax Effects of Share-Based Payment Awards.”  The total compensation cost related to nonvested awards not yet recognized as of April 2, 2006 was $37,430 and will be recognized over a weighted-average period of 1.76 years.

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

As of April 2, 2006, there were 9,067 shares available for grant under the 2001 Plan, and there were no shares available for grant under the 1988, 1996 or 1998 Plans. The Company has reserved 88, 7,360 and 3,571 shares of common stock for issuance under the 1988, 1996 and 1998 Plans, respectively. All options issued under the 1988, 1996, and 1998 Plans are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

Stock Options

For grants made prior to the adoption of SFAS 123(R), compensation expense is recognized ratably over the vesting periods of each tranche of the stock options using a fair value calculated as of the date of grant using the Black-Scholes method with the following weighted-average assumptions for the quarter ended March 27, 2005: no dividends, 60% volatility, risk-free interest rate of 3.88%, and expected life of 4.9 years.  The weighted-average fair value for grants made during the quarter ended March 27, 2005 was $23.11 per share.

For grants made subsequent to the adoption of SFAS 123(R), compensation expense is recognized on a straight-line basis over the vesting period of the full award using a fair value calculated using a binomial model.  The binomial model utilizes expected volatility, risk-free interest rate, dividend yields, as well as early exercise multiples and post-vesting exit rates to determine an expected life of the option.  The weighted-average assumptions for the quarter ended April 2, 2006 were as follows: no dividends, 45% expected volatility, risk-free interest rate of 4.70%, and an expected life of 5.3 years.  The expected volatility was estimated by primarily using the implied volatility derived from the Company’s publicly traded stock options.   The weighted-average fair value for grants made during the quarter ended April 2, 2006 was $21.41 per share.

Stock option activity during the quarter ended April 2, 2006 is as follows:

	Number of options	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 31, 2005	5,378	$8.70
Granted	584	46.92
Exercised	(577)	5.12
Forfeited	(8)	39.78
Outstanding as of April 2, 2006	5,377	$13.25	7.04	$201,143
Exercisable as of April 2, 2006	3,918	$4.32	6.37	$181,562

The total intrinsic value of all options exercised during the quarters ended March 27, 2005 and April 2, 2006 was $72,990 and $24,281, respectively.

Restricted Stock Units

The Company also grants restricted stock units (RSUs) to certain directors and employees under the Company’s 2001 Stock Incentive Plan. The RSUs are securities that require the Company to deliver one share of common stock to the holder for each vested unit. The RSUs vest 25% per year over a four-year period.  For grants made prior to the adoption of SFAS 123(R), compensation expense is recognized ratably over the vesting periods of each tranche of the restricted stock units using a fair value equal to the fair market value of the Company’s common stock on the date of grant.  For grants made subsequent to the adoption of SFAS 123(R), compensation expense is recognized on a straight-line basis over the vesting period of the full award using a fair value equal to the fair market value of the Company’s common stock on the date of grant.  The weighted-average fair value of grants made during the quarters ended March 27, 2005 and April 2, 2006 were $42.78 and $46.92, respectively.

In addition, the Company also granted performance-based RSUs to certain executives during the first quarter of 2006.  The number of these RSUs that will be earned is dependent upon meeting revenue and net income goals for fiscal year 2006.  The fair value of each RSU is based on the fair market value of the Company’s stock on the date of grant.  The total expense is determined each period during 2006 based on the expected number of RSUs that will be earned, which is 177 as of April 2, 2006.

Restricted stock unit activity during the quarter ended April 2, 2006 is as follows:

	Number of units	Weighted-average grant date fair value
Outstanding as of December 31, 2005	712	$26.21
Granted	241	46.92
Vested	(63)	31.77
Forfeited	(1)	43.80
Outstanding as of April 2, 2006	889	$31.41

The total fair value of all restricted stock units that vested during the quarters ended March 27, 2005 and April 2, 2006 was $1,339 and $2,802, respectively.

Pre-Adoption Pro Forma Information

Prior to adopting SFAS 123(R), the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock-based awards to employees.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied in the quarter ended March 27, 2005.

Information as Reported
Stock-based employee compensation expense included in net income, net of tax	$1,511
Net income	$16,785
Basic earnings per share	$0.19
Diluted earnings per share	$0.18

Information calculated as if fair value method had applied to all awards:
Stock-based employee compensation expense determined under fair value method, net of tax	$2,517
Pro forma net income	$15,779
Pro forma basic earnings per share	$0.18
Pro forma diluted earnings per share	$0.17

(3) — Comprehensive Income

Comprehensive income for the quarters ended March 27, 2005 and April 2, 2006 was as follows:

	Quarter Ended
	March 27,	April 2,
	2005	2006

Net income	$16,785	16,184
Foreign currency translation adjustment	1,596	1,490
Unrealized holding loss on available-for-sale marketable securities	(232)	(9)
Comprehensive income	$18,149	17,665

(4) — Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters ended March 27, 2005 and April 2, 2006 was calculated as follows:

	Quarter Ended
	March 27, 2005	April 2, 2006
Numerator:
Net income before cumulative effect of change in accounting principle	$16,785	15,678

Cumulative effect of change in accounting principle	—	506

Net income	$16,785	16,184

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	88,625	92,337
Effect of dilutive securities:
Employee stock options	4,479	2,798
Restricted stock units	396	398
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	93,500	95,533

Earnings per share:
Basic	$0.19	0.17
Diluted	$0.18	0.16

Cumulative effect of change in accounting principle per share:
Basic	$—	0.01
Diluted	$—	0.01

Earnings per share:
Basic	$0.19	0.18
Diluted	$0.18	0.17

Outstanding options to purchase 37 and 840 shares of common stock at March 27, 2005 and April 2, 2006, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(5) — Enterprise-wide Disclosures

The Company operates in one business segment and therefore does not report operating income, identifiable assets and/or other resources related to business segments. Revenues for geographic data of Europe, the United States/Canada and Korea are attributed to Europe, Middle East, and Africa (“EMEA”) (the Netherlands), Americas (United States) and Asia Pacific (Korea) based on the entity that executed the related licensing agreement.  Revenues for geographic data for Central and South America are attributed to Americas.  Revenues for geographic data for countries outside of Europe, the Americas and Korea are attributed to EMEA, and are not material.

The following summarizes net revenue on a geographic basis for the quarters ended March 27, 2005 and April 2, 2006:

	Quarter Ended
	March 27,	April 2,
	2005	2006
Net revenue:
EMEA	$71,985	76,604
Americas	32,712	43,918
Asia Pacific	—	1,803
Total net revenue	$104,697	122,325

The following summarizes long-lived assets on a geographic basis as of December 31, 2005 and April 2, 2006:

	December 31,	April 2,
	2005	2006

Property and equipment, net:
EMEA	$5,731	5,942
Americas	14,396	13,844
Asia Pacific	701	605
Total property and equipment, net	$20,828	20,391

Capitalized software development costs, net:
EMEA	$—	—
Americas	25,761	25,848
Asia Pacific	—	—
Total capitalized software development costs, net	$25,761	25,848

(6) — Concentrations of Risk

Approximately 16% and 19% of the Company’s revenue for the quarters ended April 2, 2006 and March 27, 2005, respectively, was from one customer.

(7) — Foreign Currency Derivative

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

Under the terms of the Swap, one of the Company’s European subsidiaries makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of April 2, 2006, the outstanding intercompany obligation was $24,954 and the fair value of the Swap was a liability of $2,645.

The intercompany loan bears interest at one-month U.S. LIBOR. The Swap also provides that this European subsidiary of the Company will pay interest due in euros on a monthly basis to the other party to the Swap in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap are recognized in current period earnings. Gains on the fair value of the Swap of $696 and $5,118 were recorded for the quarters ended March 27, 2005 and April 2, 2006, respectively. A foreign currency translation loss of $4,472 and a foreign currency translation gain of $819 were recognized as a result of the remeasurement of the outstanding intercompany obligation at March 27, 2005 and April 2, 2006, respectively.  A foreign currency transaction gain of $634 and a foreign currency transaction loss of $1,518 were recognized in earnings during the quarters ended March 27, 2005 and April 2, 2006, respectively, resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(8) —Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer. Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006. As of April 2, 2006, $8,553 remained in the balance of short-term deferred revenue related to this agreement.  As of December 31, 2005, $10,000 remained in the balance of short-term deferred revenue related to this agreement.   In addition, the customer has an obligation to the Company of $20,000 payable on January 15, 2007 related to license fees in 2007 and 2008, which has not been reflected in the accompanying consolidated balance sheets.

(9) —Goodwill and Intangible Assets

During the first quarter of 2006, the Company acquired the gedas MapIT business for $4,996, including the direct costs of the acquisition.  In connection with this acquisition, the Company recorded identifiable intangible assets, primarily a map database, of $1,991 and goodwill of $2,311.  The remainder of the change in goodwill during the first quarter was related to changes in foreign currency exchange rates.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share amounts)

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

Revenue

We generate revenue primarily through the licensing of our database in EMEA and Americas. The largest portion of our revenue comes from digital map data used in self-contained hardware and software systems installed in vehicles. We believe that there are two key factors that affect our performance with respect to this revenue: the number of automobiles sold for which navigation systems are either standard or an option (“adoption”) and the rate at which car buyers select navigation systems as an option (“take-rate”).

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

In addition, the market for products and services that use our database is evolving, and we believe that much of our future success depends upon the development of a wider variety of products and services that use our database. This includes growth in location-enabled mobile devices, such as mobile phones, personal navigation devices (PNDs), personal digital assistants (PDAs), and other products and services that use digital map data. Our revenue growth is driven, in part, by the rate at which consumers and businesses purchase these products and services, which in turn is affected by the availability and functionality of such products and services. We believe that both of these factors have increased in recent years and will continue to increase for at least the next few years. However, even if these products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will enable us to maintain profitable operations. Moreover, the market for map information is highly competitive, and competitive pressures in this area may result in price reductions for our database, which could materially adversely affect our business and prospects.  As revenue from location-enabled mobile devices becomes a higher percentage of our revenue, we expect that our total revenue will have a more seasonal pattern with first quarter revenue generally being relatively weaker than other quarters and fourth quarter revenue generally being relatively stronger than other quarters.

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

During the first quarter of 2006, we conducted a review of the classification of our operating expenses.   As a result of this review, costs associated with certain functional groups historically classified in selling, general and administrative expenses were reclassified as database creation and distribution costs.  Certain operating expenses in previously reported periods have been reclassified to conform to this presentation.  Total operating expenses were not affected by the reclassification.

Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. We anticipate that operating expenses will continue to increase as our growth and development activities continue, including further development and enhancement of our database and increasing our sales and marketing efforts.

On January 1, 2006, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  This requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost will be recognized over the requisite service period based on fair values measured on grant dates.  During the first quarter of 2006, we recognized stock-based compensation expense of $4,016.  We also recorded a cumulative effect of changing to SFAS No. 123(R) resulting in income of $506 (net of income tax expense of $312).  We expect stock-based compensation expense for 2006 to total approximately $15,000.

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

As of June 27, 2004, we had fully reserved for the tax benefits related to the interest expense carryforwards as we believed it was more likely than not that the benefits would not be realized.  At such time, we believed it was more likely than not that we would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of a controlling interest in us by Philips Consumer Electronics Services B.V. (Philips) and (2) uncertainty about our ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. During the third quarter of 2004, Philips relinquished its controlling interest in us after our initial public offering.  We are now allowed to deduct the deferred interest expense in tandem with our net operating loss carryforwards.  As a result, we reevaluated, in the third quarter of 2004, whether it was more likely than not that the tax benefits associated with our net operating loss carryforwards together with our interest expense carryforwards would be realized.  Based on that evaluation, we determined the amount of net deferred tax assets that we believed was more likely than not that we would realize.  Our estimate of the deferred tax assets that we expected was more likely than not to be realized did not require us to record an adjustment to the balance of the related valuation allowance prior to the third quarter of 2005.

During the third quarter of 2005, we recorded an income tax benefit of $83,270 related to the reversal of the valuation allowance on a portion of our deferred tax assets.  We also recorded the reversal of tax benefits of $1,836 related to deferred compensation.   In addition, we reversed the valuation allowance on deferred tax assets associated with stock-based compensation, which resulted in an increase to additional paid-in capital of $34,552.  We reassessed the realizability of the deferred tax assets and made the determination that it is more likely than not that we would be able to realize the benefits of the deferred tax assets related to net operating loss carryforwards and deferred interest credits in the United States.  In reaching the determination, we considered both positive and negative evidence. Positive evidence included our strong recent revenue growth and operating performance, expectations regarding the generation of future taxable income, the length of available carryforward periods, our market position and the expected growth of the market. Negative evidence included our history of operating losses through 2001 and the likelihood of increased competition and loss of a significant customer. From that analysis, we determined that sufficient evidence existed to conclude that it was more likely than not that the benefits of certain of the deferred tax assets will be realized. Accordingly, we reversed the related valuation allowance.  As of April 2, 2006, we had a valuation allowance for deferred tax assets of $2,229 related to Canadian net operating loss carryforwards and research and experimental tax credits.

Legislation was enacted in The Netherlands during the fourth quarter of 2005 that reduced the 2006 statutory corporate income tax rate to 29.6% from 30.5%.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of April 2, 2006, we had an accumulated deficit of $280,700. We had historically financed our operations with borrowings from Philips and the sale of preferred stock to Philips. Philips has no obligation to provide us with any additional financing in the future.

As of April 2, 2006, our balance of cash and cash equivalents and marketable securities was $226,433, compared to our cash and cash equivalents and marketable securities as of December 31, 2005 in the amount of $218,798, which represents an increase of $7,635. In addition, we have generated positive cash flow from operations for the past seventeen quarters.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” For the quarter ended April 2, 2006, we generated approximately 64% of our net revenue and incurred approximately 46% of our total expenses in foreign currencies.  Our European operations reported revenue of $76,604 for the quarter ended April 2, 2006. Due to a decrease in the exchange rate of the euro against the dollar, as compared to the first quarter of 2005, European revenue was approximately $6,000 lower than what would be reported if the exchange rate had not decreased.  Based on this quarter’s results, every one cent change in the exchange rate of the euro against the dollar results in approximately a $625 change in our quarterly revenue and approximately a $275 change in our quarterly operating income. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue for the foreseeable future. Approximately 16% and 19% of our revenue for the quarters ended April 2, 2006 and March 27, 2005, respectively, was from one customer. Our top fifteen customers accounted for approximately 75% of our revenue for the quarter ended April 2, 2006.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that, of the significant policies used in the preparation of our consolidated financial statements, the following are critical accounting estimates, which may involve a higher degree of judgment and complexity. Management has discussed the development and selection of these critical accounting estimates with our Audit Committee, and our Audit Committee has reviewed this disclosure.

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

Impairment of Long-lived Assets

As of December 31, 2005 and April 2, 2006, our long-lived assets consisted of property and equipment, internal-use software and acquired intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

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

As of April 2, 2006, we had a valuation allowance for deferred tax assets of $2,229 related to Canadian net operating loss carryforwards, and research and experimental tax credits.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could affect our financial position and net income, may be required.

Results of Operations

Comparison of Quarters Ended March 27, 2005 and April 2, 2006

Operating Income, Net Income and Earnings Per Share of Common Stock. Our operating income decreased from $24,831 during the first quarter of 2005 to $20,723 in the first quarter of 2006, due primarily to growth in operating expenses, offset by our revenue growth in 2006. Our net income decreased from $16,785 in the first quarter of 2005 to $16,184 in the first quarter of 2006 due to lower operating income offset by the reduction of our effective income tax rate as well as the recording of the cumulative effect of change in accounting principle of $506 upon the adoption of SFAS 123(R). Basic earnings per share of common stock were $0.19 and $0.18 for the first quarters of 2005 and 2006, respectively. Diluted earnings per share of common stock were $0.18 and $0.17 for the first quarters of 2005 and 2006, respectively.  Diluted earnings per share before the cumulative effect of change in accounting principle were $0.18 and $0.16 for the first quarters of 2005 and 2006, respectively.

The following table highlights changes in selected financial statement line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table.

	Quarter Ended
	March 27, 2005	April 2, 2006	Change	% Change
Net revenue	$104,697	122,325	17,628	16.8%
Database creation and distribution costs	50,888	62,851	11,963	23.5%
Selling, general and administrative expenses	28,978	38,751	9,773	33.7%
Income tax expense	8,647	7,379	(1,268)	(14.7)%

Net Revenue. The increase in net revenue was due to a significant increase in database licensing, resulting primarily from increased unit sales to customers. Growth occurred in all geographic regions during the first quarter of 2006, as EMEA revenue increased 6.4% from $71,985 in the first quarter of 2005 to $76,604 in the first quarter of 2006, and Americas revenue increased 34.3% from $32,712 in the first quarter of 2005 to $43,918 in the first quarter of 2006. EMEA and Americas revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors, automobile manufacturers and mobile device manufacturers. Differences in foreign currency translation decreased revenue within the EMEA operations by approximately $6,000 during the first quarter of 2006 as compared to the first quarter of 2005 due to the weakening of the euro. Excluding the effect of foreign currency translation, EMEA revenue would have grown 14.8%. Approximately 16% and 19% of our revenue for the first quarter of 2006 and 2005, respectively, was from one customer.

Database Creation and Distribution Costs. The increase in database creation and distribution costs was due primarily to geographic expansion, quality improvements and costs of our Korean subsidiary, which was acquired during the third quarter of 2005. The capitalization of $2,995 and $3,655 of development costs for internal-use software in the first quarter of 2005 and 2006, respectively, reduced our expenses in those periods. A favorable foreign currency translation effect within European operations decreased expenses in the first quarter of 2006 by approximately $2,400, when compared to the first quarter of 2005.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings and expenses related to improving our infrastructure to support future growth. Stock-based compensation expense accounted for $3,219 of our selling, general and administrative expense in the first quarter of 2006 compared to $2,183 in the first quarter of 2005. Included in selling, general and administrative costs during the first quarter of 2005 and 2006 was approximately $1,500 and $500, respectively, of costs related to our obligation to match social taxes on employee stock option exercises. A favorable foreign currency translation effect within European operations decreased expenses in the first quarter of 2006 by approximately $800, when compared to the first quarter of 2005.

Income Tax Expense. The decrease in income tax expense is due to the decrease in operating income combined with a lower effective tax rate in 2006. The effective tax rate in the first quarter of 2006 was 32.0% as compared to 34.0% in the first quarter of 2005. The decrease in the effective tax rate was primarily due to a lower statutory corporate income tax rate in The Netherlands, which was the result of legislation enacted during the fourth quarter of 2005 that reduced the 2006 statutory corporate income tax rate to 29.6%.  The 2005 statutory corporate income tax in The Netherlands was 31.5%.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of April 2, 2006, cash and cash equivalents and marketable securities totaled $226,433.

On November 30, 2005, we extended and increased, through our operating subsidiary for North America, our revolving line of credit that is now scheduled to mature on December 1, 2006.  Pursuant to the terms of the line of credit, we may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  We have guaranteed our operating subsidiary’s obligations under this facility.  As of April 2, 2006, there were no outstanding borrowings against this line of credit.

Since the first quarter of 2002, our operations have continued to produce positive cash flows. The cash flows have been driven by increased demand for our products and our ability to deliver these products profitably and collect receivables from our customers effectively. These funds have allowed us to make investments required to grow the business and have provided us excess cash.  Since August 2004, we have invested cash balances in excess of our short-term operational needs in cash equivalents and marketable securities of high credit quality.

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

Cash and cash equivalents decreased by $34,213 during the quarter ended April 2, 2006. The changes in cash and cash equivalents are as follows for the quarters ended:

	March 27, 2005	April 2, 2006
Cash provided by operations	$5,815	14,411
Cash used in investing activities	(13,215)	(53,113)
Cash provided by financing activities	4,170	4,060
Effect of exchange rates on cash	(850)	429
Decrease in cash and cash equivalents	$(4,080)	(34,213)

Operating Activities

In the first quarter of 2005 and 2006, respectively, we generated positive cash flow from operations. In both periods, cash flow from operations was driven by positive operating results, which in turn was driven by increased demand for our products. Our accounts receivable balance increased $21,807 in the first quarter of 2005 due to revenue growth and the timing of billing toward the end of each respective period.  Accrued payroll and related liabilities decreased $7,307 in the first quarter of 2006 due to the payment of 2005 annual compensation obligations during 2006.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, investments in marketable securities and capital expenditures. We experienced temporary excess funds that were provided from operations in the first quarter of 2006. We invested those excess funds in cash equivalents and marketable securities.  During the first three months of 2005 and 2006, we invested an additional $8,229 and $42,074, respectively, in marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $2,995 and $3,655 for the first quarter of 2005 and 2006, respectively. We expect the capitalized costs related to software developed for internal use to be approximately $7,000 to $9,000 for the full year of 2006.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $1,491 and $2,188 during the first quarter of 2005 and 2006, respectively. We expect total capital expenditures to be approximately $12,000 to $14,000 for the full year of 2006.

In addition, during the first quarter of 2006, we paid $4,996 to acquire a map database and other assets in Mexico.

Financing Activities

In the first quarters of 2005 and 2006, we received $4,170 and $4,060, respectively, related to the issuance of common stock pursuant to our stock incentive plans. The amount in the first quarter of 2006 included related tax benefits totaling $2,255.

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

Prior to April 22, 2003, we had not engaged in activities to hedge our foreign currency exposures. On that day, we entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Koninklijke Philips Electronics N.V. to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of the intercompany obligation. The Swap was assigned to an unaffiliated third party in the third quarter of 2004.  The Swap was not designated for hedge accounting. Under the terms of the Swap, one of the Company’s European subsidiaries makes payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap are utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187.1 million at April 22, 2003. The Swap has a maturity date of December 22, 2006 and provides for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. As of April 2, 2006, the outstanding intercompany obligation was $25.0 million.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our Swap. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of April 2, 2006, a 10% decrease in the value of the euro against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our Swap liability of $2.8 million, while a 10% increase in the value of the euro against the U.S. dollar would result in an increase in the fair value of our Swap liability of $2.8 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of April 2, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the first quarter of 2006) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.    Exhibits

10.1         Form of Restricted Stock Unit Agreement applicable to vice president-level employees and above under NAVTEQ Corporation’s 2001 Stock Incentive Plan, which is incorporated by reference to the Company’s Current Report on Form 8-K dated March 3, 2006.

31.1         Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2006

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil T. Smith
Neil T. Smith
Vice President and Corporate Controller (Principal Accounting Officer)