Form 10-Q
period 2006-07-02
NAVTEQ CORP
filed 2006-08-04
CIK 834208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐  No  ☒.

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of July 24, 2006 was 93,268,382.

References in this Quarterly Report on Form 10-Q to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “may,” “will,” “should” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, “Part II — Item 1A. Risk Factors” in this quarterly report and elsewhere in this document. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2005	July 2, 2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,070	49,117
Short-term marketable securities	84,299	184,367
Accounts receivable, net of allowance for doubtful accounts of $4,258 and $8,504 in 2005 and 2006, respectively	82,352	85,181
Deferred income taxes, net	42,584	19,526
Prepaid expenses and other current assets	15,203	16,451
Total current assets	309,508	354,642
Property and equipment, net	20,828	21,655
Capitalized software development costs, net	25,761	24,041
Long-term deferred income taxes, net	169,264	179,289
Long-term marketable securities	49,429	26,065
Acquired intangible assets, net	16,815	18,117
Goodwill	11,778	15,133
Deposits and other assets	12,505	12,422
Total assets	$615,888	651,364
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,572	12,978
Accrued payroll and related liabilities	28,365	26,368
Other accrued expenses	28,658	27,139
Deferred revenue	38,703	32,865
Fair value of foreign currency derivative	3,265	—
Total current liabilities	118,563	99,350

Long-term deferred revenue	3,446	2,932
Other long-term liabilities	3,815	2,796
Total liabilities	125,824	105,078
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 92,086 and 93,223 shares issued and outstanding in 2005 and 2006, respectively	92	93
Additional paid-in capital	822,356	824,883
Deferred compensation expense	(9,096)	—
Accumulated other comprehensive loss:
Cumulative translation adjustment	(25,890)	(21,265)
Unrealized holding loss on available-for-sale marketable securities, net of tax	(514)	(489)
Total accumulated other comprehensive loss	(26,404)	(21,754)
Accumulated deficit	(296,884)	(256,936)
Total stockholders’ equity	490,064	546,286
Total liabilities and stockholders’ equity	$615,888	651,364

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 26, 2005	July 2, 2006	June 26, 2005	July 2, 2006

Net revenue	$122,832	135,945	$227,529	258,270

Operating costs and expenses:
Database creation and distribution costs	57,433	65,686	108,321	128,537
Selling, general and administrative expenses	27,957	37,133	56,935	75,884
Total operating costs and expenses	85,390	102,819	165,256	204,421

Operating income	37,442	33,126	62,273	53,849

Other income (expense):
Interest income, net	787	2,566	1,433	4,803
Foreign currency gain (loss)	63	(530)	(10)	(424)
Other income (expense)	(13)	(2)	15	(11)

Income before income taxes	38,279	35,160	63,711	58,217

Income tax expense	13,015	11,396	21,662	18,775

Net income before cumulative effect of change in accounting principle	25,264	23,764	42,049	39,442

Cumulative effect of change in accounting principle, net of income tax of $312	—	—	—	506

Net income	$25,264	23,764	$42,049	39,948

Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$0.28	0.26	$0.47	0.43
Diluted	$0.27	0.25	$0.45	0.41

Cumulative effect of change in accounting principle per share of common stock:
Basic	$—	—	$—	0.01
Diluted	$—	—	$—	0.01

Earnings per share of common stock:
Basic	$0.28	0.26	$0.47	0.43
Diluted	$0.27	0.25	$0.45	0.42

Weighted average shares of common stock outstanding:
Basic	89,773	93,023	89,199	92,680
Diluted	93,854	95,754	93,678	95,644

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 26, 2005	July 2, 2006
Cash flows from operating activities:
Net income	$42,049	39,948
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(506)
Deferred income taxes	18,230	13,661
Depreciation and amortization	4,162	5,317
Amortization of software development costs	6,115	7,256
Amortization of acquired intangible assets	—	1,717
Foreign currency loss	10	424
Provision for bad debts	1,787	4,739
Stock compensation expense	4,819	8,542
Tax benefit on non-qualified stock options	3,060	—
Noncash other	572	845
Changes in operating assets and liabilities:
Accounts receivable	(27,490)	(3,997)
Prepaid expenses and other current assets	(2,477)	(545)
Deposits and other assets	(1,005)	981
Accounts payable	(2,671)	(7,198)
Accrued payroll and related liabilities	(3,521)	(2,879)
Other accrued expenses	(3,716)	(7,024)
Deferred revenue	3,256	(7,642)
Other long-term liabilities	(714)	(1,235)
Net cash provided by operating activities	42,466	52,404
Cash flows from investing activities:
Acquisition of property and equipment	(2,532)	(5,919)
Capitalized software development costs	(6,128)	(5,536)
Purchases of marketable securities	(84,287)	(197,687)
Sales of marketable securities	69,234	120,616
Purchase of investments	(500)	—
Payments for acquisitions	—	(5,044)
Note receivable	—	(300)
Net cash used in investing activities	(24,213)	(93,870)
Cash flows from financing activities:
Issuance of common stock and related tax benefits	2,667	3,900
Net cash provided by financing activities	2,667	3,900
Effect of exchange rate changes on cash	(3,290)	1,613
Net increase (decrease) in cash and cash equivalents	17,630	(35,953)
Cash and cash equivalents at beginning of period	30,101	85,070
Cash and cash equivalents at end of period	$47,731	49,117
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10	6
Cash paid during the period for income taxes	$426	1,098

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except per share amounts)

(1)—Unaudited Financial Statements

NAVTEQ Corporation and subsidiaries (“the Company”) is a leading provider of digital map information and related software and services used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal navigation devices (PNDs) and mobile phones; server-based systems, including internet and wireless services; and paper media.

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

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday closest to the calendar quarter end.  The 2005 second quarter had 91 days and the 2006 second quarter had 91 days.  The 2005 year to date period had 177 days and the 2006 year to date period had 183 days.  The Company’s fiscal year end is December 31.

Certain 2005 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2006 presentation. The reclassification was related to certain expenses reclassified to “Database creation and distribution costs” that had previously been reported in “Selling, general, and administrative expenses.”

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

The Company recognized compensation cost totaling $2,530 and $4,526 for the quarters ended June 26, 2005 and July 2, 2006, respectively, related to its share-based payment arrangements and $4,819 and $8,542 for the six months ended June 26, 2005 and July 2, 2006, respectively, in the condensed consolidated statements of income.  The total income tax benefit recognized in the income statement for the quarters ended June 26, 2005 and July 2, 2006 for share-based payment arrangements was $988 and $1,397, respectively, and $1,856 and $2,492 for the six months ended June 26, 2005 and July 2, 2006, respectively.   The total income tax benefit recognized in additional paid in capital for the quarters ended June 26, 2005 and July 2, 2006 for share-based payment arrangements was $0 and $557, respectively, and $3,060 and $2,812 for the six months ended June 26, 2005 and July 2, 2006, respectively.  The Company has elected to use tax law ordering rules when calculating the income tax benefit associated with its share-based payment arrangements.  In addition, the Company elected to use the simplified method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) as prescribed by FASB Staff Position 123(R)-3, “Transition Election related to Accounting for the Tax Effects of Share-Based Payment Awards.”  The total compensation cost related to nonvested awards not yet recognized as of July 2, 2006 was $39,117 and will be recognized over a weighted-average period of 1.71 years.

In April 1996, the Company’s Board of Directors approved the 1996 Stock Option Plan (1996 Plan). The 1996 Plan was amended and restated by the Company’s Board of Directors in June 1996, and amended in August 2000. The 1996 Plan, as amended, provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries; provided, however, that no employee may be granted an option for more than 1,429 shares in any one fiscal year. The 1996 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1996 Plan prior to August 2000 generally have 10-year terms and vest monthly over 48 months. Stock options granted under the 1996 Plan after the amendment in August 2000 generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the employee’s date of hire and the remaining options vest monthly over the next 36 months.

In October 1998, the Company’s Board of Directors approved the 1998 California Stock Option Plan (1998 Plan). The 1998 Plan was amended in August 2000. The 1998 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 1998 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1998 Plan prior to August 2000 generally have 10-year terms and vest monthly over 48 months. Stock options granted under the 1998 Plan after the August 2000 amendment generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the anniversary of the date of grant or the employee’s date of hire and the remaining options vest monthly over the next 36 months.

In August 2001, the Company’s Board of Directors approved the 2001 Stock Incentive Plan (2001 Plan). The 2001 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 2001 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 2001 Plan prior to May 9, 2006 generally had 10-year terms and vest as follows: 25% of the options granted vest on the anniversary of the date of grant and the remaining options vest monthly over the next 36 months.

In February 2006, the Company’s Board of Directors approved the Amended and Restated 2001 Stock Incentive Plan (2001 Amended Plan) (i) to permit compensation payable to our named executive officers under the 2001 Amended Plan to constitute “qualified performance-based compensation” and to therefore be deductible to the Company without regard to the limitations imposed by Section 162(m) of the Internal Revenue Code, (ii) to limit the number of shares of our common stock that may be issued under the 2001 Amended Plan in respect of restricted stock, restricted stock units or other similar “full value: awards, (iii) to eliminate the automatic termination of the 2001 Amended Plan in 2011, (iv) to limit the terms of stock options and stock appreciation rights granted under the 2001 Amended Plan to eight years, (v) to prohibit the Company from “repricing” (without stockholder approval) stock options or stock appreciation rights granted under the 2001 Amended Plan, (vi) to prohibit the grant of stock options or stock appreciation rights with an exercise price less than the per share fair market value of our common stock on the date of grant, and (vii) to clarify certain existing provisions of the 2001 Plan.  The Company’s stockholders approved the 2001 Amended Plan in May 2006.  Stock options granted under the 2001 Amended Plan generally have 8-year terms and vest as follows: 25% of the options granted vest on the anniversary of the date of grant and the remaining options vest monthly over the next 36 months.  The Company has reserved 10,931 shares of common stock for issuance under the 2001 Amended Plan. All options issued under the 2001 Amended Plan are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

As of July 2, 2006, there were 8,976 shares available for grant under the 2001 Amended Plan, and there were no shares available for grant under the 1996 or 1998 Plans. The Company has reserved 7,360 and 3,571 shares of common stock for issuance under the 1996 and 1998 Plans, respectively. All options issued under the 1996 and 1998 Plans are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

Stock Options

For grants made prior to the adoption of SFAS 123(R), compensation expense is recognized ratably over the vesting periods of each tranche of the stock options using a fair value calculated as of the date of grant using the Black-Scholes method with the following weighted-average assumptions for the six months ended June 26, 2005: no dividends, 60% volatility, risk-free interest rate of 3.88%, and expected life of 4.9 years.  The weighted-average fair value for grants made during the six months ended June 26, 2005 was $23.01 per share.

For grants made subsequent to the adoption of SFAS 123(R), compensation expense is recognized on a straight-line basis over the vesting period of the full award using a fair value calculated using a binomial model.  The binomial model utilizes expected volatility, risk-free interest rate, dividend yields, as well as early exercise multiples and post-vesting exit rates to determine an expected life of the option.  The weighted-average assumptions for the six months ended July 2, 2006 were as follows: no dividends, 45% expected volatility, risk-free interest rate of 4.75%, and an expected life of 5.3 years.  The expected volatility was estimated by primarily using the implied volatility derived from the Company’s publicly traded stock options.   The weighted-average fair value for grants made during the six months ended July 2, 2006 was $21.37 per share.

Stock option activity during the six months ended July 2, 2006 is as follows:

	Number of options	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 31, 2005	5,378	$8.70
Granted	692	46.77
Exercised	(999)	4.92
Forfeited	(30)	36.58
Outstanding as of July 2, 2006	5,041	$14.57	6.89	$134,640
Exercisable as of July 2, 2006	3,624	$4.92	6.18	$127,558

The total intrinsic value of all options exercised during the six months ended July 2, 2006 was $41,801.

Restricted Stock Units

The Company also grants restricted stock units (RSUs) to certain directors and employees under the Company’s 2001Amended Plan. The RSUs are securities that require the Company to deliver one share of common stock to the holder for each vested unit. The RSUs vest 25% per year over a four-year period.  For grants made prior to the adoption of SFAS 123(R), compensation expense is recognized ratably over the vesting periods of each tranche of the restricted stock units using a fair value equal to the fair market value of the Company’s common stock on the date of grant.  For grants made subsequent to the adoption of SFAS 123(R), compensation expense is recognized on a straight-line basis over the vesting period of the full award using a fair value equal to the fair market value of the Company’s common stock on the date of grant.  The weighted-average fair value of grants made during the six months ended June 26, 2005 and July 2, 2006 were $42.59 and $46.89, respectively.

In addition, the Company also granted performance-based RSUs to certain employees during the first six months of 2006.  The number of these RSUs that will be earned is dependent upon meeting revenue and net income goals for fiscal year 2006.  The fair value of each RSU is based on the fair market value of the Company’s stock on the date of grant.  The total expense is determined each period during 2006 based on the expected number of RSUs that will be earned, which is $256 as of July 2, 2006.

Restricted stock unit activity during the six months ended July 2, 2006 is as follows:

	Number of units	Weighted-average grant date fair value
Outstanding as of December 31, 2005	712	$26.21
Granted	325	46.89
Vested	(220)	24.95
Forfeited	(6)	35.79
Outstanding as of July 2, 2006	811	$34.78

The total fair value of all restricted stock units that vested during the six months ended July 2, 2006 was $9,355.

Pre-Adoption Pro Forma Information

Prior to adopting SFAS 123(R), the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock-based awards to employees.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied in the quarter and six months ended June 26, 2005:

	Quarter ended June 26, 2005	Six Months Ended June 26, 2005
Information as Reported
Stock-based employee compensation expense included in net income, net of tax	$1,670	3,181
Net income	$25,264	42,049
Basic earnings per share	$0.28	0.47
Diluted earnings per share	$0.27	0.45

Information calculated as if fair value method had applied to all awards:
Stock-based employee compensation expense determined under fair value method, net of tax	$3,216	5,656
Pro forma net income	$23,718	39,574
Pro forma basic earnings per share	$0.26	0.44
Pro forma diluted earnings per share	$0.25	0.42

(3)—Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect this Interpretation will have on the Company’s financial statements.

(4)—Comprehensive Income

Comprehensive income for the quarters and six months ended June 26, 2005 and July 2, 2006 was as follows:

	Quarter Ended		Six Months Ended
	June 26, 2005	July 2, 2006	June 26, 2005	July 2, 2006

Net income	$25,264	23,764	$42,049	39,948
Foreign currency translation adjustment	395	3,135	1,991	4,625
Unrealized holding gain (loss) on available-for-sale marketable securities, net of tax	113	34	(119)	25
Comprehensive income	$25,772	26,933	$43,921	44,598

(5)—Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters and the six months ended June 26, 2005 and July 2, 2006 was calculated as follows:

	Quarter Ended		Six Months Ended
	June 26,2005	July 2, 2006	June 26, 2005	July 2, 2006
Numerator:
Net income before cumulative effect of change in accounting principle	$25,264	23,764	$42,049	39,442
Cumulative effect of change in accounting principle	—	—	—	506
Net income	$25,264	23,764	$42,049	39,948

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	89,773	93,023	89,199	92,680
Effect of dilutive securities:
Employee stock options	3,746	2,430	4,113	2,614
Restricted stock units	335	301	366	350
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	93,854	95,754	93,678	95,644

Earnings per share:
Basic	$0.28	0.26	$0.47	0.43
Diluted	$0.27	0.25	$0.45	0.41

Cumulative effect of change in accounting principleper share:
Basic	$—	—	$—	0.01
Diluted	$—	—	$—	0.01

Earnings per share:
Basic	$0.28	0.26	$0.47	0.43
Diluted	$0.27	0.25	$0.45	0.42

Outstanding options to purchase 574 and 1,242 shares of common stock at June 26, 2005 and July 2, 2006, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The following summarizes net revenue on a geographic basis for the quarters and the six months ended June 26, 2005 and July 2, 2006:

	Quarter Ended		Six Months Ended
	June 26, 2005	July 2, 2006	June 26, 2005	July 2, 2006
Net revenue:
EMEA	$82,016	84,682	$154,001	161,286
Americas	40,816	49,883	73,528	93,801
Asia Pacific	—	1,380	—	3,183
Total net revenue	$122,832	135,945	$227,529	258,270

The following summarizes long-lived assets on a geographic basis as of December 31, 2005 and July 2, 2006:

	December 31, 2005	July 2, 2006

Property and equipment, net:
EMEA	$5,731	6,221
Americas	14,396	14,898
Asia Pacific	701	536
Total property and equipment, net	$20,828	21,655

Capitalized software development costs, net:
EMEA	$—	—
Americas	25,761	24,041
Asia Pacific	—	—
Total capitalized software development costs, net	$25,761	24,041

(7)—Concentrations of Risk

Approximately 17% and 14% of the Company’s revenue for the six months ended June 26, 2005 and July 2, 2006, respectively, was from one customer. Approximately 15% and 13% of the Company’s revenue for the second quarter ended June 26, 2005 and July 2, 2006, respectively, was from one customer.

(8)—Foreign Currency Derivative

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V., which was subsequently assigned to an unaffiliated third party in the third quarter of 2004. The purpose of the Swap was to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance was payable by one of the Company’s European subsidiaries to the Company and one of its U.S. subsidiaries, and was due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in the Company’s European business, management concluded that cash flows would be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, the Company adopted a plan for repayment and the loan was no longer designated as permanent in nature.

Under the terms of the Swap, one of the Company’s European subsidiaries made payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap were utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap had a maturity date of December 22, 2006 and provided for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. During the 2nd quarter of 2006, the intercompany obligation was paid in full. Therefore, as of July 2, 2006, the outstanding intercompany obligation and the fair value of the Swap were $0.

The intercompany loan bore interest at one-month U.S. LIBOR. The Swap also provided that this European subsidiary of the Company would pay interest due in euros on a monthly basis to the other party to the Swap in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap were recognized in current period earnings. Gains on the fair value of the Swap of $5,740 and $2,812 were recorded for the quarters ended June 26, 2005 and July 2, 2006, respectively. These gains were adjusted by a foreign currency translation loss of $5,732 and a foreign currency translation gain of $1,309  recognized as a result of the remeasurement of the outstanding intercompany obligation at June 26, 2005 and July 2, 2006, respectively.  Gains on the fair value of the Swap of $10,857 and $3,508 were recorded for the six months ended June 26, 2005 and July 2, 2006. The Company recorded a foreign currency translation loss of $10,205 and a foreign currency translation gain of $2,128 recognized as a result of the remeasurement of the outstanding intercompany obligation at June 26, 2005 and July 2, 2006, and foreign currency transaction losses of $634 and $5,656 recognized in earnings during the six months ended June 26, 2005 and July 2, 2006 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(9)—Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer. Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement. The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006. As of July 2, 2006, these credits had been completely used by the customer. As of December 31, 2005, $10,000 remained in the balance of short-term deferred revenue related to this agreement. In addition, the customer will have an obligation to the Company of $20,000 payable on January 15, 2007 related to license fees in 2007 and 2008, which has not been reflected in the accompanying condensed consolidated balance sheets.

(10)—Goodwill and Intangible Assets

During the first quarter of 2006, the Company acquired the gedas MapIT business for $5,044, including the direct costs of the acquisition. In connection with the acquisition, the Company recorded identifiable intangible assets, primarily a map database of $1,991 and goodwill of $2,409. The Company recorded purchase price allocation adjustments of $201 during the six months ended July 2, 2006. The remainder of the change in goodwill during the six months ended July 2, 2006 was primarily related to changes in foreign currency exchange rates.

(11)—Litigation

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share amounts)

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified herein, including, without limitation, Part II — Item 1A. of this Quarterly Report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

Revenue

We generate revenue primarily through the licensing of our database in EMEA and Americas.  The largest portion of our revenue comes from digital map data used in self-contained hardware and software systems installed in vehicles (“in-dash systems”).

We believe that, in addition to automobile market conditions in general and automobile sales mix, there are two key factors that affect our performance with respect to this revenue: the number of automobiles sold for which navigation systems are either standard or an option (“adoption”) and the rate at which car buyers select navigation systems as an option (“take-rate”).

We believe the adoption of navigation systems in automobiles in Europe has stabilized at over 80%, but that the adoption of such systems in North America continues to increase. In addition, the take-rates have increased during recent years in both Europe and North America and we expect that these will continue to increase for at least the next few years as a result of market acceptance by our customers of products and services that use our database and anticipated reductions in the price of in-dash systems. As the adoption of navigation systems in automobiles increases in North America, and as the take-rates in both North America and Europe increase, we believe each of these can have a positive effect on our revenue, subject to our ability to maintain our license fee structure and customer base.

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

We expect that revenue derived from the use of our data in location-enabled mobile devices will represent an increasing percentage of our total revenue in the next few years.   As a result, our total revenue will likely have a more seasonal pattern with first quarter revenue generally being relatively weaker than other quarters and fourth quarter revenue generally being relatively stronger than other quarters. Since we are in the early stages of this shift in our business, our ability to forecast revenue, particularly in the fourth quarter, may be limited, and may result in material differences between any forecasted operating results and our actual results.

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

While we have only one customer that accounts for more than 10% of our revenue, we have another significant customer that has not paid its license fees in a timely manner. This resulted in a $3,100 reduction in second quarter revenue and a corresponding increase in the allowance for doubtful accounts. We are working with this customer to recover the overdue amounts. However, to the extent this customer is unable or unwilling to pay past due amounts and remit timely payments in the future, our revenue may be significantly less than we expect for the full year.

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

During the first quarter of 2006, we conducted a review of the classification of our operating expenses. As a result of this review, costs associated with certain functional groups historically classified as selling, general, and administrative expenses were reclassified as database creation and distribution costs. Certain operating expenses in previously reported periods have been reclassified to conform to this presentation. Total operating expenses were not affected by the reclassification.

Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. We anticipate that operating expenses will continue to increase as our growth and development activities continue, including further development and enhancement of our database and increasing our sales and marketing efforts.

On January 1, 2006, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  This requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost will be recognized over the requisite service period based on fair values measured on grant dates.  We recognized stock-based compensation expense of $4,526 and $8,542 for the quarter and six months ended July 2, 2006, respectively. We also recorded a cumulative effect of changing to SFAS No. 123(R) resulting in income of $506 (net of income tax expense of $312) in the first quarter of 2006.  We expect stock-based compensation expense for 2006 to total approximately $15,000.

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

During the third quarter of 2005, we recorded an income tax benefit of $83,270 related to the reversal of the valuation allowance on a portion of our deferred tax assets. We also recorded the reversal of tax benefits of $1,836 related to deferred compensation. In addition, we reversed the valuation allowance on deferred tax assets associated with stock-based compensation, which resulted in an increase to additional paid-in capital of $34,552. We reassessed the realizability of the deferred tax assets and made the determination that it is more likely than not that we would be able to realize the benefits of the deferred tax assets related to net operating loss carryforwards and deferred interest credits in the United States. In reaching the determination, we considered both positive and negative evidence. Positive evidence included our strong recent revenue growth and operating performance, expectations regarding the generation of future taxable income, the length of available carryforward periods, our market position and the expected growth of the market. Negative evidence included our history of operating losses through 2001 and the likelihood of increased competition and loss of a significant customer. From that analysis, we determined that sufficient evidence existed to conclude that it was more likely than not that the benefits of certain of the deferred tax assets will be realized. Accordingly, we reversed the related valuation allowance. As of July 2, 2006, we had a valuation allowance for deferred tax assets of $2,675 related to Canadian net operating loss carryforwards and research and experimental tax credits.

Legislation was enacted in the Netherlands during the fourth quarter of 2005 that reduced the 2006 statutory corporate income tax rate to 29.6% from 30.5%.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of July 2, 2006, we had an accumulated deficit of $256,936. Prior to 2002, we had financed our operations with borrowings from Philips and the sale of preferred stock to Philips. Philips has no obligation to provide us with any additional financing in the future.

As of July 2, 2006, our balance of cash and cash equivalents and marketable securities was $259,549, compared to our cash and cash equivalents and marketable securities as of December 31, 2005 in the amount of $218,798, which represents an increase of $40,751.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” For the quarter ended July 2, 2006, we generated approximately 63% of our net revenue and incurred approximately 46% of our total expenses in foreign currencies. Our European operations reported revenue of $84,682 for the quarter ended July 2, 2006. The effect of the change in the exchange rate of the euro against the dollar was negligible, as compared to the second quarter of 2005. Based on the results of the quarter ended July 2, 2006, every one cent change in the exchange rate of the euro against the dollar resulted in approximately a $700 change in our quarterly revenue and approximately a $325 change in our quarterly operating income. For the six months ended July 2, 2006, we generated approximately 64% of our net revenue and incurred approximately 46% of our total expenses in foreign currencies. Our European operations reported revenue of $161,286 for the six months ended July 2, 2006. Due to a decrease in the exchange rate of the euro against the dollar, as compared to the first half of 2005, European revenue was approximately $5,987 lower than what would have been reported had the exchange rate not decreased. Based on the first six month’s of 2006 results, every one cent change in the exchange rate of the euro against the dollar resulted in approximately a $1,300 change in our first half revenue and approximately a $600 change in our first half operating income. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue for the foreseeable future. Approximately 13% and 14% of our revenue for the quarter and six months ended July 2, 2006, respectively, was from one customer. Our top 15 customers accounted for approximately 75% and 74% of our revenue for the quarter and six months ended July 2, 2006.

The majority of our significant customers are automobile manufacturers and suppliers to automobile manufacturers.  Conditions in the market for new automobiles in general, the mix of automobile sales among luxury, economy, sport utility, and fleet vehicles, and conditions affecting specific automobile manufacturers and suppliers may significantly affect sales of vehicle navigation systems incorporating our database.  Fluctuations in the automotive market have occurred in the past and are likely to occur in the future. To the extent that our future revenue depends materially on sales of new automobiles equipped with navigation systems enabled by digital maps, our business may be vulnerable to these fluctuations.

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

Revenue Recognition

We derive a substantial majority of our revenue from licensing our database. We provide our data to end-users through multiple distribution methods, primarily media or server-based.  For example, our customers produce copies of our data on various storage media, such as CD-ROMs, DVDs and memory cards.  Our customers then distribute those media to end-users directly and indirectly through retail establishments, automobile manufacturers and their dealers, and other redistributors. The media may be sold by our customer separately from its products, bundled with its products or otherwise incorporated into its products. We also produce copies of our data and distribute those copies to end-users both directly and indirectly through automobile manufacturers and their dealers. In those cases where we produce and distribute copies to end-users, the copies are either compiled into our customers’ proprietary format for use with the customers’ products or are in our common database physical storage format.  Additionally, some of our customers store our data on servers and distribute information, such as map images and driving directions, derived from our data over the Internet and through other communication networks.

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

The allowance for doubtful accounts as reflected in our consolidated balance sheet reflects our best estimate of the amount of our gross accounts receivable that will not be collected. Prior to the second quarter of 2006, our actual level of bad debts had been relatively stable in recent years, which we believed was due to our practice of requiring customer prepayments in certain instances together with prompt identification of potential problem accounts. In the second quarter of 2006, we had a significant customer that did not pay its license fees in a timely manner. This resulted in a $3,100 reduction in second quarter revenue and a corresponding increase in the allowance for doubtful accounts. We continue to refine our estimates for bad debts as our business grows, and while our credit losses have historically been within both our expectations and the provision recorded, fluctuations in credit loss rates, like the one in the second quarter of 2006, may affect our future financial results.

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

Impairment of Long-lived Assets

As of December 31, 2005 and July 2, 2006, our long-lived assets consisted of property and equipment, internal-use software, goodwill and acquired intangible assets. We review long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, goodwill is reviewed on at least an annual basis as well to determine if our recorded goodwill amounts are impaired in any manner. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. We have generated significant taxable losses since our inception, and prior to the year ended December 31, 2003, management had concluded that a valuation allowance against substantially all of our deferred tax assets was required. However, our European operations generated taxable profits throughout 2002, and for the year ended December 31, 2003, both our European and U.S. operations generated taxable income. During 2003, we assessed the realizability of our deferred tax assets by weighing both positive and negative evidence. Positive evidence included qualitative factors such as growing market acceptance of navigation products in Europe and North America, particularly in automobiles, our leading competitive positions in both Europe and the U.S., and the significant time required and cost involved in building a database such as ours. Positive quantitative evidence included our strong recent operating performance in both Europe and the U.S., our projections of our future operating results that indicate that we will be able to generate sufficient taxable income to fully realize the benefits of our existing loss carryforwards before they expire, and the length of carryforward periods related to our net operating losses, approximately half of which had no statutory expiration date. Negative evidence included our history of operating losses through 2001, the likelihood of increased competition and the loss of a large customer. After evaluating the available evidence, management determined that sufficient objective evidence existed to conclude that it was more likely than not that a portion of the deferred tax assets would be realized. Accordingly, we reversed the valuation allowance related to net operating loss carryforwards and other temporary items in Europe and the United States, resulting in the recognition of an income tax benefit of $168,752 in 2003.

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

As of July 2, 2006, we had a valuation allowance for deferred tax assets of $2,675 related to Canadian net operating loss carryforwards, and research and experimental tax credits.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could affect our financial position and net income, may be required.

Results of Operations

Comparison of Quarters and Six Months Ended June 26, 2005 and July 2, 2006

Operating Income, Net Income and Earnings Per Share of Common Stock. Our operating income decreased from $37,442 during the second quarter of 2005 to $33,126 in the second quarter of 2006, due to our operating expenses growing faster than our revenue growth in 2006. Our net income decreased from $25,264 in the second quarter of 2005 to $23,764 in the second quarter of 2006 due to the lower operating income, which was partially offset by a lower effective tax rate and an increase in interest income.  Basic earnings per share of common stock were $0.28 and $0.26 for the second quarters of 2005 and 2006, respectively.  Diluted earnings per share of common stock were $0.27 and $0.25 for the second quarters of 2005 and 2006, respectively.

Our operating income decreased from $62,273 during the first six months of 2005 to $53,849 in the first six months of 2006 due to our operating expenses growing faster than our 2006 revenues. Our net income decreased from $42,049 in the first six months of 2005 to $39,948 in the first six months of 2006 due to the lower operating income, which was partially offset by an increase in interest income, a reduction in our effective tax rate, and the recording of the cumulative effect of change in accounting principle of $506 upon the adoption of SFAS 123(R).  Basic earnings per share of common stock were $0.47 and $0.43 for the first six months of 2005 and 2006, respectively.  Diluted earnings per share of common stock were $0.45 and $0.42 for the first six months of 2005 and 2006, respectively.

The following tables highlight changes in selected financial statement line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table.

	Quarter Ended
	June 26, 2005	July 2, 2006	Change	% Change
Net revenue	$122,832	135,945	13,113	10.7%
Database creation and distribution costs	57,433	65,686	8,253	14.4%
Selling, general and administrative expenses	27,957	37,133	9,176	32.8%
Income tax expense	13,015	11,396	(1,619)	(12.4%)

	Six Months Ended
	June 26, 2005	July 2, 2006	Change	% Change
Net revenue	$227,529	258,270	30,741	13.5%
Database creation and distribution costs	108,321	128,537	20,216	18.7%
Selling, general and administrative expenses	56,935	75,884	18,949	33.3%
Income tax expense	21,662	18,775	(2,887)	(13.3%)

Net Revenue. The increase in net revenue was due to an increase in database licensing, resulting primarily from increased unit sales to customers. Growth occurred in all geographic regions during the second quarter and first six months of 2006. EMEA revenue increased 3.3% from $82,016 in the second quarter of 2005 to $84,682 in the second quarter of 2006, and increased 4.7% from $154,001 in the first six months of 2005 to $161,286 in the first six months of 2006.  Americas revenue increased 22.2% from $40,816 in the second quarter of 2005 to $49,883 in the second quarter of 2006, and increased 27.6% from $73,528 in the first six months of 2005 to $93,801 in the first six months of 2006.  EMEA and Americas revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors, automobile manufacturers and mobile device manufacturers. Differences in foreign currency translation increased revenue within the EMEA operations by approximately $246 in the second quarter of 2006 and decreased revenue by $5,987 for the first six months of 2006 as compared to the comparable periods in 2005. Excluding the effect of foreign currency translation, European revenue would have grown 3.0% and 8.6% for the second quarter 2006 and the first six months of 2006, respectively.  Revenue in the Americas was negatively affected by unfavorable conditions in the automobile industry in general and the mix of automobile sales, which generally favored models with lower navigation system take rates. Approximately 15% and 13% of our revenues in the second quarters of 2005 and 2006, respectively, came from one customer. Approximately 17% and 14% of our revenues in first six months of 2005 and 2006, respectively, came from one customer.

Database Creation and Distribution Costs. The increase in database creation and distribution costs was due primarily to geographic expansion, quality improvements and costs of our Korean subsidiary, which was acquired in the third quarter of 2005. The capitalization of $3,133 and $1,881 of development costs for internal-use software in the second quarter of 2005 and 2006, respectively, and the capitalization of $6,128 and $5,536 of development costs for internal-use software in the first six months of 2005 and 2006, respectively, reduced our expenses in those periods. An unfavorable foreign currency translation effect within European operations increased expenses by $421 in the second quarter of 2006 as compared to the second quarter of 2005. A favorable foreign currency translation effect within European operations decreased expenses in the first six months of 2006 by $1,997, when compared to the first six months of 2005.

Approximately 54% and 53% of our database creation and distribution costs for the quarter and six months ended July 2, 2006, respectively, were comprised of personnel, software amortization, stock-based compensation, occupancy and other business infrastructure expenses. This base of expenses has increased as we have expanded our business. Our direct distribution costs were 33% and 32% of database creation and distribution costs in the second quarter and first six months of 2006.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings and expenses related to improving our infrastructure to support future growth.  Stock-based compensation expense of $2,258 and $4,441 was recorded in selling, general and administrative expense in the second quarter and the first six months of 2005, respectively, compared to $3,723 and $6,942 in the second quarter and the first six months of 2006, respectively. An unfavorable foreign currency translation effect due to the strengthening euro of approximately $131 for the second quarter and a favorable foreign currency translation of $739 for the first six months of 2006, respectively, as compared to the comparable periods in 2005 also contributed to our changes in expenses between years.

Approximately 74% and 75% of our selling, general, and administrative expenses costs for the quarter and six months ended July 2, 2006, respectively, were comprised of personnel, stock-based compensation, occupancy and other business infrastructure expenses. This base of expenses has increased as we have expanded our business.

Income Tax Expense.  The decrease in income tax expense is primarily due to the decrease in operating income, along with the decline in the effective tax rate.  The effective tax rate in the second quarter and first six months of 2005 was 34.0% as compared to 32.41% and 32.25% in the second quarter and first six months of 2006, respectively.  The decrease in the effective tax rate was primarily due to legislation in the Netherlands enacted during the fourth quarter of 2005 that reduced the 2006 statutory corporate income tax rate to 29.6%.  The 2005 statutory corporate income tax rate in the Netherlands was 31.5%.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of July 2, 2006, cash and cash equivalents and marketable securities totaled $259,549, compared to our cash and cash equivalents and marketable securities as of December 31, 2005 in the amount of $218,798, which represents an increase of $40,751.

On November 30, 2005, we extended and increased, through our operating subsidiary for North America, our revolving line of credit that is scheduled to mature on December 1, 2006.  Pursuant to the terms of the line of credit, we may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  We have guaranteed our operating subsidiary’s obligations under this facility.  As of July 2, 2006, there were no outstanding borrowings against this line of credit.

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

Cash and cash equivalents decreased by 35,953 during the six months ended July 2, 2006.  The changes in cash and cash equivalents are as follows for the six months ended:

	June 26, 2005	July 2, 2006
Cash provided by operating activities	$42,466	52,404
Cash used in investing activities	(24,213)	(93,870)
Cash provided by financing activities	2,667	3,900
Effect of exchange rates on cash	(3,290)	1,613
Increase (decrease) in cash and cash equivalents	$17,630	(35,953)

Operating Activities

In the first half of both 2005 and 2006, we generated positive cash flow from operations. In both periods, cash flow from operations was driven by positive operating results, which in turn was driven by increased demand for our products.  Our accounts receivable balance increased $27,490 in the first six months of 2005 due to revenue growth and the timing of billing toward the end of the period.  Accounts payable and other accrued expenses decreased $7,198 and $7,024, respectively during the first six months of 2006 due to the payment of normal operating obligations and the satisfaction of foreign currency derivative obligations. Deferred revenue decreased $7,642 during the first six months of 2006 as we earned and recognized the revenue in our results of operations.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, investments in marketable securities and capital expenditures. We experienced temporary excess funds that were provided from operations in the first half of 2006. We invested those excess funds in cash equivalents and marketable securities.  During the first six months of 2005 and 2006, we invested an additional $15,053 and $77,071, respectively, in marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $6,128 and $5,536 for the first six months of 2005 and 2006, respectively.  We expect the capitalized costs related to software developed for internal use to be approximately $7,000 to $9,000 for the full year of 2006.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $2,532 and $5,919 during the first six months of 2005 and 2006, respectively. We expect total capital expenditures to be approximately $13,000 to $15,000 for the full year of 2006.

In addition, during the first six months of 2006, we paid $5,044 to acquire a map database and other assets in Mexico.

Financing Activities

In the first six months of 2005 and 2006, we have received $2,667 and $3,900, respectively, related to the issuance of common stock pursuant to our stock incentive plans.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are evaluating the effect this Interpretation will have on our financial statements.

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

 Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of July 2, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the second quarter of 2006) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors,” you should consider the following additional risk factors before you decide to invest in our common stock. If any of the following risk factors, as well as other risks and uncertainties that are not currently known to us, including, without limitation, those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, or that we currently believe are not material, actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment.

If our customers are unable to pay our fees in a timely manner, our revenue and results of operations could be materially negatively impacted.

We have a number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of one of these customers or other matters affecting the collectibility of amounts due from these customers could have a material adverse affect on our results of operations in the period in which these changes or events occur.  We record allowances for estimated losses from uncollectible accounts based upon specifically-identified amounts that we believe to be uncollectible. In addition, we record additional allowances based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. Our credit losses have historically been within both our expectations and the provision recorded, but fluctuations in credit loss rates in the future may affect our financial results.

During the second quarter of 2006, one of our significant customers did not pay its license fees to us in a timely manner.  This resulted in a $3,100 reduction in revenue and a corresponding increase in the allowance for doubtful account in the second quarter of 2006.  We are working with this customer to recover the overdue amounts. However, to the extent this customer is unable or is unwilling to pay past due amounts and remit timely payments in the future, our revenue may be significantly less than we expect for the full year.

If we are unable to accurately forecast our revenue associated with location-enabled mobile devices, our actual results may differ materially from any earnings guidance that we provide.

Revenue derived from the use of our data in location-enabled mobile devices is becoming a much more significant part of our overall operating results.  As a result, our total revenue will likely have a more seasonal pattern with first quarter revenue generally being relatively weaker than other quarters and fourth quarter revenue generally being relatively stronger than other quarters.  Since we are in the early stages of this shift in our revenue, our ability to forecast our revenue, particularly in the fourth quarter, may be limited, and may result in material differences between any forecasted operating results and our actual results.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of the stockholders was held on May 9, 2006 to vote on (i) the proposal regarding the election of the Company’s directors and (ii) the Company’s proposal to amend and restate the Company’s 2001 Incentive Stock Plan.  With respect to the election of directors, Richard J.A. de Lange, Christopher Galvin, Judson C. Green, Andrew J. Green, William Kimsey, Scott D. Miller and Dirk-Jan van Ommeren were elected as directors of the Company to serve until their successors are elected and qualified. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:

	For	Withheld
Richard J.A. de Lange	85,639,710	896,767
Christopher Galvin	85,620,262	916,215
Judson C. Green	86,296,340	240,137
Andrew J. Green	86,294,394	242,083
William Kimsey	81,815,276	4,721,201
Scott D. Miller	84,491,260	2,045,217
Dirk-Jan van Ommeren	84,514,230	2,022,247

There were no votes cast against, nor were there any abstentions or broker non-votes with respect to any nominee.

With respect to the Company’s proposal to amend and restate the Company’s 2001 Stock Incentive Plan, the proposal was approved. The following is a tabulation of the votes.

For	Against	Abstain	Broker Non-Votes
50,050,952	17,605,525	27,382	4,852,618

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 4, 2006

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil T. Smith
Neil T. Smith
Vice President and Corporate Controller (Principal Accounting Officer)