Form 10-Q
period 2006-10-01
NAVTEQ CORP
filed 2006-11-07
CIK 834208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 20, 2006 was 93,358,223.

References in this Quarterly Report on Form 10-Q to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “may,” “will,” “should” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, “Part II — Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006 and elsewhere in this document. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2005	October 1, 2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,070	66,403
Short-term marketable securities	84,299	151,419
Accounts receivable, net of allowance for doubtful accounts of $4,852 and $5,617 in 2005 and 2006, respectively	82,352	108,634
Deferred income taxes, net	42,584	17,327
Prepaid expenses and other current assets	15,203	18,848
Total current assets	309,508	362,631
Property and equipment, net	20,828	22,898
Capitalized software development costs, net	25,761	21,115
Long-term deferred income taxes, net	169,264	189,327
Long-term marketable securities	49,429	60,881
Acquired intangible assets, net	16,815	17,265
Goodwill	11,778	15,148
Deposits and other assets	12,505	11,796
Total assets	$615,888	701,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,572	12,519
Accrued payroll and related liabilities	28,365	26,587
Other accrued expenses	28,658	32,417
Deferred revenue	38,703	35,625
Fair value of foreign currency derivative	3,265	—
Total current liabilities	118,563	107,148

Long-term deferred revenue	3,446	2,638
Other long-term liabilities	3,815	2,145
Total liabilities	125,824	111,931
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 92,086 and 93,342 shares issued and outstanding in 2005 and 2006, respectively	92	93
Additional paid-in capital	822,356	840,479
Deferred compensation expense	(9,096)	—
Accumulated other comprehensive loss:
Cumulative translation adjustment	(25,890)	(21,372)
Unrealized holding loss on available-for-sale marketable securities, net of tax	(514)	(213)
Total accumulated other comprehensive loss	(26,404)	(21,585)
Accumulated deficit	(296,884)	(229,857)
Total stockholders’ equity	490,064	589,130
Total liabilities and stockholders’ equity	$615,888	701,061

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 25, 2005	October 1, 2006	September 25, 2005	October 1, 2006

Net revenue	$123,005	142,658	$350,534	400,928

Operating costs and expenses:
Database creation and distribution costs	60,906	69,397	169,227	197,934
Selling, general and administrative expenses	31,676	36,217	88,611	112,101
Total operating costs and expenses	92,582	105,614	257,838	310,035

Operating income	30,423	37,044	92,696	90,893

Other income (expense):
Interest income, net	1,117	3,004	2,550	7,807
Foreign currency gain (loss)	96	(77)	86	(501)
Other income (expense)	(11)	(2)	4	(13)

Income before income taxes	31,625	39,969	95,336	98,186

Income tax (benefit) expense	(69,490)	12,890	(47,828)	31,665

Net income before cumulative effect of change in accounting principle	101,115	27,079	143,164	66,521

Cumulative effect of change in accounting principle, net of income tax of $312	—	—	—	506

Net income	$101,115	27,079	$143,164	67,027

Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$1.11	0.29	$1.60	0.72
Diluted	$1.07	0.28	$1.52	0.70

Cumulative effect of change in accounting principle per share of common stock:
Basic	$—	—	$—	0.01
Diluted	$—	—	$—	0.01

Earnings per share of common stock:
Basic	$1.11	0.29	$1.60	0.72
Diluted	$1.07	0.28	$1.52	0.70

Weighted average shares of common stock outstanding:
Basic	90,701	93,293	89,700	92,884
Diluted	94,521	95,718	93,959	95,668

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 25, 2005	October 1, 2006
Cash flows from operating activities:
Net income	$143,164	67,027
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(506)
Deferred income taxes	(88,768)	6,497
Depreciation and amortization	6,278	8,394
Amortization of software development costs	9,491	10,978
Amortization of acquired intangible assets	756	2,582
Foreign currency (gain) loss	(86)	501
Provision for bad debts	1,826	1,605
Stock compensation expense	6,887	11,197
Tax benefit on non-qualified stock options	37,611	—
Non-cash other	941	1,224
Changes in operating assets and liabilities:
Accounts receivable	(32,919)	(24,612)
Prepaid expenses and other current assets	(5,868)	(3,919)
Deposits and other assets	(1,783)	1,507
Accounts payable	(333)	(7,594)
Accrued payroll and related liabilities	1,470	(2,588)
Other accrued expenses	(2,893)	(1,815)
Deferred revenue	803	(5,252)
Other long-term liabilities	903	(1,866)
Net cash provided by operating activities	77,480	63,360
Cash flows from investing activities:
Acquisition of property and equipment	(5,086)	(10,305)
Capitalized software development costs	(8,948)	(6,332)
Purchases of marketable securities	(148,162)	(262,569)
Sales of marketable securities	101,042	183,965
Payments for acquisitions	(8,234)	(5,044)
Purchase of investments	(1,201)	—
Note receivable	—	(300)
Net cash used in investing activities	(70,589)	(100,585)
Cash flows from financing activities:
Issuance of common stock and related tax benefits	5,147	16,841
Net cash provided by financing activities	5,147	16,841
Effect of exchange rate changes on cash	(2,183)	1,717
Net increase (decrease) in cash and cash equivalents	9,855	(18,667)
Cash and cash equivalents at beginning of period	30,101	85,070
Cash and cash equivalents at end of period	$39,956	66,403
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16	8
Cash paid during the period for income taxes	$569	7,817
Non-cash transactions:
Value of common stock issued in connection with acquisition	$19,977	—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday closest to the calendar quarter end. The 2005 third quarter had 91 days and the 2006 third quarter had 91 days. The 2005 year to date period had 268 days and the 2006 year to date period had 274 days. The Company’s fiscal year end is December 31.

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

The Company recognized compensation cost totaling $2,068 and $2,655 for the quarters ended September 25, 2005 and October 1, 2006, respectively, related to its share-based payment arrangements and $6,887 and $11,197 for the nine months ended September 25, 2005 and October 1, 2006, respectively, in the condensed consolidated statements of income. The total income tax (expense) benefit recognized in the income statement for the quarters ended September 25, 2005 and October 1, 2006 for share-based payment arrangements was $(773) and $689, respectively, and $1,083 and $3,180 for the nine months ended September 25, 2005 and October 1, 2006, respectively.

The total income tax benefit recognized in additional paid in capital for the quarters ended September 25, 2005 and October 1, 2006 for share-based payment arrangements was $34,551 and $12,511, respectively, and $37,611 and $15,009 for the nine months ended

September 25, 2005 and October 1, 2006, respectively. The Company has elected to use tax law ordering rules when calculating the income tax benefit associated with its share-based payment arrangements. In addition, the Company elected to use the simplified method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) as prescribed by FASB Staff Position 123(R)-3, “Transition Election related to Accounting for the Tax Effects of Share-Based Payment Awards.” The total compensation cost related to nonvested awards not yet recognized as of October 1, 2006 was $27,924 and will be recognized over a weighted-average period of 1.44 years.

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

In February 2006, the Company’s Board of Directors approved the Amended and Restated 2001 Stock Incentive Plan (2001 Amended Plan) (i) to permit compensation payable to our named executive officers under the 2001 Amended Plan to constitute “qualified performance-based compensation” and to therefore be deductible to the Company without regard to the limitations imposed by Section 162(m) of the Internal Revenue Code, (ii) to limit the number of shares of our common stock that may be issued under the 2001 Amended Plan in respect of restricted stock, restricted stock units or other similar “full value” awards, (iii) to eliminate the automatic termination of the 2001 Amended Plan in 2011, (iv) to limit the terms of stock options and stock appreciation rights granted under the 2001 Amended Plan to eight years, (v) to prohibit the Company from “repricing” (without stockholder approval) stock options or stock appreciation rights granted under the 2001 Amended Plan, (vi) to prohibit the grant of stock options or stock appreciation rights with an exercise price less than the per share fair market value of our common stock on the date of grant, and (vii) to clarify certain existing provisions of the 2001 Plan. The Company’s stockholders approved the 2001 Amended Plan in May 2006. Stock options granted under the 2001 Amended Plan generally have 8-year terms and vest as follows: 25% of the options granted vest on the anniversary of the date of grant and the remaining options vest monthly over the next 36 months. The Company has reserved 10,931 shares of common stock for issuance under the 2001 Amended Plan. All options issued under the 2001 Amended Plan are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

As of October 1, 2006, there were 8,981 shares available for grant under the 2001 Amended Plan, and there were no shares available for grant under the 1996 or 1998 Plans. The Company has reserved 7,360 and 3,571 shares of common stock for issuance under the 1996 and 1998 Plans, respectively. All options issued under the 1996 and 1998 Plans are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

Stock Options

For grants made prior to the adoption of SFAS 123(R), compensation expense is recognized ratably over the vesting periods of each tranche of the stock options using a fair value calculated as of the date of grant using the Black-Scholes method with the following weighted-average assumptions for the nine months ended September 25, 2005: no dividends, 60% volatility, risk-free interest rate of 3.88%, and expected life of 4.9 years. The weighted-average fair value for grants made during the nine months ended September 25, 2005 was $23.06 per share.

For grants made subsequent to the adoption of SFAS 123(R), compensation expense is recognized on a straight-line basis over the vesting period of the full award using a fair value calculated using a binomial model. The binomial model utilizes expected volatility, risk-free interest rate, dividend yields, as well as early exercise multiples and post-vesting exit rates to determine an expected life of the option. The weighted-average assumptions for the nine months ended October 1, 2006 were as follows: no dividends, 45% expected volatility, risk-free interest rate of 4.75%, and an expected life of 5.3 years. The expected volatility was estimated by primarily using the implied volatility derived from the Company’s publicly traded stock options. The weighted-average fair value for grants made during the nine months ended October 1, 2006 was $21.17 per share.

Stock option activity during the nine months ended October 1, 2006 is as follows:

	Number of options	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 31, 2005	5,378	$8.70
Granted	708	46.45
Exercised	(1,116)	4.79
Forfeited	(56)	35.99
Outstanding as of October 1, 2006	4,914	$14.78	6.68	$79,589
Exercisable as of October 1, 2006	3,622	$5.62	5.99	$77,759

The total intrinsic value of all options exercised during the nine months ended October 1, 2006 was $45,210.

Restricted Stock Units

The Company also grants restricted stock units (RSUs) to certain directors and employees under the Company’s 2001 Amended Plan. The RSUs are securities that require the Company to deliver one share of common stock to the holder for each vested unit. The RSUs vest 25% per year over a four-year period. For grants made prior to the adoption of SFAS 123(R), compensation expense is recognized ratably over the vesting periods of each tranche of the restricted stock units using a fair value equal to the fair market value of the Company’s common stock on the date of grant. For grants made subsequent to the adoption of SFAS 123(R), compensation expense is recognized on a straight-line basis over the vesting period of the full award using a fair value equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average fair value of grants made during the nine months ended September 25, 2005 and October 1, 2006 were $42.61 and $46.38, respectively.

In addition, the Company also granted performance-based RSUs to certain employees during the first nine months of 2006. The number of these RSUs that will be earned is dependent upon meeting revenue and net income goals for fiscal year 2006. The fair value of each RSU is based on the fair market value of the Company’s stock on the date of grant. The total expense is determined each period during 2006 based on the expected number of RSUs that will be earned, which is 61 as of October 1, 2006.

Restricted stock unit activity during the nine months ended October 1, 2006 is as follows:

	Number of units	Weighted-average grant date fair value
Outstanding as of December 31, 2005	712	$26.21
Granted	134	46.38
Vested	(223)	25.09
Forfeited	(13)	35.11
Outstanding as of October 1, 2006	610	$30.86

The total fair value of all restricted stock units that vested during the nine months ended October 1, 2006 was $9,418.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied in the quarter and nine months ended September 25, 2005:

	Quarter ended September 25, 2005	Nine Months Ended September 25, 2005
Information as Reported
Stock-based employee compensation expense included in net income, net of tax	$1,278	4,459
Net income	$101,115	143,164
Basic earnings per share	$1.11	1.60
Diluted earnings per share	$1.07	1.52

Information calculated as if fair value method had applied to all awards:
Stock-based employee compensation expense determined under fair value method, net of tax	$2,756	8,412
Pro forma net income	$99,637	139,211
Pro forma basic earnings per share	$1.10	1.55
Pro forma diluted earnings per share	$1.05	1.48

(3)—Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect this interpretation will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This statement responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is evaluating the effect this statement will have on the Company’s financial statements.

(4)—Comprehensive Income

Comprehensive income for the quarters and nine months ended September 25, 2005 and October 1, 2006 was as follows:

	Quarter Ended		Nine Months Ended
	September 25, 2005	October 1, 2006	September 25, 2005	October 1, 2006

Net income	$101,115	27,079	$143,164	67,027
Foreign currency translation adjustment	82	(107)	2,073	4,518
Unrealized holding gain (loss) on available-for-sale marketable securities, net of tax	(160)	276	(279)	301
Comprehensive income	$101,037	27,248	$144,958	71,846

(5)—Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters and the nine months ended September 25, 2005 and October 1, 2006 was calculated as follows:

	Quarter Ended		Nine Months Ended
	September 25, 2005	October 1, 2006	September 25, 2005	October 1, 2006
Numerator:
Net income before cumulative effect of change in accounting principle	$101,115	27,079	$143,164	66,521
Cumulative effect of change in accounting principle	—	—	—	506
Net income	$101,115	27,079	$143,164	67,027

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	90,701	93,293	89,700	92,884
Effect of dilutive securities:
Employee stock options	3,484	2,167	3,903	2,465
Restricted stock units	336	258	356	319
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	94,521	95,718	93,959	95,668

Earnings per share:
Basic	$1.11	0.29	$1.60	0.72
Diluted	$1.07	0.28	$1.52	0.70

Cumulative effect of change in accounting principle per share:
Basic	$—	—	$—	0.01
Diluted	$—	—	$—	0.01

Earnings per share:
Basic	$1.11	0.29	$1.60	0.72
Diluted	$1.07	0.28	$1.52	0.70

Outstanding options to purchase 559 and 1,514 shares of common stock at September 25, 2005 and October 1, 2006, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The following summarizes net revenue on a geographic basis for the quarters and the nine months ended September 25, 2005 and October 1, 2006:

	Quarter Ended		Nine Months Ended
	September 25, 2005	October 1, 2006	September 25, 2005	October 1, 2006
Net revenue:
EMEA	$77,215	85,153	$231,216	246,439
Americas	42,737	56,057	116,265	149,858
Asia Pacific	3,053	1,448	3,053	4,631
Total net revenue	$123,005	142,658	$350,534	400,928

The following summarizes long-lived assets on a geographic basis as of December 31, 2005 and October 1, 2006:

	December 31, 2005	October 1, 2006

Property and equipment, net:
EMEA	$5,731	6,256
Americas	14,396	16,081
Asia Pacific	701	561
Total property and equipment, net	$20,828	22,898

Capitalized software development costs, net:
EMEA	$—	—
Americas	25,761	21,115
Asia Pacific	—	—
Total capitalized software development costs, net	$25,761	21,115

(7)—Concentrations of Risk

Approximately 15% and 14% of the Company’s revenue for the nine months ended September 25, 2005 and October 1, 2006, respectively, was from one customer. Approximately 12% and 13% of the Company’s revenue for the third quarter ended September 25, 2005 and October 1, 2006, respectively, was from one customer.

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

Under the terms of the Swap, one of the Company’s European subsidiaries made payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap were utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap had a maturity date of December 22, 2006 and provided for settlement on a monthly basis in proportion to the repayment of the intercompany obligation. During the second quarter of 2006, the intercompany obligation was paid in full. Therefore, as of October 1, 2006, the outstanding intercompany obligation and the fair value of the Swap were $0.

The intercompany loan bore interest at one-month U.S. LIBOR. The Swap also provided that this European subsidiary of the Company would pay interest due in euros on a monthly basis to the other party to the Swap in exchange for U.S. dollars at the one-month U.S. dollar LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap were recognized in current period earnings. A gain on the fair value of the Swap of $1,643 was recorded for the quarter ended September 25, 2005. This gain was adjusted by a foreign currency translation loss of $206 recognized as a result of the remeasurement of the outstanding intercompany obligation at September 25, 2005, and a foreign currency transaction loss of $1,436 recognized in earnings during the quarter ended September 25, 2005. Gains on the fair value of the Swap of $12,501 and $3,508 were recorded for the nine months ended September 25, 2005 and October 1, 2006, respectively. The Company recorded a foreign currency translation loss of $10,410 and a foreign currency translation gain of $2,128 recognized as a result of the remeasurement of the outstanding intercompany obligation at September 25, 2005 and October 1, 2006, respectively, and foreign currency transaction losses of $2,070 and $5,656 recognized in earnings during the nine months ended September 25, 2005 and October 1, 2006, respectively, resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(9)—Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer. Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement. The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006. As of October 1, 2006, these credits had been completely used by the customer. As of December 31, 2005, $10,000 remained in the balance of short-term deferred revenue related to this agreement. In addition, the customer will have an obligation to the Company of $20,000 payable on January 15, 2007 related to license fees in 2007 and 2008, which has not been reflected in the accompanying condensed consolidated balance sheets.

(10)—Income Taxes

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

(11)—Goodwill and Intangible Assets

During the first quarter of 2006, the Company acquired a digital map business from gedas Mexico, S.A. de C.V. for $5,044, including the direct costs of the acquisition. In connection with the acquisition, the Company recorded identifiable intangible assets, primarily a map database of $1,991 and goodwill of $2,409. The Company recorded purchase price allocation adjustments of $201 during the nine months ended October 1, 2006. The remainder of the change in goodwill during the nine months ended October 1, 2006 was primarily related to changes in foreign currency exchange rates.

(12)—Litigation

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

(13)—Subsequent Event

On November 5, 2006, the Company, Traffic.com, Inc., a Delaware corporation (“Traffic”), NAVTEQ Holdings B.V., a corporation organized under the laws of the Netherlands, and NAVTEQ Holdings Delaware, Inc., a Delaware corporation (“Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Traffic will be merged with and into Merger Subsidiary (the “Merger”). Upon consummation of the Merger, the separate existence of Traffic will cease, and Merger Subsidiary will be the surviving corporation. The equity value of the transaction is approximately $179,000. The Merger has been approved by the Board of Directors of both the Company and Traffic.

Pursuant to the Merger Agreement, at the effective time of the Merger, each share outstanding of Traffic common stock will be converted into the right to receive, at the election of the holder thereof (subject to certain conditions, including those pertaining to pro-ration): (i) $8.00 in cash, without interest or (ii) 0.235 shares of the Company’s common stock, par value $0.001 per share (collectively, the “Merger Consideration”). The election of cash or stock will be subject to a limit on total cash consideration of approximately $49,000 (minus the cash value of dissenting shares) and a limit on total stock consideration equal to approximately 4.3 million shares of the Company’s common stock (less the shares of the Company’s common stock issued to holders of warrants to purchase Traffic stock that are exchanged for the Company’s common stock based on the per share stock consideration).

The Merger Agreement includes customary representations, warranties and covenants of the parties. The covenants of Traffic include, subject to certain exceptions, covenants to (i) conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the consummation of the Merger, (ii) have its Board of Directors recommend that its stockholders vote for the approval and adoption of the Merger Agreement and the Merger, (iii) hold a stockholders’ meeting for the purpose of voting on the adoption of the Merger Agreement, (iv) not withdraw its Board of Director’s recommendation, approve an alternative business combination transaction or proposal, or approve or enter into an agreement for an alternative business combination transaction, (v) not solicit, encourage or facilitate alternative business combination transaction proposals, and (vi) not engage in discussions or negotiations concerning or disclose nonpublic information in connection with alternative business combination transactions or proposals.

The consummation of the Merger is subject to the approval of stockholders of Traffic by a majority of the votes cast at the meeting of Traffic’s stockholders and other customary closing conditions, including (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or regulation that makes illegal the Merger or the transactions contemplated thereby or prohibits or otherwise prevents the consummation of the Merger or any of the transactions contemplated thereby, (iii) the effectiveness of the registration statement on Form S-4 to be filed with the Securities and Exchange Commission (“SEC”), (iv) the number of shares dissenting from approval of the Merger not exceeding ten percent of the aggregate number of shares of Traffic capital stock outstanding as of the record date for Traffic’s stockholders’ meeting, and (iv) the approval of the Company’s common stock to be issued in the Merger for listing on the New York Stock Exchange. Each party’s obligation to close is also subject to, among other closing conditions, the accuracy of representations and warranties of the other party and compliance by the other party of the covenants required to be complied with on or prior to closing, the receipt of required regulatory approvals, the delivery to each party of customary tax opinions from its counsel that the Merger will qualify as a tax-free reorganization for federal income purposes, the absence of an event constituting a material adverse effect on the other party, as described in the Merger Agreement, and the delivery of certain third party consents by the other party. Furthermore, the Company’s obligation to close is subject to, among other closing conditions, the delivery of written agreements from certain holders of outstanding Traffic warrants providing for the exercise of such warrants in full at or prior to closing, the exchange of such warrants for the per share stock consideration set forth in the Merger Agreement or the replacement of such warrants by new warrants in a form agreed to by the Company and such holders.

The Merger Agreement contains certain termination rights of Traffic and the Company and further provides that Traffic will be required to pay the Company a termination fee of $6,250 under certain specified circumstances.

Concurrently with the execution and delivery of the Merger Agreement, certain stockholders of Traffic entered into agreements with the Company and Traffic pursuant to which those stockholders have agreed to vote their Traffic shares in favor of adoption and approval of the Merger Agreement and approval of the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share amounts)

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document. Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating these statements, you should specifically consider the various risk factors identified herein, in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

While we have only one customer that accounts for more than 10% of our revenue, we have another significant customer that has not paid its license fees in a timely manner. This resulted in a $3,100 reduction in second quarter revenue and a corresponding increase in the allowance for doubtful accounts. We are working with this customer to recover overdue amounts. We have received a partial payment subsequent to the second quarter of 2006, which has been recorded as revenue with a corresponding decrease to the allowance for doubtful accounts. During the third quarter of 2006, we recorded net revenue of $2,915 related to this customer. However, to the extent that this customer is unable or unwilling to pay past due amounts and remit timely payments in the future, our revenue may be significantly less than we expect for the full year.

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

Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. We anticipate that operating expenses will continue to increase as our growth and development activities continue, including further development and enhancement of our database and increasing our sales and marketing efforts. During the second quarter of 2006, we implemented a cost management program which involved delaying or cancelling certain discretionary spending. While the program has resulted in slower growth of our operating expenses, we do not intend on delaying or cancelling expenses to the extent we believe such spending is necessary or appropriate for future growth.

On January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” This requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost will be recognized over the requisite service period based on fair values measured on grant dates. We recognized stock-based compensation expense of $2,655 and $11,197 for the quarter and nine months ended October 1, 2006, respectively. We also recorded a cumulative effect of changing to SFAS No. 123(R) resulting in income of $506 (net of income tax expense of $312) in the first quarter of 2006. We expect stock-based compensation expense for 2006 to total approximately $14,000 to $15,000.

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

During the third quarter of 2005, we recorded an income tax benefit of $83,270 related to the reversal of the valuation allowance on a portion of our deferred tax assets. We also recorded the reversal of tax benefits of $1,836 related to deferred compensation. In addition, we reversed the valuation allowance on deferred tax assets associated with stock-based compensation, which resulted in an increase to additional paid-in capital of $34,552. We reassessed the realizability of the deferred tax assets and made the determination that it is more likely than not that we would be able to realize the benefits of the deferred tax assets related to net operating loss carryforwards and deferred interest credits in the United States. In reaching the determination, we considered both positive and negative evidence. Positive evidence included our strong recent revenue growth and operating performance, expectations regarding the generation of future taxable income, the length of available carryforward periods, our market position and the expected growth of the market. Negative evidence included our history of operating losses through 2001 and the likelihood of increased competition and loss of a significant customer. From that analysis, we determined that sufficient evidence existed to conclude that it was more likely than not that the benefits of certain of the deferred tax assets will be realized. Accordingly, we reversed the related valuation allowance. As of October 1, 2006, we had a valuation allowance for deferred tax assets of $2,966 related to Canadian net operating loss carryforwards and research and experimental tax credits.

Legislation was enacted in the Netherlands during the fourth quarter of 2005 that reduced the 2006 statutory corporate income tax rate to 29.6% from 30.5%.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of October 1, 2006, we had an accumulated deficit of $229,857. Prior to 2002, we had financed our operations with borrowings from Philips and the sale of preferred stock to Philips. Philips has no obligation to provide us with any additional financing in the future.

As of October 1, 2006, our balance of cash and cash equivalents and marketable securities was $278,703, compared to our cash and cash equivalents and marketable securities as of December 31, 2005 in the amount of $218,798, which represents an increase of $59,905.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. See Note 8 to our Condensed Consolidated Financial Statements for additional information on the foreign currency derivative instrument. For the quarter ended October 1, 2006, we generated approximately 61% of our net revenue and incurred approximately 46% of our total expenses in foreign currencies. Our European operations reported revenue of $85,153 for the quarter ended October 1, 2006. Due to an increase in the exchange rate of the euro against the dollar, as compared to the third quarter of 2005, European revenue was approximately $3,444 higher than what would have been reported had the exchange rate not increased. Based on the results of the quarter ended October 1, 2006, every one cent change in the exchange rate of the euro against the dollar resulted in approximately a $670 change in our quarterly revenue and approximately a $320 change in our quarterly operating income. For the nine months ended October 1, 2006, we generated approximately 63% of our net revenue and incurred approximately 46% of our total expenses in foreign currencies. Our European operations reported revenue of $246,439 for the nine months ended October 1, 2006. Due to a decrease in the exchange rate of the euro against the dollar, as compared to the three quarters of 2005, European revenue was approximately $2,597 lower than what would have been reported had the exchange rate not decreased. Based on the first nine months of 2006 results, every one cent change in the exchange rate of the euro against the dollar resulted in approximately a $2,000 change in our first nine months revenue and approximately a $930 change in our nine months operating income. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue for the foreseeable future. Approximately 13% and 14% of our revenue for the quarter and nine months ended October 1, 2006, respectively, was from one customer. Our top 15 customers accounted for approximately 72% and 73% of our revenue for the quarter and nine months ended October 1, 2006, respectively.

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

The allowance for doubtful accounts as reflected in our consolidated balance sheet reflects our best estimate of the amount of our gross accounts receivable that will not be collected. Prior to the second quarter of 2006, our actual level of bad debts had been relatively stable in recent years. In the second quarter of 2006, we had a significant customer that did not pay its license fees in a timely manner. This resulted in a $3,100 reduction in second quarter revenue and a corresponding increase in the allowance for doubtful accounts. Subsequent to the second quarter of 2006, we have received a partial payment from this customer which has been recorded as revenue in the third quarter with a corresponding decrease to the allowance for doubtful accounts. During the third quarter of 2006, we recorded net revenue of $2,915 related to this customer. We continue to refine our estimates for bad debts as our business grows, and while our credit losses have historically been within both our expectations and the provision recorded, fluctuations in credit loss rates, like the one in the second quarter of 2006 may affect our future financial results.

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

Impairment of Long-lived Assets

As of December 31, 2005 and October 1, 2006, our long-lived assets consisted of property and equipment, internal-use software, goodwill and acquired intangible assets. We review long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, goodwill is reviewed on at least an annual basis as well to determine if our recorded goodwill amounts are impaired in any manner. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

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

As of October 1, 2006, we had a valuation allowance for deferred tax assets of $2,966 related to Canadian net operating loss carryforwards and research and experimental tax credits.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business. In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could affect our financial position and net income, may be required.

Results of Operations

Comparison of Quarters and Nine Months Ended September 25, 2005 and October 1, 2006

Operating Income, Net Income and Earnings Per Share of Common Stock. Our operating income increased from $30,423 during the third quarter of 2005 to $37,044 in the third quarter of 2006, due primarily to our revenue growth in 2006. This revenue growth was partially offset by higher operating expenses. Our net income decreased from $101,115 in the third quarter of 2005 to $27,079 in the third quarter of 2006 due to an income tax benefit recorded in 2005 primarily related to the reversal of the valuation allowance on a portion of our deferred tax assets offset by slightly higher operating income and a reduction of our effective tax rate in 2006. Basic earnings per share of common stock were $1.11 and $0.29 for the third quarters of 2005 and 2006, respectively. Diluted earnings per share of common stock were $1.07 and $0.28 for the third quarters of 2005 and 2006, respectively.

Our operating income decreased from $92,696 during the first nine months of 2005 to $90,893 in the first nine months of 2006, due to higher operating expenses. The higher operating expenses were partially offset by our revenue growth in 2006. Our net income decreased from $143,164 in the first nine months of 2005 to $67,027 in the first nine months of 2006 due an income tax benefit recorded in 2005 primarily related to the reversal of the valuation allowance on a portion of our deferred tax assets and increases in our operating expenses offset by our revenue growth in 2006. Basic earnings per share of common stock were $1.60 and $.72 for the first nine months of 2005 and 2006, respectively. Diluted earnings per share of common stock were $1.52 and $0.70 for the first nine months of 2005 and 2006, respectively.

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

	Quarter Ended
	September 25, 2005	October 1, 2006	Change	% Change
Net revenue	$123,005	142,658	19,653	16.0%
Database creation and distribution costs	60,906	69,397	8,491	13.9%
Selling, general and administrative expenses	31,676	36,217	4,541	14.3%
Income tax (benefit) expense	(69,490)	12,890	82,380

	Nine Months Ended
	September 25, 2005	October 1, 2006	Change	% Change
Net revenue	$350,534	400,928	50,394	14.4%
Database creation and distribution costs	169,227	197,934	28,707	17.0%
Selling, general and administrative expenses	88,611	112,101	23,490	26.5%
Income tax (benefit) expense	(47,828)	31,665	79,493

Net Revenue. The increase in net revenue was due to an increase in database licensing, resulting primarily from increased unit sales to customers. Growth occurred in all geographic regions during the third quarter and first nine months of 2006. EMEA revenue increased 10.3% from $77,215 in the third quarter of 2005 to $85,153 in the third quarter of 2006, and increased 6.6% from $231,216 in the first nine months of 2005 to $246,439 in the first nine months of 2006. Americas revenue increased 31.2% from $42,737 in the third quarter of 2005 to $56,057 in the third quarter of 2006, and increased 28.9% from $116,265 in the first nine months of 2005 to $149,858 in the first nine months of 2006. EMEA and Americas revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors, automobile manufacturers and mobile device manufacturers. Differences in foreign currency translation increased revenue within the EMEA operations by approximately $3,444 in the third quarter of 2006 and decreased revenue by $2,597 for the first nine months of 2006 as compared to the comparable periods in 2005. Excluding the effect of foreign currency translation, European revenue would have grown 5.8% and 7.7% for the third quarter of 2006 and the first nine months of 2006, respectively. Revenue in the Americas was negatively affected by unfavorable conditions in the automobile industry in general and the mix of automobile sales, which generally favored models with lower navigation system take rates. Approximately 12% and 13% of our revenues in the third quarters of 2005 and 2006, respectively, came from one customer. Approximately 15% and 14% of our revenues in first nine months of 2005 and 2006, respectively, came from one customer.

Database Creation and Distribution Costs. The increase in database creation and distribution costs was primarily due to geographic expansion and quality improvements. The capitalization of $2,820 and $796 of development costs for internal-use software in the third quarter of 2005 and 2006, respectively, and the capitalization of $8,948 and $6,332 of development costs for internal-use software in the first nine months of 2005 and 2006, respectively, reduced our expenses in those periods. Differences in foreign currency translation increased expenses within the EMEA operations by approximately $1,658 in the third quarter of 2006 and decreased expenses by $404 for the first nine months of 2006 as compared to the comparable periods in 2005.

Approximately 54% and 53% of our database creation and distribution costs for the quarter and nine months ended October 1, 2006, respectively, were comprised of personnel, software amortization, stock-based compensation, occupancy and other business infrastructure expenses. This base of expenses has increased as we have expanded our business. Our direct distribution costs were 32% of database creation and distribution costs in the third quarter and first nine months of 2006.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings and expenses related to improving our infrastructure to support future growth. Stock-based compensation expense of $1,827 and $6,268 was recorded in selling, general and administrative expense in the third quarter and the first nine months of 2005, respectively, compared to $2,086 and $9,028 in the third quarter and the first nine months of 2006, respectively. Differences in foreign currency translation increased expenses within the EMEA operations by approximately $508 in the third quarter of 2006 and decreased expenses by $281 for the first nine months of 2006 as compared to the comparable periods in 2005.

Approximately 75% of our selling, general, and administrative expenses for the quarter and nine months ended October 1, 2006 were comprised of personnel, stock-based compensation, occupancy and other business infrastructure expenses. This base of expenses has increased as we have expanded our business.

Income Tax Expense. The increase in income tax expense is primarily due to the income tax benefit of $83,270 recorded in the third quarter of 2005, as a result of the reversal of the valuation allowance on a portion of our deferred tax asset. Excluding the effects of the net income tax benefit recorded in the third quarter of 2005, the effective tax rate in the third quarter and the first nine months of 2005 was 35.25% as compared to 32.25% in the third quarter and first nine months of 2006, respectively. The decrease in the effective tax rate was primarily due to legislation in the Netherlands enacted during the fourth quarter of 2005 that reduced the 2006 statutory corporate income tax rate to 29.6%. The 2005 statutory corporate income tax rate in the Netherlands was 31.5%.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of October 1, 2006, cash and cash equivalents and marketable securities totaled $278,703, compared to our cash and cash equivalents and marketable securities as of December 31, 2005 in the amount of $218,798, which represents an increase of $59,905.

On November 30, 2005, we extended and increased, through our operating subsidiary for North America, our revolving line of credit that is scheduled to mature on December 1, 2006. Pursuant to the terms of the line of credit, we may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%. We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment. We have guaranteed our operating subsidiary’s obligations under this facility. We plan on renewing the line of credit or substantially similar line of credit when it expires on December 1, 2006. As of October 1, 2006, there were no outstanding borrowings against this line of credit.

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

Cash and cash equivalents decreased by $18,667 during the nine months ended October 1, 2006. The changes in cash and cash equivalents are as follows for the nine months ended:

	September 25, 2005	October 1, 2006
Cash provided by operating activities	$77,480	$63,360
Cash used in investing activities	(70,589)	(100,585)
Cash provided by financing activities	5,147	16,841
Effect of exchange rates on cash	(2,183)	1,717
Increase (decrease) in cash and cash equivalents	$9,855	$(18,667)

Operating Activities

In the first nine months of both 2005 and 2006, we generated positive cash flow from operations. In both periods, cash flow from operations was driven by positive operating results, which in turn was driven by increased demand for our products. Our accounts receivable balance increased $32,919 and $24,612 in the first nine months of 2005 and 2006, respectively, due to revenue growth and the timing of billing toward the end of the period. Accounts payable decreased $7,594 during the first nine months of 2006 due to the payment of normal obligations. Deferred revenue decreased $5,252 during the first nine months of 2006 as we earned and recognized the revenue in our results of operations.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, investments in marketable securities and capital expenditures. We experienced temporary excess funds that were provided from operations in the first nine months of 2006. We invested those excess funds in cash equivalents and marketable securities. During the first nine months of 2005 and 2006, we invested an additional $47,120 and $78,604, respectively, in marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $8,948 and $6,332 for the first nine months of 2005 and 2006, respectively. We expect the capitalized costs related to software developed for internal use to be approximately $8,000 to $10,000 for the full year of 2006.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $5,086 and $10,305 during the first nine months of 2005 and 2006, respectively. We expect total capital expenditures to be approximately $12,000 to $14,000 for the full year of 2006.

On July 8, 2005, we acquired Picture Map International Co., Ltd., a South Korean digital map company (“PMI”), through our wholly owned subsidiary, NAVTEQ B.V., pursuant to a Stock Purchase Agreement (the “Agreement”) dated the same date by and among us, NAVTEQ B.V., PMI and all of the shareholders of PMI (the “PMI Shareholders”). Under the Agreement, NAVTEQ B.V. acquired all of the outstanding shares of PMI. We paid cash consideration to the PMI shareholders and direct costs related to the acquisition of $8,234, net of cash acquired, and issued 545 shares of our common stock. In addition, during the first nine months of 2006, we paid $5,044 to acquire a map database and other assets in Mexico.

Financing Activities

In the first nine months of 2005 and 2006, we have recorded $5,147 and $16,841, respectively, related to the issuance of common stock pursuant to our stock incentive plans.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are evaluating the effect this Interpretation will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This statement responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. We are evaluating the effect this Statement will have on our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of October 1, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the third quarter of 2006) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                            Legal Proceedings

See Note 11 to our Condensed Consolidated Financial Statements in Part I — Item 1, which is hereby incorporated by reference.

Item 6.                            Exhibits

10.1                           Amended and Restated 2001 Stock Incentive Plan

10.2                           Amendments to stock option agreements between NAVTEQ Corporation and Denis Cohen dated August 17, 2006

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

Dated: November 7, 2006

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil T. Smith
Neil T. Smith
Vice President and Corporate Controller (Principal Accounting Officer)