Form 10-K
period 2006-12-31
NAVTEQ CORP
filed 2007-03-01
CIK 834208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

 Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold, equaled approximately $4,164,300,000.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 1, 2007 was 93,582,574

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Stockholders, to be held on May 22, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the terminology used—for example, words and phrases such as “may,” “should,” “expect,” “anticipate,” “plan,” “believe,” “estimate,” “predict” and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in this annual report under “Item 1A. Risk Factors.” Readers should carefully review this annual report in its entirety, including, but not limited to, the financial statements and notes thereto. NAVTEQ undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. You should rely only on the information contained in this document. We have not authorized anyone to provide you with information that is different. The information contained herein may only be accurate as of the date of this document.

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

By developing software applications that interface with our map database, our customers offer a broad range of navigation and geographic-based products and services to consumers and businesses. Our database enables these providers to offer:

•     Dynamic Navigation.    Our map database enables real-time, detailed turn-by-turn route guidance through vehicle navigation systems, as well as through GPS-enabled handheld navigation devices, and other mobile devices. Customers that use our map database to provide dynamic navigation applications include vehicle navigation systems manufacturers, such as Harman Becker, Alpine and Siemens, and mobile navigation device manufacturers, such as Garmin, TomTom, and Magellan. Every major automobile manufacturer that currently offers a navigation system in North America or Europe uses our database in one or more of its models.

•     Route Planning.    Our database enables driving directions, route optimization and map display through services provided by Internet portals and through computer software for personal and commercial use. Customers that use our map database to provide route planning applications include leading Internet portals and websites, such as AOL/MapQuest, Microsoft/MSN, Google and Yahoo!, software developers, such as Microsoft and Rand McNally, and leading parcel and overnight delivery service companies.   In 2006, there were more than 28 billion route planning transactions derived from our database in North America on the leading Internet portals and websites.

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

Our map database is a highly accurate and detailed digital representation of road transportation networks in Europe, the United States, Canada and other regions. Our database offers extensive geographic coverage, including data at various levels of detail for 59 countries on six continents, covering approximately 11 million miles of roadway worldwide.  In Europe, our database covers virtually all main arterial roads within Western Europe’s major highways network and has detailed coverage for numerous cities throughout Europe.  We currently provide coverage relating to approximately 6.1 million miles of roadway in North America, which includes detailed coverage in areas in which a majority of the population live and work. Our most detailed coverage includes extensive road, route and related travel information, including attributes collected by road segment that are essential for routing and navigation, such as road classifications, details regarding ramps, road barriers, sign information, street names and addresses and traffic rules and regulations. In addition, our database currently includes over 15 million points of interest, such as airports, hotels, restaurants, retailers, civic offices and cultural sites.

We use a multi-step process to create, maintain and deliver a high-quality database. The process involves utilization of proprietary software and technologies combined with our dedicated field force of over 600 employees around the world.  Due to the complexity of our database building process and the depth and breadth of the information it contains, we believe it would take substantial time and resources for a new market entrant to build a digital map database with a comparable level of detail and accuracy.

Acquisition of Traffic.com

On November 5, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Traffic.com, Inc., a Delaware corporation (“Traffic.com”), NAVTEQ Holdings B.V., a corporation organized under the laws of The Netherlands and wholly-owned subsidiary of NAVTEQ, NAVTEQ Holdings Delaware, Inc., a Delaware corporation (“Merger Subsidiary”) and an indirect wholly-owned subsidiary of NAVTEQ, and us, pursuant to which Traffic.com will be merged with and into Merger Subsidiary (the “Merger”).  Upon consummation of the Merger, the separate existence of Traffic.com will cease, and Merger Subsidiary will be the surviving corporation.  The equity value of the transaction was approximately $179 million as of the date of the Merger Agreement.  The Merger was approved by our Board of Directors and Traffic.com’s Board of Directors.  Traffic.com is a publicly traded company with shares listed on the Nasdaq Global Market. We expect the transaction to close in early March 2007.

Traffic.com is a leading provider of accurate, real-time traffic information in the United States, based on the quality of its traffic data and the extent of its geographic coverage. Traffic.com combines traffic incident and event information, collected using traditional methods, with comprehensive flow data collected through its network of roadside sensors to offer detailed traffic information, including specific speeds, travel times and delay times. Traffic.com has built its TIMS data management system to process the above information in real time and to deliver customized reports to large numbers of radio, television, online, mobile device, and in-vehicle navigation system users.  For the nine months ended September 30, 2006, Traffic.com’s revenue was approximately $32 million.

Pursuant to the Merger Agreement, at the effective time of the Merger, each share outstanding of Traffic.com common stock will be converted into the right to receive, at the election of the holder thereof (subject to certain conditions, including those pertaining to pro-ration): (i) $8.00 in cash, without interest or (ii) 0.235 shares of our common stock, par value $0.001 per share (collectively, the “Merger Consideration”).  The election of cash or stock will be subject to a limit on total cash consideration of approximately $49 million (minus the cash value of dissenting shares) and a total stock consideration equal to approximately 4.3 million shares of our common stock (less the shares of our common stock issued to holders of warrants to purchase Traffic.com stock that are exchanged for our common stock based on the per share stock consideration).

The Merger Agreement includes customary representations, warranties and covenants of the parties.  The covenants of Traffic.com include, subject to certain exceptions, covenants to (i) conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the consummation of the Merger, (ii) have its Board of Directors recommend that its stockholders vote for the approval and adoption of the Merger Agreement and the Merger, (iii) hold a stockholders’ meeting for the purpose of voting on the adoption of the Merger Agreement, (iv) not withdraw its Board of Directors’ recommendation, approve an alternative business combination transaction or proposal, or approve or enter into an agreement for an alternative business combination transaction, (v) not solicit, encourage or facilitate alternative business combination transaction proposals, and (vi) not engage in discussions or negotiations concerning or disclose nonpublic information in connection with alternative business combination transactions or proposals.

The consummation of the Merger is subject to the approval of stockholders of Traffic.com by a majority of the votes cast at the meeting of Traffic.com’s stockholders and other customary closing conditions, including (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (‘HSR Act”) (ii) the absence of any law or regulation that makes illegal the Merger or the transactions contemplated thereby or prohibits or otherwise prevents the consummation of the Merger or any of the transactions contemplated thereby, (iii) the effectiveness of the registration statement on Form S-4 to be filed with the Securities and Exchange Commission (“SEC”), (iv) the number of shares dissenting from approval of the Merger not exceeding ten percent of the aggregate number of shares of Traffic.com capital stock outstanding as of the record date for Traffic.com’s stockholders’ meeting, and (v) the approval of our common stock to be issued in the Merger for listing on the New York Stock Exchange.  Each party’s obligation to close is also subject to, among other closing conditions, the accuracy of representations and warranties of the other party and compliance by the other party of the covenants required to be complied with on or prior to closing, the receipt of required regulatory approvals, the delivery to each party of customary tax opinions from its counsel that the Merger will qualify as a tax-free reorganization for federal income purposes, the absence of an event constituting a material adverse effect on the other party, as described in the Merger Agreement, and the delivery of certain third party consents by the other party.  Furthermore, our obligation to close is subject to, among other closing conditions, the delivery of written agreements from certain holders of outstanding Traffic.com warrants providing for the exercise of such warrants in full at or prior to closing, the exchange of such warrants for the per share stock consideration set forth in the Merger Agreement or the replacement of such warrants by new warrants in a form agreed to by us and such holders. The waiting period under the HSR Act terminated on January 8, 2007.

The Merger Agreement contains certain termination rights of Traffic.com and us and further provides that Traffic.com will be required to pay us a termination fee of $6.25 million under certain specified circumstances.

The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement filed hereto as Exhibit 2.1.

Concurrently with the execution and delivery of the Merger Agreement, certain stockholders of Traffic.com entered into agreements with us and Traffic (the “Voting Agreements”) pursuant to which those stockholders have agreed to vote their Traffic.com shares in favor of adoption and approval of the Merger Agreement and approval of the Merger.  Copies of the forms of Voting Agreements are filed herewith as Exhibits 10.23(a) and 10.23(b).

A registration statement on Form S-4 containing a proxy statement/prospectus of NAVTEQ and Traffic.com relating to the Merger was declared effective by the SEC on February 1, 2007. The definitive proxy statement/prospectus has been sent to security holders of Traffic.com seeking their approval of the proposed Merger.  Investors and security holders are urged to read carefully the definitive proxy statement/prospectus and other relevant documents filed by either party with the SEC before making any voting or investment decision because these materials will contain important information regarding us, Traffic.com and the proposed Merger.

Acquisition of The Map Network

On December 5, 2006, we entered into an Agreement and Plan of Merger by and among The Map Network, Inc., a Delaware corporation (“TMN”), NAVTEQ Holdings B.V., a corporation organized under the laws of The Netherlands (B.V. Sub), NAVTEQ Holdings Delaware II, Inc., a Delaware corporation (“Merger Sub”), Gannett Satellite Information Network, Inc., as the representative of TMN’s Stockholders and us (the “TMN Merger Agreement”).  The transactions contemplated by the TMN Merger Agreement were consummated on December 15, 2006.  Pursuant to the TMN Merger Agreement, B.V. Sub acquired TMN through a merger of  Merger Sub with and into TMN (the “TMN Merger”) for a total purchase price of $37,500,000, subject to certain purchase price adjustments (the “Merger Consideration”).  The TMN Merger was approved by the Boards of Directors of both NAVTEQ and TMN and by the requisite percentage of TMN’s stockholders.

Pursuant to the TMN Merger Agreement, at the effective time of the TMN Merger, each TMN stockholder and holder of TMN convertible securities received his, her or its allocable portion of the Merger Consideration subject to certain purchase price adjustments.  In addition, to secure the indemnification obligations, including any purchase price adjustments, of the Participating Stockholders (as defined in the TMN Merger Agreement), $7,500,000 of the Merger Consideration was deposited in escrow; any amount remaining in escrow at the end of 24 months will be released to the Participating Stockholders to the extent not subject to pending indemnification claims by us and our related parties.

The TMN Merger Agreement contained customary representations, warranties, covenants and related indemnification provisions.

The foregoing description of the TMN Merger Agreement and the TMN Merger does not purport to be complete and is qualified in its entirety by reference to the TMN Merger Agreement filed hereto as Exhibit 2.2.

The Map Network produces official maps for travel destinations, special events and major hotels and marquee venues. The Map Network’s detailed, accurate maps, are generally available in both print and online form, for over 90 U.S. cities, more than 200 trade shows and events and a number of leading convention centers, stadiums and hotels. Map content includes detailed building layouts (interior and exterior), robust event listings and locally relevant community and business Points of Interest and information. Clients include the Washington, DC Convention & Tourism Corporation and Super Bowls XL and XLI.

Corporate Information

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

Vehicle Navigation

The automotive industry led the early adoption of GPS-enabled navigation technologies.  Vehicle navigation customers, consisting primarily of automobile manufacturers and their navigation systems suppliers, are currently our largest channel by revenue.  However, we believe that mobile devices will represent a majority of our revenue from digital map database sales in the near future.  In 2005 and 2006, approximately 70% and 66%, respectively, of our revenue was generated from sales of our map database for use in self-contained navigation hardware and software systems installed in vehicles.   Although we expect our revenue generated from sales to the vehicle navigation industry will continue to grow, we expect that these sales as a percentage of our total revenue will decline over time, primarily due to anticipated higher growth rates in the use of our database in GPS-enabled mobile devices. Our sales in the vehicle navigation industry are primarily in Western Europe and North America.

A number of factors are expected to continue to drive growth in the penetration of navigation systems in Europe and North America. Technological advancements and manufacturing economies from higher production volumes are expected to lead to a continual decrease in the average price of vehicle navigation systems although this has not occurred as rapidly as we had expected. Additionally, as competition among automobile manufacturers intensifies, they will increasingly look for ways to differentiate their product offerings. As a result, we expect automobile manufacturers in North America to continue to expand beyond offering navigation systems primarily in the luxury and sport utility vehicle classes to other vehicle classes.

Mobile Devices

A variety of mobile devices have been introduced in recent years that are GPS-enabled and capable of supporting dynamic navigation and location-based services applications. These include mobile phones (including smart phones), personal digital assistants (PDAs) and portable navigation devices (PNDs).  Demand for navigation and location-based products and services is growing as consumers become more familiar with and depend upon real-time electronically delivered information.  We believe that the confluence of nascent market demand for location-based services, government regulation requiring or encouraging mobile phones to be location-enabled and the desire of wireless service providers to increase their average revenue per user will continue to drive the development of location-based applications and result in accelerated growth in this area in the future.

Internet-based Mapping Applications

Leading websites and portals, such as AOL/MapQuest, Microsoft/MSN, Google and Yahoo!, derive a substantial amount of traffic from consumers seeking route planning services such as static digital maps and point-to-point driving directions. Many of the leading websites and portals offering route planning services use our database to provide these services. The revenue we receive from these websites/portals does not represent a substantial portion of our business; however, we view this business to be an important driver of consumer awareness of digital route planning services and increased comfort levels with the more advanced dynamic navigation offerings in the vehicle and mobile device industries. In 2006, there were more than 28 billion route planning transactions derived from our database in North America on the leading Internet portals and websites.

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

•     Extensive Global Coverage.    An important consideration to automobile manufacturers, navigation systems suppliers and Internet portals is the ability to provide a comprehensive global product offering. We offer extensive geographic coverage, including 59 countries on six continents covering approximately 11 million miles of roadway.

•     Detail and Richness of Our Database.    We offer a highly-detailed database, enabling real-time, turn-by-turn route guidance to specific addresses, points of interest and other locations. Unlike basic road maps, our map database currently can have over 204 unique attributes for a particular road segment, including details regarding ramps, road barriers, sign information, street names and addresses and traffic rules and regulations. Our database also includes information on an array of points of interest, such as airports, hotels, restaurants, retailers, civic offices and cultural sites. We believe that the inclusion of detailed navigation-related information as well as points of interest make our product more useful and relevant to users, enhancing the overall navigation experience. We continue to expand the detail and breadth of coverage of the database through direct collection and third party sources.

•     Integrated Data Collection Process.    We have a data collection process that combines proprietary technology with a global field force of over 600 trained technicians, enabling us to effectively collect, update and verify detailed road network data. We also believe that our data collection process provides superior quality and accuracy, as our field force experiences the roadway in the same manner as end-users, and that this quality and accuracy provides us with a distinct competitive advantage over comparable databases that are aggregated solely or more primarily from third party sources.

•     Strong Business Relationships.    We have long-standing, collaborative relationships with manufacturers of automobiles, vehicle navigation systems and mobile devices. We are a direct supplier to a number of the major automobile manufacturers, including BMW, DaimlerChrysler, Fiat, Ford, General Motors, Porsche, PSA Peugeot Citroën, Renault and Volkswagen.  We also supply some of these automobile manufacturers and others, such as Honda and Toyota, indirectly through relationships with the major navigation systems manufacturers, including AISIN AW, Alpine, Denso, Harman Becker, Siemens and Mitsubishi. In addition, we have established relationships with a number of GPS-enabled mobile device manufacturers, such as Garmin and Magellan. We work closely with these manufacturers at various points in the product life cycle to facilitate their use of our database.   We strive to collaborate with our customers in their engineering, marketing, information technology and sales functions and in any other areas within their organizations that are integral to their use of our map database.  We believe this approach improves the product offerings of our customers.

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

Our Database

Our principal product is a map database that is a digital representation of road transportation networks in Europe, North America and other regions. Our database is constructed to provide the high level of accuracy and detail necessary to support a variety of applications providing dynamic navigation, route planning, location-based services and other geographic information-based products and services. We believe our digital map has the most extensive navigable geographic coverage of any commercially available today, currently including coverage at various levels of detail for 59 countries on six continents, covering approximately 11 million miles of roadway.

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

In the United States and Canada, our database covers close to 100% of both the population and the public road network. Detailed coverage is complete for cities and their respective surrounding areas, covering in the aggregate approximately 69% of the total combined population of North America.  In Western Europe and Eastern Europe, our database covers approximately 100% and 29%, respectively, of the population of the countries listed below under Europe.

We currently offer coverage in the following countries:

North America
	• United States (including Puerto Rico and Virgin Islands)	• Canada	• Mexico

Europe
	• Albania	• Hungary	• Russia
	• Andorra	• Ireland	• San Marino
	• Austria	• Italy	• Serbia
	• Belgium	• Latvia	• Scotland
	• Bosnia and Herzegovina	• Liechtenstien	• Slovak Republic
	• Bulgaria	• Lithuania	• Slovenia
	• Croatia	• Luxembourg	• Spain
	• Czech Republic	• Macedonia	• Sweden
	• Denmark	• Monaco	• Switzerland
	• England (including	• Montenegro	• Vatican City
	Crown Territories, Isle	• The Netherlands	• Wales
	of Man, Channel Islands	• Northern Ireland
	and Gibraltar)	• Norway
	• Estonia	• Poland
	• Finland	• Portugal
	• France	• Romania
• Germany
• Greece

Rest of World
	• Australia	• Malaysia	• South Africa
	• Bahrain	• Oman	• South Korea
	• Brazil	• Qatar	• Taiwan
	• China (Hong Kong and	• Saudi Arabia	• United Arab
	Macao)*	• Singapore	Emirates
• Kuwait

*We also offer data for mainland China indirectly through our Chinese joint venture, NAV2.

Creating, maintaining and delivering a comprehensive, high quality map database is a multi-step, labor-intensive process. We currently employ over 190 geographic analysts in our centralized production facility and a global workforce of over 600 geographic analysts in 27 countries, all working with a consistent build methodology and using one global specification.

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

Distribution services include the manufacturing and shipping of digital storage media to automobile manufacturers and dealers or directly to end-users as well as a complete range of services, including inventory management, order processing, on-line credit card processing, multi-currency processing, localized VAT handling and consumer call center support. We handle more than 2.7 million pieces of storage media annually (both CDs and DVDs) and some component of our distribution services are currently used by more than 20 car brands.

Technical support services include technical content support, technical software support, resident engineering and program management. Technical content support is provided to all customers to assist them in optimizing use of our data in their products and services. Technical software support provides shelf-ready, third party and custom software tools and solutions. Finally, resident engineering and program management services help define and manage broad program implementation to ensure successful product launches. Our technical support services are designed to facilitate more successful and rapid entry by our customers into the navigation market, accelerate growth of the entire navigation market and enhance the relationship between us and our customers. Our technical support service staff also works closely with both sales personnel and customers to better understand customer requirements for new product deployment.

Technology

Technology development is a critical part of our continued growth and success. Our technology team consists of approximately 350 employees, focusing on initiatives to better serve our customers’ needs as well as to improve our efficiency. We also outsource some of our software development and data production functions to third parties located in foreign countries. This enables us to leverage a global talent pool and complete projects in a cost effective and timely manner.

Our customers’ evolving uses and requirements for our map database drive our technology developments and innovations in data gathering, processing, delivery and deployment. Our technology effort will continue to focus on system software tools and services that enable us to efficiently create, manage and distribute the map database. We expect to continue to develop proprietary technologies where appropriate and to purchase or license technologies where cost-effective.

We believe that a significant factor in the successful creation and updating of our database is our proprietary software environment. We employ an integrated approach to our database, software support and operations environments. We devote significant resources and expertise to the development of a customized data management software system. We also have built our workstation software to enable sophisticated database creation and the performance of updating tasks in a well-controlled and efficient environment. A particular capability that we have developed in this area is the ability to access the common database from any of our more than 140 satellite offices and the ability to edit portions of the data concurrently among several users. Our proprietary software enables our field force to gather data on a real-time basis on portable computers in field vehicles. Once the data has been gathered and stored on portable computers, our field force performs further data processing at our field offices before integrating the changes into the common database. In addition, we are currently migrating to an enhanced database platform that will enable us to support electronic, incremental delivery of map data and reduce latency between data collection, database updates and distribution of information. The new system will also enable us to provide on-demand delivery of map database updates to our customers in the future.

Marketing and Database Distribution

Our marketing efforts include a direct sales force, attendance and exhibition at trade shows and conferences, advertisements in relevant industry periodicals, direct sales mailings and advertisements, electronic mailings, Internet-based marketing and co-marketing with customers.

We provide our data to end-users through multiple distribution methods.  For example, our customers produce copies of our data on various media, such as CD-ROMs, DVDs and other storage media.  Our customers then distribute those media to end-users directly and indirectly through retail establishments, automobile manufacturers and their dealers, and other re-distributors. The media may be sold by our customer separately from its products, bundled with its products or otherwise incorporated into its products. We also produce copies of our data and distribute those copies to end-users both directly and indirectly through automobile manufacturers and their dealers. In those cases where we produce and distribute copies to end-users, the copies are compiled into our customers’ proprietary format for use with the customers’ products.  Additionally, some of our customers store our data on servers and distribute information, such as map images and driving directions, derived from our data over the Internet and through other communication networks.

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
• Harman Becker, AISIN AW, Alpine,
Siemens,
Denso
(Navigation systems manufacturers)
• OnStar, ATX (Telematic)
• XM Satellite Radio, Sirius Satellite
Radio

Mobile Devices	• Map display	• Garmin, Magellan,
	• Driving directions	TomTom, T-Info, Verizon Wireless
	• Dynamic navigation	deCarta, PTV, Tel-Map

Internet-Based Mapping	• Map display	• AOL/MapQuest,
	• Driving directions	Microsoft/MSN, Yahoo!, Google
(Internet portals)
• Microsoft, Rand McNally
(PC Software)

Other	• Asset tracking/fleet management	• Leading parcel and overnight delivery
service
(Commercial Logistics,	• Route optimization	companies, PTV, ESRI
Geographic Information	• Geographic information	Federal, state, local and quasi-
Analysis, etc.)	• Emergency response	government agencies
• Traffic management

During the fiscal years ended December 31, 2004, 2005 and 2006, BMW AG (including its affiliates) represented approximately 16%, 13% and 12% of revenue, respectively.  We sell copies of our database and map disks to BMW in North America and Europe pursuant to BMW’s standard purchasing terms and conditions, modified in specific instances by separate agreements with BMW. BMW is not obligated to make any minimum purchases under these arrangements. We have also entered into an agreement with BMW to develop a database for South Africa and to sell copies of this database and map disks to BMW.

In addition, for the years ended December 31, 2004, 2005, and 2006, sales to our top 15 customers accounted for approximately 77%, 76% and 71% of our revenue, respectively.

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

We currently have several major competitors, including Tele Atlas and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use.  Governmental and quasi-governmental agencies are also making more map data information with greater coverage and content, and higher quality, available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database.

In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressure. Increased competition from our current competitors or new market entrants (which may include our customers) with respect to quality content, pricing, and otherwise, actions taken by our customers to diversify their sources of supply and increase pricing pressure, initiatives to develop community and probe-based map data and other competitive pressures, may result in price reductions, reduced profit margins or loss of business.

Intellectual Property

Our success and ability to compete are dependent, in part, upon our ability to establish and adequately protect our intellectual property rights. In this regard, we rely primarily on a combination of copyright laws (including, in Europe, database protection laws), trade secrets and patents to establish and protect our intellectual property rights in our database, software and related technology. We hold a total of more than 175 U.S. patents, which cover a variety of technologies, including technologies relating to the collection and distribution of geographical and other data, data organization and format, and database evaluation and analysis tools. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business.  We have licensed others to practice certain of our patents or patent rights and expect to continue licensing certain of our patents or patent rights in the future.   We also protect our database, software and related technology, in part, through the terms of our license agreements and by confidentiality agreements with our employees, consultants, customers and others. We also claim rights in our trademarks and service marks. Certain of our marks are registered in the United States, Europe and elsewhere and we have filed applications to register certain other marks in these jurisdictions. We have licensed others to use certain of our marks in connection with our database and expect to continue licensing certain of our marks in the future.

NAVTEQ is a trademark of NAVTEQ Corporation and Map Network is a trademark of The Map Network, Inc., which was recently acquired by us.  All other trademarks or service marks appearing in this annual report are trademarks or service marks of others.

Seasonality

Revenue derived from the use of our data in location-enabled mobile devices, as opposed to in-vehicle navigation devices, is becoming a much more significant part of our overall operating results.  As such, our total revenue will likely have a more seasonal pattern with first quarter revenue generally being relatively weaker than other quarters and fourth quarter revenue generally being relatively stronger than other quarters. Since we are in the early stages of this shift in our revenue, our ability to forecast our revenue, particularly in the fourth quarter, may be limited, and may result in material differences between any forecasted operating results and our actual results. This could cause volatility in our stock price. In addition, if we become more dependent on revenues associated with location-enabled devices, our business may be more sensitive to the general strength of the fourth quarter holiday shopping season and external retail shopping factors, each of which could significantly negatively impact our business.

Employees

As of December 31, 2006, we had a total of 2,198 employees. We believe that relations with our employees are good, and we have not experienced any work stoppages due to labor disputes.

International Operations

We have substantial operations in Europe and other jurisdictions and we expect a significant portion of our revenues and expenses will be generated by our European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, including compliance with, or changes in, the laws and regulatory requirements of various foreign countries and the European Union, difficulties in staffing and managing foreign subsidiary operations, taxes, trade barriers and business interruptions. In addition, substantially all of our expenses and revenues relating to our international operations are denominated in foreign currencies. We are not currently engaged in activities to hedge our foreign currency exposures.  We are, and will continue to be, subject to risks related to foreign currency fluctuations until we engage in such hedging activities, if ever. Any of these matters could increase our expenses and have a material adverse effect on our financial condition and results of operations.

The following summarizes net revenue on a geographic basis for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	Years Ended December 31,
	2004	2005	2006

Net revenue:
EMEA	$267,541	316,208	360,056
Americas	125,317	172,789	216,150
Asia Pacific	—	7,515	5,413
Total net revenue	$392,858	496,512	581,619

We derive our revenues primarily from database license fees.  Revenues for geographic data of Europe, North America and Korea are attributed to Europe, Middle East, and Africa (“EMEA”), Americas and Asia Pacific, respectively. Revenues for geographic data for Central and South America are attributed to Americas.  Revenues for geographic data for countries outside of Europe, the Americas and Korea are attributed to EMEA, and are not material.

The following summarizes long-lived assets on a geographic basis as of December 31, 2005 and 2006 (in thousands):

	December 31,
	2005	2006

Property and equipment, net:
EMEA	$5,731	7,077
Americas	14,396	19,810
Asia Pacific	701	575
Total property and equipment, net	$20,828	27,462

Capitalized software development costs, net:
EMEA	$—	1,454
Americas	25,761	17,390
Asia Pacific	—	—
Total capitalized software development costs, net	$25,761	18,844

Executive Officers of the Registrant

Our executive officers and their ages and positions, as of February 15, 2007, are as follows:

Name	Age	Position(s)

Executive officers:
Judson C. Green(1)	54	President, Chief Executive Officer and Director
John K. MacLeod	49	Executive Vice President, NAVTEQ Connected Services
David B. Mullen	56	Executive Vice President and Chief Financial Officer
Clifford I. Fox	51	Senior Vice President, NAVTEQ Map
Winston Guillory, Jr.	50	Senior Vice President, Consumer and Business Sales
Lawrence M. Kaplan	43	Senior Vice President, General Counsel and Corporate Secretary
Jeffrey L. Mize	43	Senior Vice President, NAVTEQ Vehicle Sales
M. Salahuddin Khan(2)	55	Senior Vice President, Global Marketing and Strategy
Amreesh Modi	55	Senior Vice President and Chief Technology Officer
Richard E. Shuman	54	Senior Vice President, Asia Pacific Sales
Denise M. Doyle	34	Vice President, Business Affairs
Christine C. Moore	57	Vice President, Human Resources

(1)                                  Serves as a member of our board of directors pursuant to the terms of his employment agreement.

(2)                                  Mr. Khan retired from NAVTEQ effective February 23, 2007.

Executive Officers

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

David B. Mullen serves as our Executive Vice President and Chief Financial Officer. Prior to joining us in December 2002, he was Chief Financial Officer of Allscripts Healthcare Solutions, Inc., a healthcare technology firm, from August 1997 to September 2002. From 1995 to 1997, Mr. Mullen was Chief Financial Officer of Enterprise Systems, a publicly-held healthcare software company. Earlier he held several top management positions with CCC Information Services, a software and information services company serving the insurance industry, and spent a number of years in the audit and systems consulting practices of Ernst & Young LLP. Mr. Mullen holds a M.B.A. from the Wharton School at the University of Pennsylvania and a bachelor’s degree in statistics from Princeton University. Mr. Mullen is a director of Eagle Test Systems.

Clifford I. Fox serves as our Senior Vice President, NAVTEQ Map.  Mr. Fox joined us in June 2000 and has served in several senior level positions including Vice President and General Manager Sales for In-Vehicle Applications and Vice President Global Product Management. Previously he worked for twenty three years at Honeywell. The last nine of these years was spent working in various senior management positions including Director of Sales, Marketing and Engineering for the Automotive Sensor business, Director of Business Development and Director of Customer Support. Mr. Fox holds a B.S. in Physics from Iowa State University.

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

M. Salahuddin Khan served as our Senior Vice president, Global Marketing and Strategy until he retired on February 23, 2007. Mr. Khan joined us in 1998 as Vice President, OEM Marketing and also served as our Senior Vice President, Technology & Development and Chief Technology Officer. Previously, Mr. Khan was at Computervision Corporation for nearly twenty years, most recently as Vice President, Research and Product Development. Mr. Khan holds a B.S. in aeronautics and astronautics from the University of Southampton.

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

Amreesh Modi serves as our Senior Vice President and Chief Technology Officer.  Before joining us in December 2006, he held a number of senior positions at Motorola, Inc., most recently as Vice President, Integrated Communications Solutions.  Before Motorola, Mr. Modi was at Bell Laboratories for nearly 15 years in various product management and engineering positions. Mr. Modi holds a B.S. in Electrical Engineering from Gujarat University in India, an M.S. in Electrical Engineering from the University of Wisconsin at Madison and an MBA from the University of Chicago Graduate School of Business.

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

For the years ended December 31, 2004, 2005 and 2006, revenue from our largest customer, BMW AG, accounted for approximately 16%, 13% and 12%, respectively, of our total revenue. In addition, during those three years, sales to our top 15 customers accounted for approximately 77%, 76% and 71% of our revenue, respectively. Although we have achieved some success in expanding our customer base, we anticipate that a limited number of customers will continue to represent a significant percentage of our revenue for the foreseeable future. In addition, although we have contractual arrangements with most of our key customers, the majority of these arrangements are not long term and generally do not obligate our key customers to make any minimum or specified level of purchases. Therefore, our relationships with these key customers may or may not continue in the future, and we are not guaranteed any minimum level of revenue from them. We cannot assure you that our revenue from our current customers will reach or exceed historical levels in any future period. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

If we are unable to integrate acquired companies effectively, our business could be adversely affected.

We may pursue acquisitions of existing companies in order to grow our business, to expand the scope and breadth of our database and to diversify our products and services. We cannot assure you that we will be able to successfully integrate our recent acquisition of The Map Network, Inc. or any future acquisitions, including the pending acquisition of Traffic.com, that these acquired companies will operate profitably, or that we will realize the potential benefits from these acquisitions. If we do not successfully integrate acquired companies, the attention of our management may be diverted and our business, financial condition and results of operations could be adversely affected.

The integration of Traffic.com into our business will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt our business and the business of Traffic.com. The anticipated benefits and synergies of the merger are based on a number of projections and assumptions, not actual experience, and assume a successful integration. While we believe that the merger will

•       combine Traffic.com’s valuable proprietary sensor network and related real-time traffic data with our customer base and expertise in creating, maintaining and distributing digital map data resulting in a stronger, more diversified provider of geographic and other location-based content;

•       allow for the realization of cost synergies; and

•       result in a combined company with a potential for increased revenue and a stronger strategic position in the traffic business;

we cannot assure you that any or all of these results will be achieved. Moreover, our ability to realize the anticipated benefits of the merger will depend, in part, upon the following:

•       maintaining and growing Traffic.com’s business of delivering traffic data to traditional media outlets (such as television and radio) and the corresponding advertising revenue associated therewith and significantly increasing Traffic.com’s business of delivering traffic data to new media lines of distribution (such as the Internet, wireless devices and in-vehicle navigation systems) and the corresponding advertising revenue associated therewith;

•       creating innovative combined product and service offerings;

•       integrating Traffic.com’s business, technology and personnel into our business in an efficient and timely manner, including reducing redundant expenses and leveraging our existing infrastructure and business, without significant disruption to our business and Traffic.com’s business;

•       the potential loss of our customers and Traffic.com customers in connection with the merger, as well as the potential for lower than expected demand or greater than expected price sensitivity from current and targeted customers in the future;

•       any charges associated with integrating Traffic.com into our business following the closing;

•       United States and worldwide macroeconomic conditions, both generally and specifically within the traffic data business;

•       potential incompatibility of business cultures;

•       potential loss of key employees;

•       the diversion of management’s attention from ongoing business concerns; and

•       coordinating geographically separate organizations.

Some of these factors are outside of our control. One or more of these factors could result in increased operating costs, lower revenues, lower earnings or losses, or failures to compete effectively in the traffic data business, any of which could reduce the price of our stock.

In addition, to the extent we are unable to realize the anticipated benefits of the pending acquisition of Traffic.com, it may become necessary to cut or delay planned development within our traffic business as well as other portions of our business. Should these cuts or delays become necessary, there may be an adverse impact on our earnings and growth following the acquisition.

The issuance of shares of our common stock to Traffic.com stockholders in the pending acquisition and charges associated with the acquisition may have a negative impact on our earnings per share.

If the pending acquisition of Traffic.com is completed, we expect that 4.3 million shares of our common stock will be issued to Traffic.com stockholders. Based on the increased number of our shares outstanding following the acquisition, Traffic.com’s historical operating losses, the anticipated accounting charges related to the acquisition and the potential for additional costs associated with integrating Traffic.com into our business, the acquisition may result in lower earnings per share than would have been earned by us in the absence of the acquisition. We expect that over time the acquisition will yield cost and revenue synergies and other benefits to us such that the acquisition will ultimately be accretive to earnings per share. However, we cannot assure you that an increase in earnings per share will be achieved. In order to achieve increases in earnings per share as a result of the acquisition, we will, among other things, need to increase Traffic.com’s revenues, including significantly growing the business of providing traffic data to new media distribution channels (such as Internet, wireless and in-vehicle navigation applications) and the corresponding advertising revenue associated therewith, successfully integrate Traffic.com’s operations into our business after the acquisition and reduce Traffic.com’s historic increases in operating expenses.

The market for products and services incorporating our map database is evolving and its rate of growth is uncertain.

Our success depends upon the availability and functionality of our customers’ products and services, and our customers’ abilities to successfully market and sell their products and services incorporating our database. Continued growth in the adoption of route guidance products in the automotive industry and in the consumer mobile device industry (in products such as mobile phones, PDAs and PNDs), technological improvements in wireless devices, such as inclusion of GPS capabilities in mobile devices and increases in functional memory, and continued development by our current and potential customers of dynamic navigation, route planning, location-based services, asset tracking and other geographic-related products and services incorporating our database, are critical to our future growth. If our customers do not continue to successfully develop and market new products and services incorporating our database, or the products that our customers develop and market do not meet consumer expectations in terms of functionality, price and quality, our revenue and operating results will be adversely affected. Even if these products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will enable us to maintain profitable operations.

Growth in the market for vehicle navigation products and services historically has occurred first in Europe and then in North America. If the market growth in North America is not consistent with the growth we have experienced in Europe, our ability to grow our revenue will be adversely affected. In addition, we expect that the retail price for vehicle navigation products and services will significantly decrease, which will result in a more affordable price for consumers and a higher volume of sales of such products and services. This decrease in retail price has not occurred as quickly as we had expected, and the delay or lack of such decreases in the future would adversely affect our future growth.

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

Even with respect to our principal map database product, customers continue to request that additional types of content be included in our data. If we are unable to timely include such content in our product and service offerings or do not effectively determine what types of content to include and the related prioritization of developing such product and service offerings, our customers may purchase map data and related content elsewhere, which would adversely affect our revenue.

If we are unable to manage our growth effectively, our profitability and ability to implement our strategy will be adversely affected.

Our continued growth has and will continue to place significant demands on our managerial, operational and financial resources. To accommodate this growth and successfully execute our strategy, we will need to continue to hire additional qualified personnel and implement new or upgraded operating and financial systems and internal operating and financial controls and procedures throughout the company. Our inability to expand and integrate these additions and upgrades in an efficient and timely manner could cause our expenses to increase, revenue to decline and could otherwise adversely affect our profitability and ability to implement our strategy.

We derive the majority of our revenue from the use of our map database in vehicle navigation systems and fluctuations in the condition of the automotive market may result in fluctuations in the demand for products incorporating our database.

The use of our database in vehicle navigation systems, which we supply directly and indirectly to automobile manufacturers, historically has accounted for a substantial majority of our revenue. Approximately 82%, 72% and 66% of our revenue for the years ended December 31, 2004, 2005 and 2006, respectively, were generated by the sale of our database for use in new automobiles equipped with navigation systems. Any significant downturn in the demand for these products would materially decrease our revenue. The automotive market historically has experienced fluctuations due to increased competition, economic conditions and circumstances affecting the global market for automobiles generally, and additional fluctuations are likely to occur in the future. To the extent that our future revenue depends materially on sales of new automobiles equipped with navigation systems enabled by digital maps, our business may be vulnerable to these fluctuations.

If our customers are unable to pay their fees in a timely manner, our revenue and results of operations could be materially negatively impacted.

We have a number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of one of these customers or other matters affecting the collectibility of amounts due from these customers could have a material adverse affect on our results of operations in the period in which these changes or events occur and make it difficult to forecast our results. We record allowances for estimated losses from uncollectible accounts based upon specifically-identified amounts that we believe to be uncollectible. In addition, we record additional allowances based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required.  Our credit losses have historically been within both our expectations and the provision recorded, but fluctuations in credit loss rates in the future may affect our financial results.

We are experiencing significant changes in our customer base which is resulting in new challenges that may decrease our growth, negatively impact our business and make it more difficult to forecast our results.

Revenue derived from the use of our data in location-enabled mobile devices, as opposed to in-vehicle navigation devices, is becoming a much more significant part of our overall operating results. This shift is requiring us to focus on a number of factors, including the following:

•       incorporating alternative pricing structures into our business models;

•       the importance of brand awareness and loyalty;

•       serving a larger number of small customers; and

•       shorter design cycles which makes it easier to substitute map data.

If we are unable to effectively respond to these factors, our growth and business would be negatively affected.

In addition, our total revenue will likely have a more seasonal pattern with first quarter revenue generally being relatively weaker than other quarters and fourth quarter revenue generally being relatively stronger than other quarters. Since we are in the early stages of this shift in our revenue, our ability to forecast our revenue, particularly in the fourth quarter, may be limited, and may result in material differences between any forecasted operating results and our actual results. This could cause volatility in our stock price. In addition, if we become more dependent on revenues associated with location-enabled devices, our business may be more sensitive to the general strength of the fourth quarter holiday shopping season and external retail shopping factors, each of which could significantly negatively impact our business.

Our results of operations will suffer if we are not able to maintain our license fees.

Our profitability depends significantly on the prices we are able to charge customers for our data and other services. The license fees we charge our customers are affected by a number of factors, including:

•       the quality of our data and other products and services and our customers’ perception of such quality;

•       brand awareness and loyalty;

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

We currently have several major competitors in providing map information, including Tele Atlas N.V. and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use. Governmental and quasi-governmental agencies also are making more map data information with greater coverage and content, and higher quality, available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database.

In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressures. Increased competition from our current competitors or new market entrants (which may include our customers) with respect to quality, content, pricing and otherwise, actions taken by our customers to diversify their sources of supply and increase pricing pressure, initiatives to develop community and probe-based map data and other competitive pressures may result in price reductions, reduced profit margins or loss of market share by us.

One of our primary competitors has filed a complaint against us alleging various anti-competitive and tortious acts which could adversely affect our business, results of operations and financial condition.

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against us in the United States District Court for the Northern District of California.  The complaint alleges that we violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that we intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices.  On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that we control a predominant share of variously defined markets for digital map data and have entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that we, through our license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws.  On November 2, 2005, the Court dismissed some, but not all, of the Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of action and essentially the same allegations as in its first amended complaint and we filed an answer denying Tele Atlas’ claims.  On February 19, 2007, Tele Atlas filed a Motion for Leave to Amend and Supplement Second Amended Complaint, seeking to file a third amended complaint based on the same causes of action and allegations as in its second amended complaint.  Tele Atlas’s proposed third amended complaint adds allegations regarding an additional defined market for digital map data and regarding our control, through our license under U.S. Patent No. 6,735,515, of a technology market consisting of methods and systems designed to continuously provide driver assistance systems with updated data about paths along roads onto which a motor vehicle can travel from its current position, and use of such control to enter into a patent licenses and/or other agreements in a manner that violates federal and state antitrust laws.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit. Based on a review of the second and draft third amended complaint, we believe that the allegations are without merit.  We intend to take all necessary steps to vigorously defend ourselves against this action; however, because this matter is in a very early stage, we cannot predict its outcome or potential effect, if any, on our business, financial position or results of operations.  A negative outcome could adversely affect our business, results of operations and financial condition.  Even if we prevail in this matter, we may incur significant costs in connection with our defense, experience a diversion of management time and attention, realize a negative impact on our reputation with our customers and face similar governmental and private actions based on these allegations.

We have historically incurred operating losses and we may not achieve sustained profitability.

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception. For the years ended December 31, 2000 and 2001, we had operating losses of $51.3 million and $28.9 million, respectively, and net losses of $109.6 million and $116.5 million, respectively. As of December 31, 2006, we had an accumulated deficit of $186.9 million. Although we have achieved an operating profit and a net profit for the year ended December 31, 2002 and each fiscal year thereafter, we cannot assure you that our revenue will continue to grow at its current rate or that we will be able to maintain profitability in the future.

Our dependence on our vehicle navigation systems manufacturer customers for compilation could result in a material decrease in our revenue or otherwise adversely affect our business.

For vehicle navigation systems, we rely on our vehicle navigation systems manufacturer customers to compile copies of our map database into their proprietary formats. This can be a time and labor intensive and complex process. In some cases, these customers also are responsible for distributing the compiled database to the automobile manufacturers. If these customers do not compile or distribute our map database in a timely manner and consistent with the requirements of the automobile manufacturers, our reputation and relationships with the automobile manufacturers could be adversely affected. In other cases, our navigation systems manufacturer customers compile our map database and then return a master copy to us. We then distribute copies of the database to the automobile manufacturers in exchange for a distribution fee. If these customers do not fulfill their obligations to us to compile our map database, or to the extent we have not entered into agreements clearly specifying their obligations or fail to do so in the future, we may not be able to satisfy our obligations to automobile manufacturers, which could result in its contractual liability to these automobile manufacturers, and would likely decrease our revenue and adversely affect our business. Our vehicle navigation systems manufacturer customers also could decide not to provide compilation services to us, which would prevent us from providing distribution services to the automobile manufacturers with respect to these customers’ navigation systems, and would result in a material decrease in our revenue.

We derive a significant portion of our revenue from our international operations and economic, political and other inherent risks of international operations may adversely affect its financial performance.

We have approximately 140 satellite and administrative offices in 27 countries worldwide. We have substantial operations in Europe. Approximately 68%, 64% and 62% of our total revenue for the years ended December 31, 2004, 2005 and 2006, respectively, were attributable to our European operations.  We expect a significant portion of our revenue and expenses will be generated by our European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, which could have a material adverse effect on its business. We also collect data in various foreign jurisdictions and outsource some software development and data production functions in foreign jurisdictions. The key risks to us of operating in foreign countries include:

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

Material portions of our revenue and expenses have been generated by our Europe, Middle East, and Africa (EMEA) operations, and we expect that our EMEA operations will account for a material portion of our revenue and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, principally the euro. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Europe and other foreign markets in which we have operations. Accordingly, fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency in which we receive revenue and pay expenses.

For the year ended December 31, 2006, we generated approximately 63% of our total revenue, and incurred approximately 48% of our total costs in foreign currencies. Our EMEA operations reported revenue of $360.1 million for the year ended December 31, 2006. For the year ended December 31, 2006, every one cent change in the exchange ratio of the euro against the dollar resulted in a $2.9 million change in our revenue and a $1.4 million change in our operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in Europe or the United States. Given the volatility of exchange rates, we may not be able to manage effectively our currency translation and/or transaction risks, which may adversely affect our financial condition and results of operations.

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

We may not generate sufficient future taxable income to realize our deferred tax assets.

We have a significant amount of tax loss carryforwards and interest expense carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have recognized the value of these future tax deductions in our consolidated balance sheet at December 31, 2006. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. While we believe that sufficient positive evidence exists to support our determination that the realization of our deferred tax assets is more likely than not, we cannot assure you that we will have profitable operations in the future that will allow us to fully realize those assets.

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

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. We are now required to furnish a report by our management on our internal control over financial reporting. The report must contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of its fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal control.

This annual report on Form 10-K for the year ended December 31, 2006 includes our management’s report stating that our management has assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2006, and has concluded that as of December 31, 2006, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have also included in this annual report an attestation from our auditors that management’s report is fairly stated. However, if our management identifies one or more material weaknesses in our internal control over financial reporting in the future in accordance with our annual assessment, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective for any fiscal year, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Likewise, if we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required to support our attestation report, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

If we cannot retain our existing management team or attract and retain highly skilled and qualified personnel, our business could be adversely affected.

Our success depends to a significant degree on the skills, experience and efforts of its current executive officers, including Judson C. Green, President and Chief Executive Officer, David B. Mullen, Executive Vice President and Chief Financial Officer and John K. MacLeod, Executive Vice President, NAVTEQ Connected Services and our other key employees, including management, sales, support, technical and services personnel. Qualified employees are in high demand throughout technology-based industries, and our future success depends in significant part on our ability to attract, train, motivate and retain highly skilled employees and the ability of our executive officers and other members of senior management to work effectively as a team.

If we fail to adapt our technology infrastructure, map database and data collection tools to changes in technology, we could lose our existing customers and be unable to attract new business.

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

In addition, our customers expect us to be able to handle larger amounts of data comprised of new and often dynamic content on an increasingly real-time basis. If our technology infrastructure and data collection tools are inflexible or unable to effectively respond to such expectations, our customers may purchase map data and related content from other sources.

If we fail to establish and maintain relationships with third party sources of data used in our map database or other suppliers, our business is likely to suffer.

We depend upon third party sources for data to build, maintain and enhance our database. In certain cases, this data is readily available only from limited third party sources and/or at significant cost. We cannot assure you that we will be successful in maintaining our relationships with our current third party sources or that we will be able to continue to obtain data from them on acceptable terms or at all. We also cannot assure you that we will be able to obtain data from alternative sources if our current sources become unavailable. In some cases, we may obtain data on less favorable terms in order to satisfy our customers’ requirements. In addition, we may be unable to obtain data from additional sources that would allow us to enhance our existing coverage and expand our geographic coverage. Our rights to use any data we obtain may be limited in scope and duration and subject to various other terms and restrictions that may reduce its usefulness to us. As we increase the number of sources we use that contain restrictions on scope or other restrictive terms and conditions, it will become increasingly difficult to manage these restrictions, and any breach by us of these supplier agreements could result in the loss of a data source, litigation and/or damage to our reputation. Our inability to obtain data from our current sources or additional or alternative sources, or to use the acquired data for its intended purposes, may impair or delay the further development, updating and distribution of our database. Any impairments or delays may adversely affect its relationships with our customers and cause us to lose revenue. Further, if we must pay more for the data than we have in the past or acquire data on unfavorable terms to satisfy customer requirements, our profitability may be adversely affected.

We also rely on one of our suppliers to produce end-user copies of our data. If we are unable to obtain end-user copies from such supplier on terms acceptable to us or at all, it may be difficult to find a replacement, and could result in significant increase to our costs in cases where we distribute our map data directly to automotive manufacturers.

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

Product liability claims present a risk of protracted litigation, substantial money damages, attorneys’ fees, costs and expenses, and diversion of management’s attention from the operation of our business. Although we have not had any product liability claims brought against us to date, we cannot assure you that claims will not be brought in the future. We attempt to mitigate the risks of product liability claims through the use of disclaimers, limitations of liability and similar provisions in our license agreements; however, we cannot assure you that any of these provisions will prove to be effective barriers to claims. Recalls also may be costly and divert management’s attention from the operation of our business. In some circumstances, we are contractually obligated to indemnify our customers for liabilities, costs and expenses arising out of product liability claims. Providing indemnification or contesting indemnification claims from our customers may result in us incurring substantial costs and expenses. In some cases, purchase orders submitted by our customers purport to incorporate certain customer-favorable contractual terms and conditions which, if given effect, could increase our potential product liability and recall liability exposure. In addition, adverse publicity may reduce our customers’ willingness to incorporate our database and related applications into their products, which would adversely affect our revenue.

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

We also claim rights in our trademarks and service marks. Certain of our marks are registered in Europe, the United States, and elsewhere and we have filed applications to register certain other marks in these jurisdictions. Marks of others that are the same or similar to certain of our marks currently exist or may exist in the future.  We cannot assure you that we will be able to continue using certain marks or that certain of our marks do not infringe the marks of others.  We have licensed others to use certain of our marks in connection with our database and expect to continue licensing certain of our marks in the future. Licensees of our marks may take actions that might materially and adversely affect the value of our marks or reputation.

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

Our operations face the risk of systems failures. Although we believe we have sufficient disaster recovery plans and redundant systems in place, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, computer hardware and software failure, telecommunications failure, computer hacking break-ins and similar events. The occurrence of a natural disaster or unanticipated problems with our technology systems at our production facility in Fargo, North Dakota, or at our offices in Chicago, Illinois and Veldhoven, the Netherlands could cause interruptions or delays in the ongoing development and enhancement of our map database and related software, and inhibit our ability to timely deliver our database to our customers, which in turn could cause us to lose customers or revenue. Our technology systems may also be subject to capacity constraints which would cause increased operating costs in order to overcome these constraints.

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

We are required to achieve and maintain various quality assurance standards and if we are unable to do so, our key customers may not do business with us.

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

The price of our common stock may fluctuate widely, depending upon many factors, including the market’s perception of our prospects and those of geographic data providers in general, differences between its actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, changes in general economic or market conditions and broad market fluctuations. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Stock prices for technology-related companies have experienced significant price and volume volatility. Companies that experience volatility in the market price of their securities often are subject to securities class action litigation. This type of litigation, if instituted against us, could result in substantial costs and divert management’s attention and resources away from our business. In addition, we are currently experiencing a major shift in our business from in-vehicle navigation devices to location-enabled mobile devices which is causing our business to be more seasonal and difficult to predict, each of which could result in volatility in our stock price.

Our quarterly revenue and operating results are difficult to predict and if we do not meet quarterly financial expectations, our stock price may experience increased volatility.

Our quarterly revenue and operating results are difficult to predict due to a variety of factors, including the timing of purchases by our customers, the introduction of new products or services by them incorporating our map database and changes in our pricing policies or those of our competitors. These or other factors, many of which are beyond our control, may result in this unpredictability continuing in the future. This could cause our operating results in some quarters to vary from market expectations and lead to volatility in our stock price. We currently do not provide guidance to the marketplace with respect to our quarterly financial results. As such, analysts’ estimates may not reflect our own expectations as to its future financial performance.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located in Chicago, Illinois. We maintain a regional headquarters in Veldhoven, The Netherlands and a production facility in Fargo, North Dakota. The table below provides additional information concerning our principal facilities, including the approximate square footage of each facility and the lease or sublease expiration date. We are planning on moving our corporate headquarters to another facility in Chicago, Illinois in September 2007 to enable us to meet our needs from a space perspective.

Location	Use/Purpose	Square Footage	Lease Expiration
Chicago, IL	Corporate Headquarters	137,147	September 30, 2007
Chicago, IL	Corporate Headquarters	11,665	March 31, 2013
Fargo, ND	Production Facility	56,500	September 30, 2011
Veldhoven, The Netherlands	European Headquarters	41,505	March 14, 2011

In addition to these facilities, we also have 140 satellite and administrative offices in 27 countries worldwide.

Item 3.  Legal Proceedings.

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against us in the United States District Court for the Northern District of California.  The complaint alleges that we violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that we intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices.  On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that we control a predominant share of variously defined markets for digital map data and have entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that we, through our license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws.  On November 2, 2005, the Court dismissed some, but not all, of the Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of action and essentially the same allegations as in its first amended complaint and we filed an answer denying Tele Atlas’ claims.  On February 19, 2007, Tele Atlas filed a Motion for Leave to Amend and Supplement Second Amended Complaint, seeking to file a third amended complaint based on the same causes of action and allegations as in its second amended complaint.  Tele Atlas’s proposed third amended complaint adds allegations regarding an additional defined market for digital map data and regarding our control, through our license under U.S. Patent No. 6,735,515, of a technology market consisting of methods and systems designed to continuously provide driver assistance systems with updated data about paths along roads onto which a motor vehicle can travel from its current position, and use of such control to enter into a patent licenses and/or other agreements in a manner that violates federal and state antitrust laws.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit.  Based on a review of the second and draft third amended complaint, we believe that the allegations are without merit.  We intend to take all necessary steps to vigorously defend ourselves against this action; however, because this matter is in a very early stage, we cannot predict its outcome or potential effect, if any, on our business, financial position or results of operations.  A negative outcome could adversely affect our business, results of operations and financial condition.  Even if we prevail in this matter, we may incur significant costs in connection with our defense, experience a diversion of management time and attention, realize a negative impact on our reputation with our customers and face similar governmental and private actions based on these allegations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

 Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “NVT.”  The following table sets forth the high and low sales prices per share of our common stock for each quarter of 2005 and 2006

	High	Low
2006
4th Quarter	$37.25	$25.14
3rd Quarter	45.00	23.73
2nd Quarter	55.86	37.25
1st Quarter	51.59	40.00

2005
4th Quarter	53.70	38.40
3rd Quarter	51.00	36.06
2nd Quarter	45.23	34.30
1st Quarter	48.57	37.30

Holders

As of February 1, 2007, our common stock was held by 210 stockholders of record.

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

Sale of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2006 that were not registered under the Securities Act.

Repurchases of Our Common Stock

We have not repurchased any of our common stock, or announced any programs or plans to repurchase any of our common stock, during the year ended December 31, 2006.

Item 6.  Selected Financial Data.

The following selected historical consolidated financial data as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006 have been derived from the audited consolidated financial statements of NAVTEQ, appearing elsewhere in this document. The following selected historical consolidated financial data as of December 31, 2002, 2003 and 2004 and for the years ended December 31, 2002 and 2003 have been derived from the audited consolidated financial statements of NAVTEQ, which are not included herein. The historical results presented below are not necessarily indicative of the results to be expected in any future period.  The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto appearing elsewhere in this document.

NAVTEQ CORPORATION AND SUBSIDIARIES

(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2003	2004	2005	2006

Consolidated Statement of Operations Data:
Net revenue	$165,849	272,623	392,858	496,512	581,619

Operating costs and expenses:
Database creation and distribution costs (2)	94,356	133,119	197,089	236,405	275,449
Selling, general and administrative expenses (2)	61,565	75,746	101,183	125,851	152,474
Total operating costs and expenses	155,921	208,865	298,272	362,256	427,923

Operating income	9,928	63,758	94,586	134,256	153,696

Interest income (expense), net	(668)	380	1,134	4,237	11,257
Other income (expense), net	—	6,163	(1,892)	498	(1,008)

Income before income taxes	9,260	70,301	93,828	138,991	163,945

Income tax expense (benefit) (1)	1,105	(165,514)	39,762	(31,839)	54,481

Net income	8,155	235,815	54,066	170,830	109,464

Cumulative effect of change in accounting principle	—	—	—	—	506

Net income after cumulative effect of change in accounting principle	$8,155	235,815	54,066	170,830	109,970

Cumulative preferred stock dividends	(110,464)	—	—	—	—

Net income (loss) applicable to common stockholders	$(102,309)	235,815	54,066	170,830	109,970

Earnings (loss) per share of common stock:
Basic	$(2.41)	2.81	0.62	1.90	1.18
Diluted	$(2.41)	2.69	0.59	1.81	1.15

Weighted average shares used in per share computation:
Basic	42,446	84,062	86,509	90,115	93,029
Diluted	42,446	87,593	92,001	94,198	95,713

	As of December 31,
	2002	2003	2004	2005	2006

Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,427	1,982	30,101	85,070	122,335
Cash on deposit with affiliate	10,000	65,307	—	—	—
Marketable securities	—	—	72,930	133,728	200,196
Working capital (deficit)	(8,633)	82,088	97,587	190,945	272,144
Deferred income tax assets(1)	—	172,065	142,765	211,848	196,623
Total assets	80,327	325,165	364,708	615,888	794,701
Total stockholders’ equity	11,237	217,911	232,818	490,064	649,381

	Year Ended December 31,
	2002	2003	2004	2005	2006

Consolidated Statement of Cash Flow Data:
Cash flow provided by operating activities	$22,234	65,948	106,422	137,753	140,008

Capital expenditures	(2,156)	(9,269)	(12,875)	(10,466)	(17,834)
Capitalized software development costs	(10,027)	(9,966)	(12,792)	(12,369)	(9,055)
Total capital expenditures and capitalized software development costs	(12,183)	(19,235)	(25,667)	(22,835)	(26,889)

Depreciation and amortization	10,563	12,030	15,568	23,070	29,700

(1)           During 2003, the valuation allowance on deferred tax assets was partially reversed, resulting in a benefit of $168,752.  During 2004, the balance of deferred tax assets was adjusted due to changes in corporate income tax rates, primarily in the Netherlands, resulting in expense of $3,824.  During 2005, additional valuation allowance on deferred tax assets was reversed, resulting in a benefit of $83,270.  Also during 2005, the balance of deferred tax assets was adjusted due to the reversal of tax benefits related to deferred compensation, resulting in expense of $1,836 and due to changes in corporate income tax rates, primarily in the Netherlands, resulting in expense of $720.

(2)           Certain 2002, 2003, 2004 and 2005 expenses have been reclassified to “Database creation and distribution costs” that had been previously reported in “Selling, general and administrative expenses.”

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

Revenue

We generate revenue primarily through the licensing of our database in Europe, Middle East, and Africa (“EMEA”) and North America (“Americas”). The largest portion of our revenue comes from digital map data used in self-contained hardware and software systems installed in vehicles (“in-dash systems”).

We believe that, in addition to automobile market conditions in general and automobile sales mix, there are two key factors that affect our performance with respect to this revenue: the number of automobiles sold for which navigation systems are either standard or an option (“adoption”) and the rate at which car buyers select navigation systems as an option (“take-rate”).

We believe the adoption of navigation systems in automobiles in Europe has stabilized at over 80%, but that adoption of such systems in North America continues to increase. In addition, the take-rates have increased during recent years in both Europe and North America and we expect that these will continue to increase for at least the next few years as a result of market acceptance by our customers of products and services that use our database and anticipated reductions in the price of in-dash systems. As the adoption of navigation systems in automobiles increases in North America, and the take-rates in both North America and Europe increase, we believe each of these can have a positive effect on our revenue, subject to our ability to maintain our license fee structure and customer base.

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

We expect that revenue derived from the use of our data in location-enabled mobile devices will represent an increasing percentage of our total revenue in the next few years. As a result, our total revenue will likely have a more seasonal pattern with first quarter revenue generally being relatively weaker than other quarters and fourth quarter revenue generally being relatively stronger than other quarters. Since we are in the early stages of this shift in our business, our ability to forecast revenue, particularly in the fourth quarter, may be limited, and may result in material differences between forecasted operating results and our actual results.

We have also experienced, and expect to continue to experience, difficulty in maintaining the license fees we charge for our digital map database due to a number of factors, including automotive and mobile device customer expectations of continually lower license fees each year and a highly competitive environment. In addition, governmental and quasi-governmental entities are increasingly making map data information with higher quality and greater coverage available free of charge or at lower prices. Customers may determine that the data offered by such entities is an adequate alternative to our map database for all or some of their applications. Additionally, the availability of this data may encourage new entrants into the market by decreasing the cost to build a map database similar to ours. In response to these pressures, we are focused on:

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

While we have only one customer that accounts for more than 10% of our revenue, we have another significant customer that did not pay its license fees in a timely manner during 2006. We have received partial payments and we continue to work with this customer to receive full payment from them. This customer has paid all outstanding receivables that have been recorded. We are now only recording revenue from this customer when cash has been received. However, to the extent that this customer or other significant customers are unable or unwilling to pay past due amounts and remit timely payments in the future, our revenue may be significantly less than we expect for the full year.

Operating Expenses

Our operating expenses are comprised of database creation and distribution costs, and selling, general and administrative expenses. Database creation and distribution costs primarily include the purchase and licensing of source maps, employee compensation and third party fees related to the construction, maintenance and delivery of our database.  Selling, general and administrative expenses primarily include employee compensation, marketing, facilities and other administrative expenses.

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

Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database. We anticipate that operating expenses will continue to increase as our growth and development activities continue, including  further development and enhancement of our database and increasing our sales and marketing efforts. During the second quarter of 2006, we implemented a cost management program to slow the growth in our operating expenses. The program involved delaying or cancelling certain discretionary spending. While we plan to continue this cost management program in 2007, we do not intend on delaying or cancelling expenses to the extent we believe such spending is critical for future growth.

On January 1, 2006, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”  This requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations. The cost will be recognized over the requisite service period based on fair values measured on grant dates.  We recognized stock-based compensation expense of $14,501 for the year ended December 31, 2006. We also recorded a cumulative effect of changing to SFAS No. 123(R) resulting in income of $506 (net of income tax expense of $312) in the first quarter of 2006.

Income Taxes

As of December 31, 2006, we had U.S. net operating loss carryforwards for Federal and state income tax purposes of approximately $294,691 and $127,370, respectively. The difference between the Federal and state loss carryforwards relate to certain limitations applicable to us because our principal operations were previously located in California. These include a 50% limitation on California loss carryforwards, capitalized research and development costs for California income tax purposes and a five-year limit on California net operating loss carryforwards. Net operating loss carryforwards are available to reduce future taxable income subject to expiration. Various amounts of our net operating loss carryforwards expire, if not utilized, each year until 2026.

The Company also has available tax credit carryforwards of approximately $4,443 and $1,930 for U.S. Federal  and state tax purposes, respectively.

If not utilized, U.S. Federal and state net operating loss carryforwards expire through 2026 and U.S. Federal tax credit carryforwards expire in 2022, as follows:

Year of expiration	Federal net operating loss carryforwards	State net operating loss carryforwards	Federal tax credit carryforwards
2007	$—	704	152
2008	4,039	284	114
2009	5,715	244	28
2010	25,772	6,706	102
2011	34,609	670	185
Thereafter through 2026	224,556	118,762	3,862
	$294,691	127,370	4,443

As of December 31, 2006, we also had net operating loss carryforwards in Canada of approximately $1,103. If not utilized, these carryforwards will expire in 2007. The Canadian loss carryforwards generally have a seven-year carryforward period.  In addition, as of December 31, 2006, we had U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $205,328. There is no expiration date for state tax credit carryforwards and U.S. Federal interest expense carryforwards.

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

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of December 31, 2006, we had an accumulated deficit of $186,914.

As of December 31, 2006, our balance of cash and cash equivalents and marketable securities was $322,531, compared to $218,798 as of December 31, 2005, which represents an increase of $103,733.

In 2007, we expect to utilize a portion of our cash in the acquisition of Traffic.com. A total of up to approximately $49,000 in cash may be utilized to fund this acquisition, which would reduce our cash and liquidity. The remainder of the merger consideration will be paid in shares of our common stock.

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

 Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. The underlying intercompany loan was repaid in the second quarter of 2006 and the instrument has been terminated. See Note 10 to our Consolidated Financial Statements for additional information on this foreign currency derivative instrument. For the year ended December 31, 2006, we generated approximately 63% of our net revenue and incurred approximately 48% of our total expenses in foreign currencies. Our European operations reported revenue of $360,056 for the year ended December 31, 2006. Due to an increase in the exchange rate of the euro against the dollar, as compared to 2005, European revenue was approximately $5,236 higher than what would have been reported had the exchange rate not increased. Based on the results of the year ended December 31, 2006, every one cent change in the exchange rate of the euro against the dollar resulted in approximately a $2,900 change in our revenue and approximately a $1,400 change in our operating income. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our revenue in the future. For the year ended December 31, 2006, approximately 12% of our revenue was from one customer.  Approximately 13% of our revenue for the year ended December 31, 2005 was from one customer.  No other customer accounted for 10% or more of our revenue for the years ended December 31, 2005 and 2006, respectively.  Approximately 26% of our revenue for the year ended December 31, 2004 was from two customers, accounting for approximately 16% and 10%, respectively, of our revenue. Our top fifteen customers accounted for approximately 77%, 76% and 71% of our revenue for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Revenue Recognition

We derive a substantial majority of our revenue from licensing our database. We provide our data to end-users through multiple distribution methods, primarily media or server-based.  For example, our customers produce copies of our data on various media, such as CD-ROMs, DVDs and memory cards.  Our customers then distribute those media to end-users directly and indirectly through retail establishments, automobile manufacturers and their dealers, and other redistributors. The media may be sold by our customer separately from its products, bundled with its products or otherwise incorporated into its products. We also produce copies of our data and distribute those copies to end-users both directly and indirectly through automobile manufacturers and their dealers. Additionally, some of our customers store our data on servers and distribute information, such as map images and driving directions, derived from our data over the Internet and through other communication networks.

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

Impairment of Long-lived Assets

As of December 31, 2005 and 2006, our long-lived assets consisted of property and equipment, internal-use software and acquired intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, goodwill is reviewed on at least an annual basis as well to determine if our recorded goodwill amounts are impaired in any manner. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

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

As of December 31, 2006, we had a valuation allowance for deferred tax assets of $2,439 related to Canadian net operating loss carryforwards, and research and experimental tax credits.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could affect our financial position and net income, may be required.

Results of Operations

Comparison of Years Ended December 31, 2005 and 2006

Operating Income, Net Income and Net Income Per Share of Common Stock.    Our operating income increased from $134,256 in 2005 to $153,696 in 2006, due primarily to our revenue growth in 2006. Our net income decreased from $170,830 in 2005 to $109,970 in 2006 due to an income tax benefit of $83,270 recorded in 2005 primarily related to the reversal of the valuation allowance on a portion of our deferred tax assets offset by higher operating income and a lower effective tax rate in 2006. Basic net income per share of common stock decreased from $1.90 in 2005 to $1.18 in 2006. Diluted net income per share of common stock decreased from $1.81 in 2005 to $1.15 in 2006.

The following table highlights changes in selected line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table. In addition, the percentage change for income tax (benefit) expense as compared to the prior year is not specified below. We believe that this percentage is not meaningful since the change is unusually large due to a non-recurring item more fully described in the narrative section below.

	2005	2006	Change	% Change
Net revenue	$496,512	581,619	85,107	17.1%
Database creation and distribution costs	236,405	275,449	39,044	16.5%
Selling, general and administrative expenses	125,851	152,474	26,623	21.2%
Other income	4,735	10,249	5,514	116.5%
Income tax (benefit) expense	(31,839)	54,481	86,320

Net Revenue.    The increase in net revenue was due to an increase in database licensing, resulting primarily from increased unit sales to customers.  Growth occurred in EMEA and Americas in 2006.  EMEA revenue increased 13.9% from $316,208 in 2005 to $360,056 in 2006.  Americas revenue increased 25.1% from $172,789 in 2005 to $216,150 in 2006. EMEA and Americas revenue both increased primarily due to the increase in unit sales to vehicle navigation systems vendors, automobile manufacturers and mobile device manufacturers. Differences in foreign currency translation increased revenue within the EMEA operations by approximately $5,236 during 2006 as compared to 2005.  Revenue related to sales of our database used in vehicle navigation systems as a percentage of our revenue decreased to 66% of our revenue in 2006 from 72% of our revenue in 2005. Excluding the effect of the foreign currency translation, EMEA revenue would have grown 12.2% in 2006 as compared to 2005. Approximately 13% and 12% of our revenues from 2005 and 2006, respectively, came from one customer.

Database Creation and Distribution Costs.    The increase in database creation and distribution costs was due primarily to geographic expansion and quality improvements. The capitalization of $12,369 and $9,055 for 2005 and 2006, respectively, for internal-use software reduced our expenses in those periods. A favorable foreign currency translation effect decreased expenses within EMEA operations by approximately $2,502 in 2006 as compared to 2005.

Approximately 53% of our database creation and distribution costs for 2006 were comprised of personnel, software amortization, stock-based compensation, occupancy, and other business infrastructure expenses. Our direct distribution costs were approximately 33% of database creation and distribution costs in 2006.

Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings and expenses related to improving our infrastructure to support future growth. Stock based compensation expense of $8,236 was recorded in selling, general and administrative expense in 2005, compared to $11,665 in 2006.  A favorable foreign currency translation effect decreased expenses within EMEA operations by approximately $977 for 2006 as compared to 2005.

Approximately 75% of our selling, general, and administrative expenses for 2006 were comprised of personnel, stock-based compensation, occupancy and other business infrastructure expenses.

Other Income.   Interest income increased from $4,262 in 2005 to $11,269 in 2006 primarily due to higher average cash balances in 2006 as well as higher percentage returns on the invested cash.

Income Tax (Benefit) Expense.    The increase in income tax expense is primarily due to the income tax benefit of $83,270 recorded in the third quarter of 2005, as a result of the reversal of the valuation allowance on a portion of our deferred tax asset.  Excluding the effects of the net income tax benefit, the effective tax rate in 2005 was 35.16% as compared to 33.2% in 2006. The decrease in the effective tax rate was primarily due to legislation in the Netherlands enacted during the fourth quarter of 2005 that reduced the 2006 statutory corporate income tax rate to 29.6%. The 2005 statutory corporate income tax rate in the Netherlands was 31.5%.

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

	2004	2005	Change	% Change
Net revenue	$392,858	496,512	103,654	26.4%
Database creation and distribution costs	197,089	236,405	39,316	20.0%
Selling, general and administrative expenses	101,183	125,851	29,668	24.4%
Other income (expense)	(758)	4,735	5,493
Income tax (benefit) expense	39,762	(31,839)	(71,601)

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

Approximately 48% of our database, creation, and distribution costs for 2005 were comprised of personnel, software amortization, stock-based compensation, occupancy, and other business infrastructure expenses. Our direct distribution costs were approximately 38% of database creation and distribution costs in 2005.

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

Approximately 74% of our selling, general, and administrative expenses for 2005 were comprised of personnel, stock-based compensation, occupancy and other business infrastructure expenses.

Other Income (Expense).    Interest income increased from $1,158 in 2004 to $4,262 in 2005 primarily due to higher average cash balances in 2005 as well as higher percentage returns on the invested cash.  In addition, during 2004 we recorded a foreign currency loss of $1,686 as compared to a foreign currency gain of $502 in 2005.  The gain in 2005 was primarily due to the strengthening of the U.S. dollar as compared to the euro.

Income Tax Benefit (Expense).    The decrease in income tax expense is primarily due to the income tax benefit of $83,270 recorded in the third quarter of 2005, as a result of the reversal of the valuation allowance on a portion of our deferred tax asset.  In addition, we recorded expense of $1,836 related to deferred compensation and expense of $720 related to the revaluation of our deferred tax asset due to changes in statutory income tax rates in the Netherlands and changes in the apportionment of income among states in the United States.  Excluding the effects of the net income tax benefit recorded in 2005, the effective tax rate in 2005 was 35.16% as compared to 38.3% in 2004.  The decrease in the effective tax rate was primarily due to legislation in the Netherlands enacted during the fourth quarter of 2004 that reduced statutory corporate income tax rates from 34.5% to 30% in stages over a four-year period starting in 2005.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of December 31, 2006, cash and cash equivalents and marketable securities totaled $322,531 compared to cash and cash equivalents and marketable securities as of December 31, 2005 in the amount of $218,798, which represents an increase of $103,733.

On November 30, 2006, we extended  through our operating subsidiary for North America, our revolving line of credit that was scheduled to mature on December 1, 2006.  Pursuant to the terms of the line of credit, we may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  We have guaranteed our operating subsidiary’s obligations under this facility.  As of December 31, 2006, there were no outstanding borrowings against this line of credit. This line of credit expires on December 1, 2007.

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

The following table presents our contractual cash obligations as of December 31, 2006:

Payments Due by Period

Contractual Cash Obligations	Total	1 year or less	1-3 years	4-5 years	After 5 Years
Operating leases	$94,382	15,557	21,949	13,545	43,331

We do not have any off-balance sheet arrangements other than the operating leases identified in the table above. Additionally, the amounts in the table above include amounts related to rents for our new headquarters in Chicago, IL that we will be moving into in September 2007.

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

In 2007, we expect to utilize a portion of our cash in the acquisition of Traffic.com. A total of approximately $49,000 in cash will be utilized to fund this acquisition, which would reduce our cash and liquidity. The remainder of the merger consideration will be paid in shares of our common stock.

Cash and cash equivalents increased by $37,265 during the year ended December 31, 2006. The changes in cash and cash equivalents for the periods ended are as follows:

	Year Ended Dec. 31,
	2004	2005	2006
Cash provided by operating activities	$106,422	137,753	140,008
Cash used in investing activities	(34,124)	(94,530)	(134,813)
Cash provided by (used in) financing activities	(45,766)	14,190	26,256
Effect of exchange rates on cash	1,587	(2,444)	5,814
Increase in cash and cash equivalents	$28,119	54,969	37,265

Operating Activities

For each of the past three fiscal years, net cash provided by operating activities has improved significantly, primarily as a result of improved operating results driven by increased demand for our products. In general, the growth in our operating assets and liabilities has coincided with the profitable growth in our business. Accounts receivable increased $10,086, $29,693 and $40,213 for the years ended December 31, 2004, 2005 and 2006, respectively, primarily due to the overall growth in our revenue. In 2004, our balance of deposits and other assets increased $8,711 primarily due to payments for third party content for our database.  Accounts payable increased $6,057 during the year ended December 31, 2005 primarily due to expenses incurred related to the growth of our operations and the timing of the related payments. Accrued payroll and related liabilities increased $6,536 during 2004 primarily due to the accrual of annual employee compensation programs that were paid in the first quarter of 2005. Deferred revenue increased $14,431 during 2004 primarily due to a $30,000 prepayment by a customer as described in the following paragraph, offset by revenue recognized.

The $30,000 payment was the result of an agreement that we entered into with a customer during the first quarter of 2004 whereby the customer agreed to prepay $30,000. The customer may apply a portion of the prepayment for license fees due to us in any calendar year under the agreement. In the event the prepayment is not fully exhausted by the end of calendar year 2009, the customer may extend the term of the agreement to the end of calendar year 2010. The prepayment was initially recorded as deferred revenue and will be recognized according to our revenue recognition policy as we receive royalty reports from the customer evidencing their use of the prepaid licenses. The amount of recognition for prepaid licenses was limited to $10,000 each fiscal year for 2004, 2005 and 2006. With respect to the prepayment, we have no obligation to refund any unused amounts nor are there any restrictions on the nature or timing of our use of the cash received. The $30,000 prepayment in 2004 was completely utilized by the customer as of December 31, 2006. In addition, the customer had an obligation to us of $20,000 that was paid in January 2007 related to license fees in 2007 and 2008, which has not been reflected in the accompanying consolidated balance sheets.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, amounts placed on deposit with Philips, purchases of marketable securities, capital expenditures and acquisitions. We experienced temporary excess funds that were provided from operations for 2004, 2005 and 2006. We put those funds on deposit with Philips until August 11, 2004, since which we have invested such funds in cash equivalents and marketable securities. For the year ended December 31, 2004, net deposits decreased by $65,199 because the related deposit agreements with Philips expired upon completion of our initial public offering.  Upon expiration of these deposit agreements, we invested cash balances in excess of our short-term operational needs in cash equivalents and marketable securities.  During 2004, 2005 and 2006, we invested $73,166, $62,260 and $65,408, respectively, in marketable securities.

In 2005, we paid $8,234, net of the cash received, for the acquisition of our Korean subsidiary. In 2006, we paid $42,216, net of the cash received, for the acquisitions of The Map Network, Inc. and a digital mapping business from gedas Mexico, S.A. de C.V.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $12,792, $12,369 and $9,055 for 2004, 2005, and 2006, respectively.  We expect the capitalized costs related to software developed for internal use to be approximately $15,000 to $17,000 in 2007.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $12,875, $10,466 and $17,834 during 2004, 2005 and 2006, respectively.  We expect capital expenditures to total approximately $60,000 in 2007. This higher amount is related to our move to a new corporate headquarters during 2007 and funding the capital expenditures of Traffic.com.  For purposes of estimating these future capital expenditures, we have assumed that the acquisition will close in early March 2007.

Financing Activities

In April 2004, we declared a special cash dividend of $47,159, which was paid on June 18, 2004 to our common stockholders of record as of April 19, 2004.  We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are still evaluating the effect this interpretation will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This statement responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. We are evaluating the effect this statement will have on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We invest our cash in highly liquid cash equivalents and marketable securities. A percentage point change in interest rates would result in an approximately $2,000 increase or decrease to interest income depending on the direction of the interest rate change.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 2004, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in providing such reasonable assurance.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation that occurred during our last fiscal quarter (the fourth quarter of 2006) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can only provide reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

 NAVTEQ Corporation:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting in Item 9A of this Form 10-K, that NAVTEQ Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) ..  NAVTEQ Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NAVTEQ Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NAVTEQ Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NAVTEQ Corporation and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 1, 2007

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers.

Executive Officers and Directors.

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included under the captions “Proposal No. 1 — Election of Directors,” “Information About the Board of Directors” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Code of Ethics

The Company has adopted a code of ethics, known as our Code of Ethics and Business Conduct, that applies to all employees including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions.  This code of ethics can be found on our web site at www.navteq.com by completing the following steps:

•              First, click on Investor Relations;

•              Click on Corporate Governance; and

•              Finally, click on either Code of Conduct — NA, Code of Conduct — EU or Code of Conduct - Korea, for our North America, European and Korean codes of ethics, respectively.

Stockholders may also obtain a copy of the Code of Ethics and Business Conduct by submitting a request for such copy to NAVTEQ, c/o Corporate Secretary, 222 Merchandise Mart, Suite 900, Chicago, Illinois 60654.

Committee Charters and Corporate Governance Guidelines

A copy of the charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines are available on our web site at www.navteq.com under “Investor Relations — Corporate Governance.”  Stockholders may also obtain copies of these charters and our Corporate Governance Guidelines by submitting a request for any such copy to NAVTEQ, c/o Corporate Secretary, 222 Merchandise Mart, Suite 900, Chicago, Illinois 60654.

Procedures to Recommend Nominees

There has not been any material change to the procedures by which security holders may recommend nominees to our board of directors that were implemented since the description of such policy in our Proxy Statement related to the 2006 Annual Meeting of Stockholders.

Audit Committee

The Board of Directors has adopted a written charter that outlines the duties of the Audit Committee. A copy of this charter is available on our web site at www.navteq.com under “Investor Relations—Corporate Governance.” A hard copy of the charter is also available upon written request to the Corporate Secretary, 222 Merchandise Mart, Suite 900, Chicago, Illinois 60654. The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits conducted by our internal audit staff and the audits of our financial statements by our independent auditors. Its duties include:

•                  selecting independent auditors;

•                  reviewing the scope of the audit to be conducted by the independent auditors and the results of their audit;

•                  approving non-audit services provided to us by the independent auditor;

•                  reviewing the integrity, adequacy and effectiveness of our financial reporting process and internal controls;

•                  reviewing and discussing our financial reporting practices, including the disclosures in our annual and quarterly reports and the accounting standards and principles followed;

•                  reviewing the scope and results of the work performed by our internal audit staff; and

•                  conducting other reviews relating to compliance by our employees with our policies and applicable laws.

Members:  Mr. Kimsey (Chairman), Mr. Miller and Mr. van Ommeren. The Board of Directors has determined that all of the members of the Audit Committee are “independent” as defined by the applicable rules and regulations of the New York Stock Exchange and the Securities and Exchange Commission and that Mr. Kimsey and Mr. van Ommeren are each “audit committee financial experts” as that term is defined in the Securities and Exchange Commission’s rules and regulations. In addition, in accordance with the New York Stock Exchange listed company requirements, the Board has determined that Mr. Kimsey’s service on the audit committees of three other public companies will not impair Mr. Kimsey’s ability to serve on our Audit Committee.

Item 11.  Executive Compensation

The information required by this item is included under the caption “Information about the Board of Directors — Board of Directors Compensation” and “Executive Compensation” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item related to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of NAVTEQ” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	5,473,605	$13.26	8,836,608
Equity compensation plans not approved by security holders	—	—	—
Total	5,473,605	$13.26	8,836,608

The number of securities remaining available for future issuance under equity compensation plans set forth above represents shares available for issuance under the Company’s Amended and Restated 2001 Stock Incentive Plan.

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Other Matters” in our Proxy Statement related to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART V

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	See Item 8.

(a)(2)	See Item 8.

(a)(3)	Exhibits. See Exhibit Index immediately following the Signature Page.

(b)	Exhibits. See Exhibit Index immediately following the Signature Page.

(c)	Additional financial statement schedules. Schedule II - Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2007

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date

/s/ Judson C. Green	March 1, 2007
Judson C. Green
President, Chief Executive Officer and
a Director (Principal Executive Officer)

/s/ David B. Mullen	March 1, 2007
David B. Mullen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Neil T. Smith	March 1, 2007
Neil T. Smith
Vice President and Corporate Controller
(Principal Accounting Officer)

*	March 1, 2007
Richard J.A. de Lange
Director

*	March 1, 2007
Christopher Galvin
Director

*	March 1, 2007
Andrew J. Green
Director

*	March 1, 2007
William L. Kimsey
Director

*	March 1, 2007
Scott D. Miller
Director

*	March 1, 2007
Dirk-Jan van Ommeren
Director

*By:	/s/ Judson C. Green	March 1, 2007
Judson C. Green, as
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among NAVTEQ Corporation, NAVTEQ Holdings, B.V., NAVTEQ Holdings Delaware, Inc. and Traffic.com, Inc. dated as of November 5, 2006. (1)
2.2

Agreement and Plan of Merger by and among NAVTEQ Corporation, NAVTEQ Holdings, B.V., NAVTEQ Holdings Delaware II, Inc., The Map Network, Inc. and Gannett Satellite Information Network, Inc. dated as of December 5, 2006. (2)

3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Amended and Restated Bylaws. (3)
4.1	Specimen Common Stock Certificate. (3)
4.2	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and Judson C. Green. (*)(4)
4.3(a)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod. (*)(4)
4.3(b)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod. (*)(4)
4.4	Form of Subscription and Registration Rights Agreement by and between NAVTEQ Corporation and the Shareholders of Picture Map International Co., Ltd. (5)
10.1	Amended and Restated Employment Agreement dated as of April 30, 2004 between NAVTEQ Corporation and Judson C. Green. (*)(3)
10.2	Employment Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(*)(6)
10.3	Employment Agreement dated as of December 1, 2002 between Navigation Technologies Corporation and David B. Mullen. (*)(2)
10.4	Letter Agreement dated February 3, 1998 from Navigation Technologies agreed to and accepted by M. Salahuddin Khan.(*)(6)
10.5	Form of Indemnification Agreement. (3)
10.6(i)	BMW Group International Terms and Conditions for the Purchase of Production Materials and Automotive Components dated September 24, 2001. (7)
10.6(ii)	Purchasing Terms and Conditions between BMW North America, Inc. and Navigation Technologies. (c)(8)
10.6(iii)	Agreement between BMW (South Africa) (Proprietary) Limited and Navigation Technologies B.V. commencing June 1, 1999 (the “South Africa Agreement”). (c)(8)
10.6(iv)	Amendment to South Africa Agreement. (c)(7)
10.6(v)	Warranty Agreement dated August 8, 1998 between Bayerische Motoren Werke and Navigation Technologies BV (the “Warranty Agreement”). (c)(7)
10.6(vi)	Letter regarding Warranty Agreement dated May 22, 2002 from Bayerische Motoren Werke to Navigation Technologies BV. (7)
10.6(vii)	Addendum to BMW Group International terms and conditions for the purchase of production materials and automotive components by and between BMW of North America (Buyer) and NAVTEQ (Seller). (c)(9)
10.7	Deal Request by Navigation Technologies to Koninklijke Philips Electronics N.V. dated April 22, 2003 (10)
10.8	Letter Agreement regarding Cross Currency Swap between Navigation Technologies B.V. and Koninklijke Philips Electronics N.V. dated May 23, 2003 (10)
10.9	Letter Agreement regarding Cross Currency Swap between NAVTEQ B.V. and ABN AMRO Bank N.V. dated July 27, 2004. (3)
10.10	Confirmation between ABN AMRO Bank N.V. and NAVTEQ B.V. regarding Swap Transaction dated July 27, 2004. (11)

10.11	Credit Agreement dated as of November 9, 2004 between NAVTEQ North America, LLC and LaSalle Bank, National Association. (12)
10.12	Guaranty by NAVTEQ Corporation dated as of November 9, 2004 in favor of LaSalle Bank, National Association. (12)
10.13	Amendment No. 1 dated as of November 30, 2005 to Credit Agreement between NAVTEQ North America, LLC, NAVTEQ Corporation and LaSalle Bank, National Association. (13)
10.14	Amendment No. 2 dated as of November 30, 2006 to Credit Agreement between NAVTEQ North America, LLC, NAVTEQ Corporation and LaSalle Bank, National Association. (14)
10.15	Memorandum regarding Director Compensation.*
10.16	Form of Stock Option Agreement under NAVTEQ Corporation’s Amended and Restated 2001 Stock Incentive Plan.*
10.17	Form of Restricted Stock Unit Agreement (Not Performance-Based) under NAVTEQ Corporation’s Amended and Restated 2001 Stock Incentive Plan. *
10.18	Form of Restricted Stock Unit Agreement (Qualified Performance-Based Compensation under Section 162(m) of the Internal Revenue Code) under NAVTEQ Corporation’s 2001 Stock Incentive Plan.*
10.19	Form of Restricted Stock Unit Agreement (Performance-Based) under NAVTEQ Corporation’s Amended and Restated 2001 Stock Incentive Plan.*
10.20	Stock Purchase Agreement by and among NAVTEQ B.V., NAVTEQ Corporation, Picture Map International Co., Ltd. and All Shareholders of Picture Map International Co., Ltd. dated as of July 8, 2005. (5)
10.21	Amended and Restated 2001 Stock Incentive Plan (15)
10.22	Amendments to stock option agreements between NAVTEQ Corporation and Denis Cohen dated August 17, 2006 (15)
10.23(a)

Stockholder Voting Agreement dated as of November 6, 2006 by and among NAVTEQ Corporation, NAVTEQ Holdings B.V., NAVTEQ Holdings Delaware, Inc., Traffic.com, Inc. and the person whose name appears on the signature page hereto as a Stockholder. (1)

10.23(b)

Stockholder Voting Agreement dated as of November 6, 2006 by and among NAVTEQ Corporation, NAVTEQ Holdings BV., NAVTEQ Holdings, Inc., Traffic.com, Inc. and the person whose name appears on the signature page hereto as a Stockholder (1)

21	Subsidiaries of NAVTEQ.
23	Consent of KPMG LLP.
24	Power of Attorney by the Directors and Certain Officers.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)	Indicates management employment contracts or compensatory plans or arrangements.

(c)	Portions omitted pursuant to a request for confidential treatment.

(1)	Filed with NAVTEQ’s Current Report on Form 8-K dated November 6, 2006.

(2)	Filed with NAVTEQ’s Current Report on Form 8-K dated December 6, 2006.

(3)	Filed with NAVTEQ’s Registration Statement on Form S-1 (Registration No. 333-114637), as amended, and incorporated herein by reference.

(4)	Filed with NAVTEQ’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(5)	Filed with NAVTEQ’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference.

(6)	Filed with NAVTEQ’s Registration Statement on Form 10, Registration No. 000-21323 and incorporated herein by reference.

(7)	Filed with NAVTEQ’s Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(8)	Filed with NAVTEQ’s Amendment No. 3 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(9)	Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005.

(10)	Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

(11)	Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated herein by reference.

(12)	Filed with NAVTEQ’s Current Report on Form 8-K filed on November 12, 2004 and incorporated herein by reference.

(13)	Filed with NAVTEQ’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(14)	Filed with NAVTEQ’s Current Report on Form 8-K dated December 4, 2006.

(15)	Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

NAVTEQ CORPORATION
 AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NAVTEQ Corporation:

We have audited the accompanying consolidated balance sheets of NAVTEQ Corporation and subsidiaries (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAVTEQ Corporation and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.   Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NAVTEQ Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

NAVTEQ CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2005	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$85,070	122,335
Short-term marketable securities	84,299	137,163
Accounts receivable, net of allowance for doubtful accounts of $4,852 and $6,637 in 2005 and 2006, respectively	82,352	126,081
Deferred income taxes, net	42,584	9,232
Prepaid expenses and other current assets	15,203	17,744
Total current assets	309,508	412,555
Property and equipment, net	20,828	27,462
Capitalized software development costs, net	25,761	18,844
Long-term deferred income taxes, net	169,264	187,391
Long-term marketable securities	49,429	63,033
Acquired intangible assets, net	16,815	27,035
Goodwill	11,778	45,779
Deposits and other assets	12,505	12,602
Total assets	$615,888	794,701
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,572	22,874
Accrued payroll and related liabilities	28,365	33,571
Fair value of derivative	3,265	—
Other accrued expenses	28,658	40,327
Deferred revenue	38,703	43,639
Total current liabilities	118,563	140,411
Long-term deferred revenue	3,446	2,874
Other long-term liabilities	3,815	2,035
Total liabilities	125,824	145,320
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 92,086 and 93,560 shares issued and outstanding in 2005 and 2006, respectively	92	94
Additional paid-in capital	822,356	853,197
Deferred compensation expense	(9,096)	—
Accumulated other comprehensive loss:
Cumulative translation adjustment	(25,890)	(17,486)
Unrealized holding gain (loss) on available-for-sale marketable securities, net of tax	(514)	490
Total accumulated other comprehensive loss	(26,404)	(16,996)
Accumulated deficit	(296,884)	(186,914)
Total stockholders’ equity	490,064	649,381
Total liabilities and stockholders’ equity	$615,888	794,701

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2004	2005	2006
Net revenue	$392,858	496,512	581,619
Operating costs and expenses:
Database creation and distribution costs	197,089	236,405	275,449
Selling, general, and administrative expenses	101,183	125,851	152,474
Total operating costs and expenses	298,272	362,256	427,923
Operating income	94,586	134,256	153,696
Other income (expense):
Interest income, net	1,134	4,237	11,257
Foreign currency gain (loss)	(1,686)	502	(984)
Other expense	(206)	(4)	(24)
Income before income taxes	93,828	138,991	163,945
Income tax (benefit) expense	39,762	(31,839)	54,481
Net income before cumulative effect of change in accounting principle	54,066	170,830	109,464
Cumulative effect of change in accounting principle, net of income tax of $312	—	—	506
Net income	$54,066	170,830	109,970
Earnings per share of common stock before cumulative effect of change inaccounting principle:
Basic	$0.62	1.90	1.18
Diluted	$0.59	1.81	1.14
Cumulative effect of change in accounting principle per share of common stock:
Basic	$—	—	0.01
Diluted	$—	—	0.01
Earnings per share of common stock:
Basic	$0.62	1.90	1.18
Diluted	$0.59	1.81	1.15
Weighted average shares of common stock outstanding:
Basic	86,509	90,115	93,029
Diluted	92,001	94,198	95,713

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands)

				Note
				receivable		Accumulated
			Additional	for	Deferred	other		Total
			paid-in	common	compensation	comprehensive	Accumulated	stockholders’
	Common stock		capital	stock	expense	income (loss)	deficit	equity
Balances as of December 31, 2003	84,153	$1,178	767,709	(219)	(2,332)	(26,645)	(521,780)	217,911
Exercise of warrants	3,384	47	427	—	—	—	—	474
Reverse stock split	—	(1,140)	1,140	—	—	—	—	—
Exercise of stock options	215	3	2,533	—	—	—	—	2,536
Dividends paid	—	—	(47,159)	—	—	—	—	(47,159)
Stock compensation expense	—	—	17,087	—	(10,071)	—	—	7,016
Settlement of note receivable for common stock	(11)	—	(289)	219	—	—	—	(70)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(1,858)	—	(1,858)
Unrealized holding loss on available-for-sale marketable securities (net of taxes of $61)	—	—	—	—	—	(98)	—	(98)
Net income	—	—	—	—	—	—	54,066	54,066
Total comprehensive income								52,110
Balances as of December 31, 2004	87,741	88	741,448	—	(12,403)	(28,601)	(467,714)	232,818
Common stock issued for acquisition	545	1	19,976	—	—	—	—	19,977
Exercise of stock options and vesting of restricted stock units	3,800	3	55,122	—	—	—	—	55,125
Stock compensation expense	—	—	5,810	—	3,307	—	—	9,117
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	2,613	—	2,613
Unrealized holding loss on available-for-sale marketable securities (net of taxes of $256)	—	—	—	—	—	(416)	—	(416)
Net income	—	—	—	—	—	—	170,830	170,830
Total comprehensive income								173,027
Balances as of December 31, 2005	92,086	92	822,356	—	(9,096)	(26,404)	(296,884)	490,064
Exercise of stock options and vesting of restricted stock units	1,474	2	26,254	—	—	—	—	26,256
Stock compensation expense	—	—	14,501	—	—	—	—	14,501
Cumulative effect of change in accounting principle	—	—	(818)	—	—	—	—	(818)
Reversal of deferred compensation balance upon adoption of SFAS 123R	—	—	(9,096)	—	9,096	—	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	8,404	—	8,404
Unrealized holding gain on available for sale marketable securities (net of taxes of $623)	—	—	—	—	—	1,004	—	1,004
Net income	—	—	—	—	—	—	109,970	109,970
Total comprehensive income								119,378
Balances as of December 31, 2006	93,560	$94	853,197	—	—	(16,996)	(186,914)	649,381

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$54,066	170,830	109,970
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	(506)
Deferred income taxes	31,841	(77,737)	15,046
Depreciation and amortization	6,414	8,717	11,663
Amortization of software development costs	9,154	12,851	14,460
Amortization of acquired intangible assets	—	1,502	3,577
(Gain) loss on foreign currency derivatives	1,306	(660)	(234)
Provision for (recovery of) bad debts	(461)	2,303	2,548
Stock compensation expense	7,016	9,117	14,501
Tax benefit on non-qualified stock options	1,547	40,936	—
Noncash other	308	1,804	1,449
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,086)	(29,693)	(40,213)
Prepaid expenses and other current assets	(1,705)	(5,006)	(1,577)
Deposits and other assets	(8,711)	(1,483)	904
Accounts payable	(2,198)	6,057	1,612
Accrued payroll and related liabilities	6,536	2,100	3,215
Other accrued expenses	(3,443)	(3,576)	5,120
Deferred revenue	14,431	(823)	564
Other long-term liabilities	407	514	(2,091)
Net cash provided by operating activities	106,422	137,753	140,008
Cash flows from investing activities:
Acquisition of property and equipment	(12,875)	(10,466)	(17,834)
Capitalized software development costs	(12,792)	(12,369)	(9,055)
Purchases of marketable securities	(118,100)	(198,743)	(327,470)
Sales of marketable securities	44,934	136,483	262,062
Purchase of investments	—	(1,201)	—
Payment for acquisition, net of cash acquired	—	(8,234)	(42,216)
Investment in joint venture	(490)	—	—
Note receivable	—	—	(300)
Cash on deposit with affiliate, net	65,199	—	—
Net cash used in investing activities	(34,124)	(94,530)	(134,813)
Cash flows from financing activities:
Issuance of common stock and related tax benefits	1,393	14,190	26,256
Dividends paid	(47,159)	—	—
Net cash provided by (used in) financing activities	(45,766)	14,190	26,256
Effect of exchange rate changes on cash	1,587	(2,444)	5,814
Net increase in cash and cash equivalents	28,119	54,969	37,265
Cash and cash equivalents at beginning of year	1,982	30,101	85,070
Cash and cash equivalents at end of year	$30,101	85,070	122,335
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$24	24	12
Cash paid during the year for income taxes	$2,569	1,425	8,734
Non-cash transactions:
Value of common stock issued in connection with acquisition	$—	19,977	—
Intangible assets acquired in non-cash exchanges	—	—	3,333

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

The Company is engaged primarily in the creation, updating, enhancing, licensing and distribution of its database for North America and Europe. The Company’s database is a digital representation of road transportation networks constructed to provide a high level of accuracy and the useful level of detail necessary to support route guidance products and similar applications. The Company’s database is licensed to leading automotive electronics manufacturers, automotive manufacturers and dealers, mobile navigation device manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers. The Company is currently realizing revenue primarily from license fees charged to customers who incorporate the Company’s database into their products or services.

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

(i)            Derivatives

The Company used a derivative financial instrument to manage foreign currency exchange rate risk. Derivative instruments were stated at fair value in the consolidated balance sheet. The Company did not designate the derivative as a hedge as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, the changes in fair value of the derivative were recognized in the consolidated statements of operations.

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

(k)           Database Creation and Distribution Costs

Database creation and distribution costs include the costs of database creation and updating, database licensing and distribution, and database-related software development. Database creation and updating costs of $93,156, $115,278, and $146,245 in 2004, 2005, and 2006, respectively, include the direct costs of database creation and validation, costs to obtain information used to construct the database and ongoing costs for updating and enhancing the database content. Database creation and updating costs are expensed as incurred, except costs of internal-use software, which are capitalized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are then amortized on a straight-line basis over their estimated useful life, generally three years.

Database licensing and distribution costs of $80,326, $101,574 and $104,758 in 2004, 2005, and 2006, respectively, include direct costs related to reproduction of the database for licensing, professional services, and per copy sales (including shipping and handling costs of $5,351, $5,932 and $6,711 in 2004, 2005, and 2006, respectively). Database licensing and distribution costs are expensed as incurred.

Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company’s core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company’s map database by customers. Costs of internal-use software are accounted for in accordance with SOP 98-1. Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally three to four years. The Company capitalized $12,792, $12,369 and $9,055 of internal-use software development costs during 2004, 2005, and 2006, respectively. Included in database creation and updating costs is the amortization of internal-use software costs of $9,154, $12,851 and $14,460 for the years ended December 31, 2004, 2005, and 2006, respectively. Software development and maintenance costs of $23,607, $19,553 and $24,446 in 2004, 2005, and 2006, respectively, did not qualify for capitalization and were expensed as incurred.

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

(o)           Stock-Based Compensation

In 2004 and 2005, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying common stock exceeds the exercise price of the option.

On January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) supersedes SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost will be recognized over the requisite service period based on fair values measured on grant dates. The Company adopted the new standard using the modified prospective transition method.  Accordingly, expense required under SFAS 123(R) has been recorded beginning January 1, 2006. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has furnished the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” The compensation expense for stock options included in the pro forma disclosures is recognized ratably over the vesting periods of each tranche of the stock options.  See Footnote 8 to our consolidated financial statements for the disclosures related to SFAS No. 123(R).

(p)           Comprehensive Income (Loss)

Accumulated other comprehensive loss is related to the Company’s foreign currency translation adjustments and unrealized holding gains and (losses) on available-for-sale marketable securities.

(q)           Earnings Per Share

Basic and diluted earnings per share is computed based on net income, divided by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

The following table sets forth the computation of earnings per share for the years ended December 31:

	2004	2005	2006
Numerator:
Net income before cumulative effect of change in in accounting principle	$54,066	170,830	109,464
Cumulative effect of change in accounting principle	—	—	506
Net income after cumulative change in accounting principle	54,066	170,830	109,970
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	86,509	90,115	93,029
Effect of dilutive securities:
Employee stock options	4,238	3,722	2,373
Restricted stock units	131	361	311
Warrants	1,123	—	—
Denominator for diluted earnings per share—weighted-average shares outstanding and assumed conversions	92,001	94,198	95,713
Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$0.62	1.90	1.18
Diluted	$0.59	1.81	1.14

Cumulative effect of change in accounting principle per share:
Basic	$—	—	0.01
Diluted	$—	—	0.01

Earnings per share:
Basic	$0.62	1.90	1.18
Diluted	$0.59	1.81	1.15

Options to purchase 4, 36, and 1,321 shares of common stock were outstanding at December 31, 2004, 2005, and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(r)            Reclassifications

Certain 2004 and 2005 amounts in the consolidated financial statements have been reclassified to conform to the 2006 presentation. The reclassification was primarily related to certain expenses reclassified to “Database creation and distribution costs” that had previously been reported in “Selling, general, and administrative expenses.”

(s)            Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretative 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold  and measurements attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is still evaluating the effect this interpretation will have on the Company’s financial statements.

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

(2)—Marketable Securities

At December 31, 2005 and 2006, available-for-sale marketable securities consisted of the following:

	Amortized	Unrealized	Market
2005	Cost	Loss	Value
Short-term marketable securities:
Preferred stock	$2,150	—	2,150
U.S. Government and agency securities	13,500	(170)	13,330
Municipal bonds	49,150	—	49,150
Corporate bonds and notes	19,862	(193)	19,669
Total short-term marketable securities	84,662	(363)	84,299

Long-term marketable securities:
Corporate bonds and notes	20,433	(227)	20,206
U.S. Government and agency securities	29,465	(242)	29,223
Total long-term marketable securities	49,898	(469)	49,429
	$134,560	(832)	133,728

	Amortized	Unrealized	Unrealized	Market
2006	Cost	Loss	Gain	Value
Short-term marketable securities:
Preferred stock	$17,975	—	—	17,975
U.S. Government and agency securities	29,472	(121)	—	29,351
Municipal bonds	68,900	—	—	68,900
Corporate bonds and notes	19,987	(48)	—	19,939
Certificate of deposit	999	(1)	—	998
Total short-term marketable securities	137,333	(170)	—	137,163

Long-term marketable securities:
Corporate bonds and notes	45,890	(18)	—	45,872
Common stock	2,000	—	976	2,976
U.S. Government and agency securities	14,179	(9)	15	14,185
Total long-term marketable securities	62,069	(27)	991	63,033
	$199,402	(197)	991	200,196

The Company’s marketable securities consist of marketable securities of high credit quality and have contractual maturities of up to thirty nine years.

Other-than-temporary impairments are recognized if the market value of the investment is below its cost basis for an extended period of time or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations.  There were no other-than-temporary impairments for the years ended December 31, 2005 and 2006.  As of December 31, 2005 and 2006, $515 and $26 of the unrealized loss was related to marketable securities that had a loss for less than twelve months.  The remaining $317 and $171 of the unrealized loss as of December 31, 2005 and 2006, respectively, was related to marketable securities that had a loss for greater than twelve months.

 (3)—Property and Equipment

The components of the Company’s property and equipment as of December 31, 2005 and 2006 are as follows:

	2005	2006
Computers and equipment	$31,057	38,711
Furniture and fixtures	3,775	5,019
Purchased software	12,397	17,668
Leasehold improvements	5,461	7,147
	52,690	68,545
Less accumulated depreciation and amortization	(31,862)	(41,083)
	$20,828	27,462

(4)—Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer. Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006. As of December 31, 2005, $10,000 remained in the balance of short-term deferred revenue related to this agreement. These credits had been completely used by the customer as of December 31, 2006.  In addition, the customer had an obligation to the Company of $20,000 that was paid in January 2007 related to license fees in 2007 and 2008, which has not been reflected in the accompanying consolidated balance sheets.

(5)—Line of Credit

On November 30, 2006, the Company extended through its operating subsidiary for North America, its revolving line of credit that was scheduled to mature on December 1, 2006.  Pursuant to the terms of the line of credit, the Company may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  The Company is required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  The Company has guaranteed its operating subsidiary’s obligations under this facility.  As of December 31, 2006, there were no outstanding borrowings against this line of credit. This line of credit expires on December 1, 2007.

(6)—Income Taxes

The domestic and foreign components of pretax income for the years ended December 31, 2004, 2005, and 2006 are as follows:

	2004	2005	2006
Domestic	$2,716	32,939	35,607
Foreign	91,112	106,052	128,338
Income before income taxes	$93,828	138,991	163,945

The current and deferred components of income tax expense (benefit) for the years ended December 31, 2004, 2005, and 2006 are as follows:

	2004	2005	2006
Current:
Federal	$123	—	(20)
State	89	21	—
Foreign	1,877	1,871	24,394
Total current	2,089	1,892	24,374
Deferred:
Federal	(692)	(63,699)	13,392
State	(147)	(6,455)	1,950
Foreign	38,512	36,423	14,765
Total deferred	37,673	(33,731)	30,107
Income tax expense (benefit)	$39,762	(31,839)	54,481

Total income tax expense (benefit) differed from the amount computed by applying the U.S. Federal statutory tax rate of 35% to  income before income taxes for the years ended December 31, 2004, 2005, and 2006, respectively, due to the following:

	2004	2005	2006
Tax expense at U.S. Federal statutory rate	$32,839	48,647	57,386
State tax expense, net of Federal tax effect	78	1,053	1,267
Foreign withholding tax, net of Federal tax effect	444	—	—
Deferred compensation	—	3,347	988
Impact of foreign rates	(326)	(4,362)	(5,956)
Impact of adjustments to deferred taxes due to changes in statutory tax rates	3,824	720	(390)
Increase (decrease) in valuation allowance	(24)	(83,290)	206
Other	2,927	2,046	980
Income tax expense (benefit)	$39,762	(31,839)	54,481

Deferred tax assets and liabilities as of December 31, 2005 and 2006 are summarized as follows:

	2005	2006
Deferred tax assets:
Current:
Net operating loss carryforwards	$22,381	54
Deferred revenue	9,266	6,165
Interest not currently deductible	5,991	54
Other deductible temporary differences	5,357	3,405
Total current deferred tax assets	42,995	9,678
Non-current:
Research and development credit carryforwards	6,373	6,373
Interest not currently deductible	72,311	78,584
Net operating loss carryforwards	91,093	107,670
Stock compensation	1,978	4,676
Deferred revenue	1,141	815
Other deductible temporary differences	7,926	1,940
Total non-current deferred tax assets	180,822	200,058
Gross deferred tax assets	223,817	209,736
Less valuation allowance	(2,728)	(2,439)
Net deferred tax assets	221,089	207,297

Deferred tax liabilities:
Current:
Other deductible temporary differences	(182)	(351)
Total current deferred tax liabilities	(182)	(351)

Non-current:
Acquired intangible assets	(5,194)	(7,675)
Capitalized software development costs, net	(3,865)	(2,648)
Total non-current deferred tax liabilities	(9,059)	(10,323)
Gross deferred tax liabilities	(9,241)	(10,674)
Deferred income taxes	$211,848	196,623

During 2006, the deferred tax asset valuation allowance decreased $289 consisting of a decrease of $495 for expired Canada and state net operating losses, offset by an increase of $206 for Federal and State Credit carry forwards.

In accordance with APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” and SFAS No. 109, the Company has not provided for U.S. or foreign income taxes related to approximately $76,630 of undistributed earnings from its foreign operations at December 31, 2006, as the Company considers these earnings to be permanently reinvested.  Determination of the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed earnings is not practicable because such liability, if any, is dependent upon circumstances existing if and when the Company no longer considers all or a portion of such undistributed earnings to be permanently reinvested.

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

Prior to 2003, the Company had provided a valuation allowance for the entire balance of deferred tax assets due to the uncertainty of generating future taxable income that would allow for the realization of such deferred tax assets. During 2003, the Company made the determination that it was more likely than not that it would be able to realize the benefits of the deferred tax assets related to net operating loss carryforwards and other temporary items in Europe and North America. In reaching the determination, the Company considered both positive and negative evidence. Positive evidence included the Company’s strong recent revenue growth and operating performance, expectations regarding the generation of future taxable income, the length of available carryforward periods, the Company’s market position and the expected growth of the market. Negative evidence included the Company’s history of operating losses through 2001 and the likelihood of increased competition and loss of a significant customer. From that analysis, the Company determined that sufficient evidence existed to conclude that it was more likely than not that the benefits of certain of the deferred tax assets will be realized. Accordingly, the Company reversed the related valuation allowance resulting in the recognition of a deferred income tax benefit of $168,752.

As of December 31, 2005, the Company had U.S. interest expense carryforwards for both Federal and state income tax purposes of approximately $205,328. As of December 31, 2003, the Company had fully reserved for the tax benefits related to the interest expense carryforwards as management believed it was more likely than not that the benefits would not be realized.  At such time, the Company believed it was more likely than not that the Company would not realize the benefit associated with the interest expense carryforwards due to (1) restrictions placed on the deductibility of the interest as a result of Philips Consumer Electronics B.V.’s (“Philips B.V.”) controlling interest in the Company and (2) uncertainty about the Company’s ability to generate sufficient incremental future taxable income in the United States to offset the additional interest expense deductions. During the third quarter of 2004, Philips B.V. relinquished its controlling interest in the Company following the initial public offering.  As a result, the Company is now allowed to deduct the deferred interest expense in tandem with the net operating loss carryforwards.  Following the initial public offering, the Company reevaluated whether it is more likely than not that the tax benefits associated with the U.S. net operating loss carryforwards together with the interest expense carryforwards will be realized.  Based on that evaluation, the Company concluded that the recorded valuation allowance for deferred tax assets reflected the amount that management believes is more likely than not to expire before realization and, accordingly, that no adjustment to the balance of the related valuation allowance was required.

During the third quarter of 2005, the Company made the determination that it was more likely than not that it would be able to realize the benefits of the deferred tax assets related to the aforementioned net operating loss carryforwards and deferred interest credits in the United States.  In reaching the determination, the Company considered both positive and negative evidence. Positive evidence included the Company’s strong recent revenue growth and operating performance, expectations regarding the generation of future taxable income, the length of available carryforward periods, the Company’s market position and the expected growth of the market. Negative evidence included the Company’s history of operating losses through 2001 and the likelihood of increased competition and loss of a significant customer. From that analysis, the Company determined that sufficient evidence existed to conclude that it was more likely than not that the benefits of certain of the deferred tax assets will be realized. Accordingly, the Company reversed the related valuation allowance and recorded an income tax benefit of $83,270.  As of December 31, 2006, the Company had a valuation allowance for deferred tax assets of $2,439 related to Canadian net operating loss carryforwards and research and experimental tax credits.

As of December 31, 2006, the Company had net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $294,691 and $127,370, respectively. The difference between the U.S. Federal loss carryforwards and the state loss carryforwards results primarily from a 50% limitation on California loss carryforwards, capitalized research and development costs for California tax purposes, and a five-year limit on California net operating loss carryforwards. As of December 31, 2006, the Company also had net operating loss carryforwards in Canada of approximately $1,103. If not utilized, these carryforwards will expire in 2007.

The Company also has available tax credit carryforwards of approximately $4,443 and $1,930 for U.S. Federal and state tax purposes, respectively.

If not utilized, U.S. Federal and state net operating loss carryforwards expire through 2026 and U.S. Federal tax credit carryforwards expire through 2022, as follows:

Year of expiration	Federal net operating loss carryforwards	State net operating loss carryforwards	Federal tax credit carryforwards
2007	$—	704	152
2008	4,039	284	114
2009	5,715	244	28
2010	25,772	6,706	102
2011	34,609	670	185
Thereafter through 2026	224,556	118,762	3,862
	$294,691	127,370	4,443

There is no expiration date for state tax credit carryforwards and U.S. Federal interest expense carryforwards.

(7)—Stockholders’ Equity

In connection with a registration rights agreement between Philips B.V. and the Company, Philips B.V. exercised its first demand registration right on April 16, 2004. Pursuant to this request, the Company filed a Registration Statement on Form S-1 (Reg. No. 333-114637) on April 20, 2004 with the Securities and Exchange Commission to register the Company’s common stock in an initial public offering, which became effective on August 5, 2004.  The Company’s initial public offering was completed on August 11, 2004.   At closing, the Company’s selling stockholders, Philips B.V. and NavPart I B.V. (“NavPart I”), received all of the proceeds from the sale of shares in the offering.  As of December 31, 2004, Philips B.V. owned 30,521 shares of common stock, or approximately 34.8%, of the Company.  Philips B.V. had certain call rights with respect to 2,580 shares owned by NavPart II B.V (“NavPart II”), a wholly-owned subsidiary of NavPart I.  Philips B.V.delivered an exercise notice to NavPart I in August 2004 with respect to the aforementioned shares owned by NavPart II. The transfer of these shares was completed in March 2005.  Philips’ B.V.’s ownership, after the transfer of these shares, was 33,101 shares of the Company’s common stock, or approximately 37.7% of the shares outstanding.  Philips B.V. exercised its second demand registration right on March 11, 2005. Pursuant to this request, the Company filed a Registration Statement on Form S-3 (Reg. No. 333-123628) on March 28, 2005 with the Securities and Exchange Commission to register the Company’s common stock held by Philips B.V. in a secondary public offering, which was consummated on May 10, 2005.  The Company’s selling stockholder, Philips B.V., received all of the proceeds from the sale of shares in the offering.  In the offering, Philips B.V. sold 33,101 shares of common stock, which represented its entire remaining interest in the Company.

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

On April 28, 2004, Philips B.V. exercised its warrants to acquire 3,384 shares of the Company’s common stock at a purchase price of $0.14 per share.  The Company received $474 in proceeds related to the exercise of the warrants.  The shares issued upon exercise of the warrants were not included in Philips’ B.V.’s outstanding common stock for purposes of the special cash dividend paid to the Company’s stockholders on June 18, 2004.

Deferred Compensation Expense

During 2003, the Company granted stock options to its employees where the exercise price was less than the fair value of the Company’s common stock on the date of grant. The grant resulted in an aggregate measurement of compensation cost of $3,148, which will be recognized over the vesting period of the awards. The Company expensed $792 and $764 of the total measured compensation cost during 2004 and 2005, respectively. During 2004 and 2005, the Company granted restricted stock units to certain directors and employees.  The Company recorded $17,061 and $5,810 in net deferred compensation and amortized to expense $6,224 and $8,353 in compensation cost related to the grants in 2004 and 2005, respectively. As of December 31, 2005, deferred compensation totaling $9,096 remained.  In 2006, the Company reversed the deferred compensation balance in conjunction with the adoption of SFAS No. 123(R) “Share-Based Payment.”

(8)—Share-Based Payments

On January 1, 2006, the Company adopted SFAS No. 123(R). SFAS No. 123(R) supersedes SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost will be recognized over the requisite service period based on fair values measured on grant dates. The Company adopted the new standard using the modified prospective transition method.  Accordingly, expense required under SFAS No.123(R) has been recorded beginning January 1, 2006. In connection with the adoption of SFAS No. 123(R), the Company recorded a cumulative effect of a change in accounting principle resulting in income of $506 (net of income tax expense of $312). The Company also eliminated the December 31, 2005 balance of deferred compensation of $9,096 by reducing additional paid-in capital.

The Company recognized compensation cost totaling $7,016, $9,117, and $14,501 related to its share-based payment arrangements for the years ended December 31, 2004, 2005 and 2006, respectively, in the consolidated statements of operations.  The total income tax benefit recognized in the income statement was $871, $1,498, and $3,996 for the years ended December 31, 2004, 2005, and 2006, respectively.

The total income tax benefit recognized in additional paid in capital for the years ended December 31, 2005 and December 31, 2006 for share-based payment arrangements was $40,936 and $23,902, respectively. The Company has elected to use tax law ordering rules when calculating the income tax benefit associated with its share-based payment arrangements.  In addition, the Company elected to use the simplified method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) as prescribed by FASB Staff Position 123(R)-3, “Transition Election related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company records the realized income tax benefits related to fully vested share based payments as financing activities on the statement of cash flows. The total compensation cost related to nonvested awards not yet recognized as of December 31, 2006 was $24,824 and will be recognized over a weighted-average period of 1.29 years.

In April 1996, the Company’s Board of Directors approved the 1996 Stock Option Plan (1996 Plan). The 1996 Plan was amended and restated by the Company’s Board of Directors in June 1996, and amended in August 2000. The 1996 Plan, as amended, provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries; provided, however, that no employee may be granted an option for more than 1,429 shares in any one fiscal year. The 1996 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1996 Plan prior to August 2000 generally have 10-year terms and vest monthly over 48 months. Stock options granted under the 1996 Plan after the amendment in August 2000 generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the employee’s date of hire and the remaining options vest monthly in equal installments over the next 36 months.

In October 1998, the Company’s Board of Directors approved the 1998 California Stock Option Plan (1998 Plan). The 1998 Plan was amended in August 2000. The 1998 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 1998 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 1998 Plan prior to August 2000 generally have 10-year terms and vest monthly over 48 months. Stock options granted under the 1998 Plan after the August 2000 amendment generally have 10-year terms and vest as follows: 25% of the options granted vest on the first day of the month following the anniversary of the date of grant or the employee’s date of hire and the remaining options vest monthly in equal installments over the next 36 months.

In August 2001, the Company’s Board of Directors approved the 2001 Stock Incentive Plan (2001 Plan). The 2001 Plan provides for grants of incentive stock options, nonstatutory stock options, and stock purchase rights to employees (including employees who are officers) of the Company and its subsidiaries. The 2001 Plan also provides for grants of nonstatutory stock options and stock purchase rights to consultants. Stock options granted under the 2001 Plan prior to May 9, 2006 generally had 10-year terms and vest as follows: 25% of the options granted vest on the anniversary of the date of grant and the remaining options vest monthly in equal installments over the next 36 months.

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

As of December 31, 2006, there were 8,924 shares available for grant under the 2001 Amended Plan, and there were no shares available for grant under the 1996 or 1998 Plans. The Company has reserved 7,360 and 3,571 shares of common stock for issuance under the 1996 and 1998 Plans, respectively. All options issued under the 1996 and 1998 Plans are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

Stock Options

For grants made prior to the adoption of SFAS No. 123(R), compensation expense is recognized ratably over the vesting periods of each tranche of the stock options using a fair value calculated as of the date of grant based on the Black-Scholes method with the following weighted-average assumptions for the year ended December 31, 2005: no dividends, 60% volatility, risk-free interest rate of 3.89%, and expected life of 4.9 years.  The weighted-average fair value for grants made during the years ended December 31, 2004 and 2005 were $13.38 per share and  $23.15 per share, respectively.

For grants made subsequent to the adoption of SFAS No. 123(R), compensation expense is recognized on a straight-line basis over the vesting period of the full award using a fair value calculated based on a binomial model.  The binomial model utilizes expected volatility, risk-free interest rate, dividend yields, as well as early exercise multiples and post-vesting exit rates to determine an expected life of the option.  The weighted-average assumptions for the year ended December 31, 2006 were as follows: no dividends, 45% expected volatility, risk-free interest rate of 4.74%, and an expected life of 5.3 years.  The expected volatility was estimated by using the implied volatility derived from the Company’s publicly traded stock options.   The weighted-average fair value for grants made during the year ended December 31, 2006 was $20.47 per share.

Stock option activity during the year ended December 31, 2006 is as follows:

	Number of options	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 31, 2005	5,378	$8.70
Granted	771	44.96
Exercised	(1,332)	4.43
Forfeited	(86)	37.70
Outstanding as of December 31, 2006	4,731	$15.35	6.49	$105,375
Exercisable as of December 31, 2006	3,471	$6.12	5.79	$102,025

The total intrinsic value of all options exercised during the years ended December 31, 2004, 2005 and 2006 were $4,328, $142,965 and $51,934, respectively.

Restricted Stock Units

The Company also grants restricted stock units (RSUs) to certain directors and employees under the Company’s 2001Amended Plan. The RSUs are securities that require the Company to deliver one share of common stock to the holder for each vested unit. The RSUs vest 25% per year over a four-year period.  For grants made prior to the adoption of SFAS No. 123(R), compensation expense is recognized ratably over the vesting periods of each tranche of the restricted stock units using a fair value equal to the fair market value of the Company’s common stock on the date of grant.  For grants made subsequent to the adoption of SFAS No. 123(R), compensation expense is recognized on a straight-line basis over the vesting period of the full award using a fair value equal to the fair market value of the Company’s common stock on the date of grant.  The weighted-average fair value of grants made during 2004, 2005 and 2006 were $22.19, $42.77 and $44.00, respectively.

In addition, the Company also granted performance-based RSUs to certain employees for the year ended December 31 2006.  The number of these RSUs that will be earned is dependent upon meeting revenue and net income goals for fiscal year 2006.  The fair value of each RSU is based on the fair market value of the Company’s stock on the date of grant.  The total expense is determined each period during 2006 based on the expected number of RSUs that will be earned, which is 88 as of December 31, 2006. Restricted stock unit activity during the year ended December 31, 2006 is as follows:

	Number of units	Weighted-average grant date fair value
Outstanding as of December 31, 2005	712	$26.21
Granted	186	44.00
Vested	(226)	25.34
Forfeited	(17)	36.64
Outstanding as of December 31, 2006	655	$31.28

The total fair value of all restricted stock units that vested during the years ended December 31, 2004, 2005 and 2006 were $0, $7,099 and $9,507, respectively.

Pre-Adoption Pro Forma Information

Prior to adopting SFAS No.123(R), the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock-based awards to employees.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied for the years ended December 31, 2004 and December 31, 2005, respectively:

	Year Ended December 31, 2004	Year Ended December 31, 2005
Information as Reported
Stock-based employee compensation expense included in net income, net of tax	$4,329	5,911
Net income	$54,066	170,830
Basic earnings per share	$0.62	1.90
Diluted earnings per share	$0.59	1.81

Information calculated as if fair value method had applied to all awards:
Stock-based employee compensation expense determined under fair value method, net of tax	$7,331	11,468
Pro forma net income	$51,064	165,273
Pro forma basic earnings per share	$0.59	1.83
Pro forma diluted earnings per share	$0.55	1.75

(9)—Related Party Transactions

Philips and Affiliates

Immediately prior to the secondary public offering described in Note 7, Philips B.V.’s ownership was 33,101 shares of the Company’s common stock, or approximately 37.7% of the total outstanding.

As of December 31, 2003, Philips B.V. held warrants to purchase 3,384 shares of the Company’s common stock. The per share exercise price of the warrants was $0.14. The warrants were granted on various dates between 1997 and 2000 pursuant to the loan agreement described below. The warrants were exercisable through and would have expired on April 1, 2007, were subject to adjustment for stock splits or dividends and had certain antidilution provisions for below market issuances. The warrants were exercised on April 28, 2004 as described in Note 7.

Letter of Credit Guarantee

The Company obtained an irrevocable standby letter of credit with LaSalle Bank N.A. in conjunction with one of its facility leases. The original face amount of $2,000 declined annually until November 30, 2007, which is the end of the facility lease. Koninklijke Philips Electronics N.V. (“Philips N.V.”) issued an unconditional and irrevocable guarantee to the bank as the primary obligor, in accordance with the Company’s obligations regarding this facility lease. The Company issued a counter guarantee to Philips N.V. in which it agreed to pay a fee of 1.5% per annum of the original $2,000 face value amount of the stand-by letter of credit as reduced from time to time in accordance with its terms. In 2003, the Company paid $60 related to the counter guarantee. The letter of credit, the Philips N.V. guarantee and the counter guarantee were cancelled in 2004.

Cash on Deposit with Affiliate

The Company entered into a deposit agreement dated as of May 21, 2002 with Philips N.V., the parent company of the Company’s majority stockholder prior to the Company’s initial public offering, which was subsequently assigned to the Company’s U.S. operating subsidiary. The Company’s European operating subsidiary also entered into a deposit agreement with Philips N.V. dated as of September 26, 2003.  These deposit agreements were for the purpose of optimizing the returns on temporary excess cash and earned interest at a rate of U.S. LIBOR minus ¼% for a U.S. dollar deposit and EURIBOR/EONIA minus ¼% for euro deposits.

The deposit agreements with Philips N.V. expired on August 11, 2004 upon completion of the Company’s initial public offering, at which time the Company invested cash balances in excess of short-term operational needs in cash equivalents and marketable securities.

During 2004, the Company received $256, respectively, in interest income related to the deposit agreements.

Swap Agreement

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V., which was subsequently assigned to an unaffiliated third party in the third quarter of 2004. The purpose of the Swap was to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The intercompany balance was payable by one of the Company’s European subsidiaries to the Company and one of its U.S. subsidiaries, and was due in U.S. dollars. Through December 31, 2002, this intercompany balance was considered permanent in nature, as repayment was not expected to occur in the foreseeable future. However, primarily as a result of improved operating performance in the Company’s European business, management concluded that cash flows would be sufficient to support repayment over the next several years. Accordingly, effective January 1, 2003, the Company adopted a plan for repayment and the loan was no longer designated as permanent in nature.  The intercompany loan underlying the Swap was repaid settled in the second quarter of 2006. The terms of the Swap are described in Note 10.

Other

The Company entered into transactions with affiliates of Philips N.V. under which the Company received software, software-related consulting services, tax consulting services, fleet services, insurance services, and purchasing services. The Company did not obtain any such services or incur any fees related thereto after May 10, 2005. Total fees incurred for these services of $1,336, $137 and $0 are included in operating costs and expenses for the years ended December 31, 2004, 2005 and 2006, respectively.

(10)—Foreign Currency Derivatives

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V. to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The Swap was subsequently assigned to an unaffiliated third party in the third quarter of 2004.  Under the terms of the Swap, the Company’s European subsidiary made payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap were be utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap had a maturity date of December 22, 2006 and provided for settlement on a monthly basis in proportion to the repayment of the intercompany obligation; however, the Swap was settled in the second quarter of 2006. As of December 31, 2006, the outstanding intercompany obligation was $0 and the fair value of the Swap was a liability of $0.

The intercompany loan incurred interest at one-month U.S. LIBOR. The Swap also provided that the European subsidiary of the Company was required to pay interest due in euros on a monthly basis to the other party to the Swap in exchange for U.S. dollars at the one-month U.S. LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap were recognized in current period earnings.  Gains on the fair value of the Swap of $16,155 and $3,508 were recorded for the years ended December 31, 2005 and 2006, respectively.  The Company recorded a loss of $11,676 and a gain of $2,128 as a result of the remeasurement of the outstanding intercompany obligation for the years ended December 31, 2005 and 2006, respectively.  The Company recorded foreign currency transaction losses of $4,451 and $5,656 during the years ended December 31, 2005 and 2006, respectively, resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(11)—Employee Benefit Plans

The Company sponsors a Savings and Investment Plan (the Plan) that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All of the Company’s U.S. employees who have completed three months of service are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of eligible compensation, subject to the maximum amount allowable under Internal Revenue Service regulations. The Plan permits, but does not require, additional matching contributions by the Company. In addition, the Company has sponsored savings and investment plans in its European subsidiaries. The Company contributed $2,347, $2,688 and $3,909 to these defined contribution employee benefit plans for the years ended December 31, 2004, 2005, and 2006, respectively.

(12)—Enterprise-wide Disclosures

The Company operates in one business segment and therefore does not report operating income, identifiable assets and/or other resources related to business segments.  Revenues for geographic data of Europe, North America and Korea are attributed to Europe, Middle East, and Africa (“EMEA”), Americas and Asia Pacific. Revenues for geographic data for Central and South America are attributed to Americas.  Revenues for geographic data for countries outside of Europe, the Americas and Korea are attributed to EMEA, and are not material.

The following summarizes net revenue on a geographic basis for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	Years Ended December 31,
	2004	2005	2006
Net revenue:
EMEA	$267,541	316,208	360,056
Americas	125,317	172,789	216,150
Asia Pacific	—	7,515	5,413
Total net revenue	$392,858	496,512	581,619

The following summarizes long-lived assets on a geographic basis as of December 31, 2005 and 2006 (in thousands):

	December 31,
	2005	2006
Property and equipment, net:
EMEA	$5,731	7,077
Americas	14,396	19,810
Asia Pacific	701	575
Total property and equipment, net	$20,828	27,462

Capitalized software development costs, net:
EMEA	$—	1,454
Americas	25,761	17,390
Asia Pacific	—	—
Total capitalized software development costs, net	$25,761	18,844

(13)—Concentrations of Risk

For the year ended December 31, 2006, one customer accounted for 12% of total revenue.  For the year ended December 31, 2005, one customer accounted for 13% of total revenue.  No other customer accounted for 10% or more of total revenue for the years ended December 31, 2005 and 2006. For the year ended December 31, 2004, two customers accounted for 16% and 10%, respectively, of total revenue.

(14)—Lease Obligations

The Company leases its facilities, automobiles, and certain equipment under operating leases expiring through 2022. Monthly payments under certain facility leases are subject to fixed increases. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The leases require the Company to pay property taxes, insurance, maintenance, and repair costs.

The Company’s aggregate future minimum lease obligations as of December 31, 2006 are as follows:

Year ending December 31:
2007	$15,557
2008	11,985
2009	9,964
2010	8,042
2011	5,503
Thereafter	43,331
$94,382

Total rent expense under operating leases for facilities and equipment was $10,795, $11,449 and $13,589 for the years ended December 31, 2004, 2005 and 2006, respectively.

(15)—Business Combinations

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

The acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.  In addition, the Company recorded $12,156 in goodwill as of the acquisition date.  The goodwill is not tax-deductible. During the fourth quarter of 2005, the Company decreased goodwill by $872 due to the reallocation of the purchase price.  Pro forma results of the Company, assuming the acquisition occurred at the beginning of each period presented, would not be materially different from the results presented.

On December 15, 2006, the Company acquired The Map Network (TMN), through its wholly owned subsidiary, NAVTEQ Holdings B.V. to increase its portfolio of localized map content and ability to efficiently map destinations and events. TMN produces detailed, accurate maps, in both print and online form, for a number of leading convention centers, stadiums, and hotels. Map content includes detailed building layouts (interior and exterior), robust event listings and locally relevant community and business points of interest and information. The results of operations for TMN for the 16 days ended December 31, 2006 are included in the statements of operations.

Pursuant to the merger agreement, each TMN stockholder and holder of TMN convertible securities received his, her or its allocable portion of the total consideration, subject to certain purchase price adjustments.  In addition, to secure the indemnification obligations, including any purchase price adjustments, $7,500 of the merger consideration was deposited in escrow; any amount remaining in escrow at the end of 24 months will be released to the participating stockholders to the extent not subject to pending indemnification claims by the Company and its related parties.

The purchase price for TMN was $36,854. In addition to the aforementioned consideration, the Company paid $308 in direct costs to purchase TMN to bring the total purchase price to $37,162. As part of the purchase price allocation, the Company recorded $41,704 in assets and $4,542 in liabilities. Included in the total assets were the following intangible assets:

		Estimated
Intangible Asset	Value	Useful Life
Database	$672	10 years
Advertising relationship	2,863	7 years
Customer relationships	2,412	10 years
Customer backlog	166	1 year
Software	1,011	5 years

The acquired intangible assets will be amortized on a straight-line basis over their estimated useful lives.  The purchase price allocation resulted in an adjustment to deferred tax liabilities of $2,746. In addition, the Company recorded $30,369 in goodwill as of the acquisition date.  The goodwill is not tax-deductible. Pro forma results of the Company, assuming the acquisition occurred at the beginning of each period presented, would not be materially different from the results presented. Additionally, we have not finalized the purchase accounting for this transaction.

In January 2006, the Company acquired a digital map business from gedas Mexico, S.A. de C.V. for $5,044, including the direct costs of the acquisition. In connection with the acquisition, the Company recorded purchase price allocation adjustments of $267 during 2006. Included in the total assets of this business were the following intangible assets:

		Estimated
Intangible Asset	Value	Useful Life
Database	$1,751	10 years
Software	86	3 years
Customer relationships	74	5 years

(16)—Intangible Assets

 The gross carrying amount and accumulated amortization of intangible assets subject to amortization as of December 31, 2005 are:

	Gross Assets	Accumulated Amortization	Net Assets
Database	$8,338	(417)	7,921
Customer relationships	5,837	(417)	5,420
Software	4,169	(695)	3,474
Total	$18,344	(1,529)	16,815

The gross carrying amount and accumulated amortization of intangible assets subject to amortization as of December 31, 2006 are:

	Gross Assets	Accumulated Amortization	Net Assets
Database	$11,514	(1,573)	9,941
Customer relationships	10,214	(1,400)	8,814
Software	5,643	(2,310)	3,333
Service contract	1,969	(33)	1,936
Customer backlog	166	(7)	159
Advertising relationship	2,863	(11)	2,852
Total	$32,369	(5,334)	27,035

During 2006, the Company recorded an asset of $1,969 related to a service contract in an exchange transaction. Additionally, in 2006, the Company recorded an asset of $1,364 related to customer relationships in a separate exchange transaction.

The estimated amortization expense for each of the next five years is as follows:

2007	$5,457
2008	4,563
2009	3,761
2010	3,321
2011	3,266

Goodwill balances and the changes therein are as follows:

Total
Balance as of December 31, 2005	$11,778
Acquisitions	32,776
Purchase price adjustments	157
Foreign currency change	1,068
Balance as of December 31, 2006	$45,779

(17)—Litigation

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against us in the United States District Court for the Northern District of California.  The complaint alleges that we violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that we intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices.  On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that we control a predominant share of variously defined markets for digital map data and have entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that we, through our license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws.  On November 2, 2005, the Court dismissed some, but not all, of the Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of action and essentially the same allegations as in its first amended complaint and we filed an answer denying Tele Atlas’ claims.  On February 19, 2007, Tele Atlas filed a Motion for Leave to Amend and Supplement Second Amended Complaint, seeking to file a third amended complaint based on the same causes of action and allegations as in its second amended complaint.  Tele Atlas’s proposed third amended complaint adds allegations regarding an additional defined market for digital map data and regarding our control, through our license under U.S. Patent No. 6,735,515, of a technology market consisting of methods and systems designed to continuously provide driver assistance systems with updated data about paths along roads onto which a motor vehicle can travel from its current position, and use of such control to enter into a patent licenses and/or other agreements in a manner that violates federal and state antitrust laws.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit.  Based on a review of the second and draft third amended complaint, we believe that the allegations are without merit.  We intend to take all necessary steps to vigorously defend ourselves against this action; however, because this matter is in a very early stage, we cannot predict its outcome or potential effect, if any, on our business, financial position or results of operations.  A negative outcome could adversely affect our business, results of operations and financial condition.  Even if we prevail in this matter, we may incur significant costs in connection with our defense, experience a diversion of management time and attention, realize a negative impact on our reputation with our customers and face similar governmental and private actions based on these allegations.

We are subject to various other legal proceedings and claims arising in the ordinary course of our business.  We do not believe that any of these other legal proceedings or claims will materially affect our business, financial position or results of operations.

(18)—Guarantees

In November 2002, the FASB issued Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issue or modified by the Company after December 22, 2002, if these arrangements are within the scope of the Interpretation.  In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing GAAP, in order to identify if a loss has occurred.  If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications.  Under its standard database licensing agreements, the Company agrees to indemnify, defend and hold harmless its licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of Company data infringes copyrights, and in some cases, other intellectual property rights, of a third party.  Historically, the Company has not been required to pay any amounts in connection with claims asserted under these provisions, and, accordingly, the Company has not recorded a liability relating to such provisions.

(19)—Quarterly Results (unaudited)

The following table presents the Company’s selected unaudited quarterly results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2005
Net revenue	$104,697	122,832	123,005	145,978
Operating income	24,831	37,442	30,423	41,560
Net income	16,785	25,264	101,115	27,666
Basic earnings per share of common stock*	0.19	0.28	1.11	0.30
Diluted earnings per share of common stock*	0.18	0.27	1.07	0.29

For the year ended December 31, 2006
Net revenue	$122,325	135,945	142,658	180,691
Operating income	20,723	33,126	37,044	62,803
Net income	16,184	23,764	27,079	42,943
Basic earnings per share of common stock*	0.18	0.26	0.29	0.46
Diluted earnings per share of common stock*	0.17	0.25	0.28	0.45

* The earnings per share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings per share amounts does not necessarily equal the earnings per share for the year.

NAVTEQ CORPORATION

AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (In thousands):

Year	Balance at Beginning of Year	(1) Additions	(2) Deductions	Balance at End of Year
2004	$4,365	(461)	(333)	3,571
2005	3,571	2,303	(1,022)	4,852
2006	4,852	2,548	(763)	6,637

(1) Provision for (recovery of) bad debts.

(2) Accounts receivable written off against the allowance.