Form 10-Q
period 2007-04-01
NAVTEQ CORP
filed 2007-05-10
CIK 834208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Yes☐  No☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of April 30, 2007 was 97,689,828.

References in this Quarterly Report on Form 10-Q to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “may,” “will,” “should” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements.  Such statements may include, but are not limited to, expectations of future financial performance and operating results and future tax benefits.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements.  In addition, the forward-looking events discussed in this quarterly report might not occur.  These risks and uncertainties include, among others, those set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in this document.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2006	April 1, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,335	114,632
Short-term marketable securities	137,163	188,042
Accounts receivable, net of allowance for doubtful accounts of $6,637 and $6,990 in 2006 and 2007, respectively	126,081	109,304
Deferred income taxes, net	9,232	16,338
Prepaid expenses and other current assets	17,744	18,830
Total current assets	412,555	447,146
Property and equipment, net	27,462	56,439
Capitalized software development costs, net	18,844	20,877
Long-term deferred income taxes, net	187,391	231,313
Long-term marketable securities	63,033	44,795
Acquired intangible assets, net	27,035	66,278
Goodwill	45,779	145,174
Deposits and other assets	12,602	3,726
Total assets	$794,701	1,015,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,874	18,898
Accrued payroll and related liabilities	33,571	29,704
Other accrued expenses	40,327	45,415
Deferred revenue	43,639	52,808
Total current liabilities	140,411	146,825

Long-term deferred revenue	2,874	47,898
Other long-term liabilities	2,035	7,789
Total liabilities	145,320	202,512
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 93,560 and 98,070 shares issued in 2006 and 2007, respectively; 93,560 and 97,653 shares outstanding in 2006 and 2007, respectively	94	98
Additional paid-in capital	853,197	985,225
Accumulated other comprehensive loss:
Cumulative translation adjustment	(17,486)	(15,375)
Unrealized holding gain (loss) on available-for-sale marketable securities, net of tax	490	(47)
Total accumulated other comprehensive loss	(16,996)	(15,422)
Accumulated deficit	(186,914)	(156,665)
Total stockholders’ equity	649,381	813,236
Total liabilities and stockholders’ equity	$794,701	1,015,748

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	April 2, 2006	April 1, 2007

Net revenue	$122,325	159,951

Operating costs and expenses:
Database creation and delivery costs	62,851	74,255
Selling, general and administrative expenses	38,751	47,353
Total operating costs and expenses	101,602	121,608

Operating income	20,723	38,343

Other income (expense):
Interest income, net	2,238	4,079
Foreign currency gain (loss)	106	(583)
Other income (expense)	(10)	291

Income before income taxes	23,057	42,130

Income tax expense	7,379	11,881

Net income before cumulative effect of change in accounting principle	15,678	30,249

Cumulative effect of change in accounting principle, net of income tax of $312	506	—

Net income	$16,184	30,249

Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$0.17	0.32
Diluted	$0.16	0.31

Cumulative effect of change in accounting principle per share of common stock:
Basic	$0.01	—
Diluted	$0.01	—

Earnings per share of common stock:
Basic	$0.18	0.32
Diluted	$0.17	0.31

Weighted average shares of common stock outstanding:
Basic	92,337	94,802
Diluted	95,533	97,265

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Quarter Ended
	April 2, 2006	April 1, 2007
Cash flows from operating activities:
Net income	$16,184	30,249
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(506)	—
Deferred income taxes	4,843	470
Depreciation and amortization	2,545	3,952
Amortization of software development costs	3,568	3,142
Amortization of acquired intangible assets	847	2,014
Loss on foreign currency derivatives	(160)	—
Provision for bad debts	1,090	3
Stock compensation expense	4,016	4,329
Noncash other	537	3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(628)	33,003
Prepaid expenses and other current assets	(762)	(892)
Deposits and other assets	(119)	1,019
Accounts payable	(4,108)	(6,894)
Accrued payroll and related liabilities	(7,307)	(6,547)
Other accrued expenses	(4,769)	(74)
Deferred revenue	(919)	11,221
Other long-term liabilities	59	4,059
Net cash provided by operating activities	14,411	79,057
Cash flows from investing activities:
Acquisition of property and equipment	(2,188)	(6,602)
Capitalized software development costs	(3,655)	(5,175)
Purchases of marketable securities	(90,964)	(113,359)
Sales of marketable securities	48,890	81,671
Payments for acquisitions, net of cash acquired	(4,996)	(46,368)
Note receivable	(200)	—
Net cash used in investing activities	(53,113)	(89,833)
Cash flows from financing activities:
Issuance of common stock and related tax benefits	4,060	2,233
Net cash provided by financing activities	4,060	2,233
Effect of exchange rate changes on cash	429	840
Net decrease in cash and cash equivalents	(34,213)	(7,703)
Cash and cash equivalents at beginning of period	85,070	122,335
Cash and cash equivalents at end of period	$50,857	114,632

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22	1
Cash paid during the period for income taxes	$483	7,758

Non-cash transactions:
Value of common stock and equivalents issued in connection with an acquisition	$—	125,471

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except per share amounts)

(1) — Unaudited Financial Statements

NAVTEQ Corporation (together with its subsidiaries, “the Company”) is a leading provider of digital map data and other location-based content, including real-time traffic information used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems.  These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal navigation devices (PNDs) and mobile phones; server-based systems, including internet and wireless services; and paper media.  Our traffic information is also provided to traditional radio and television stations, and federal, state, and local government entities.

The Company is engaged primarily in the creation, updating, enhancing, licensing and distribution of its geographic database and related location-based content for North America and Europe.  The Company’s geographic database is a digital representation of road transportation networks constructed to provide a high level of accuracy and the useful level of detail necessary to support route guidance products and similar applications.  The Company’s database is licensed to leading automotive electronics manufacturers, automotive manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers.  The Company is currently realizing revenue primarily from license fees charged to customers who incorporate the Company’s database into their products and services and from advertising revenue derived from Traffic.com and The Map Network.

For advertising related revenue on radio and television stations, revenue is recognized when the advertisements are aired.  Revenue from the Internet and wireless advertising is recognized over the period during which the advertisement is displayed or aired.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday closest to the calendar quarter end.  The 2006 first quarter had 92 days and the 2007 first quarter had 91 days.  The Company’s fiscal year end is December 31.

Certain 2006 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2007 presentation.

(2) — Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements.  This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  This statement responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company is evaluating the effect this statement will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company is evaluating the effect this statement will have on its financial statements.

(3) — Comprehensive Income

Comprehensive income for the quarters ended April 2, 2006 and April 1, 2007 were as follows:

	Quarter Ended
	April 2,	April 1,
	2006	2007

Net income	$16,184	30,249
Foreign currency translation adjustment	1,490	2,111
Unrealized holding loss on available-for-sale marketable securities, net of tax	(9)	(537)
Comprehensive income	$17,665	31,823

(4) — Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters ended April 2, 2006 and April 1, 2007 were calculated as follows:

	Quarter Ended
	April 2, 2006	April 1, 2007
Numerator:
Net income before cumulative effect of change in accounting principle	$15,678	30,249

Cumulative effect of change in accounting principle	506	—

Net income	$16,184	30,249

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	92,337	94,802
Effect of dilutive securities:
Employee stock options	2,798	2,155
Restricted stock units	398	308
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	95,533	97,265

Earnings per share:
Basic	$0.17	0.32
Diluted	$0.16	0.31

Cumulative effect of change in accounting principle per share:
Basic	$0.01	—
Diluted	$0.01	—

Earnings per share:
Basic	$0.18	0.32
Diluted	$0.17	0.31

Options to purchase 840 and 1,974 shares of common stock were outstanding at April 2, 2006 and April 1, 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The following summarizes net revenue on a geographic basis for the quarters ended April 2, 2006 and April 1, 2007:

	Quarter Ended
	April 2,	April 1,
	2006	2007
Net revenue:
EMEA	$76,604	87,301
Americas	43,918	70,782
Asia Pacific	1,803	1,868
Total net revenue	$122,325	159,951

The following summarizes net revenue by type of revenue for the quarters ended April 2, 2006 and April 1, 2007:

	Quarter Ended
	April 2,	April 1,
	2006	2007
Net revenue:
Digital map licensing and related revenues	$118,465	150,703
Advertising	—	6,227
Other	3,860	3,021
Total net revenue	$122,325	159,951

The following summarizes long-lived assets on a geographic basis as of December 31, 2006 and April 1, 2007:

	December 31,	April 1,
	2006	2007

Property and equipment, net:
EMEA	$7,077	7,486
Americas	19,810	48,386
Asia Pacific	575	567
Total property and equipment, net	$27,462	56,439

Capitalized software development costs, net:
EMEA	$1,454	2,632
Americas	17,390	18,245
Asia Pacific	—	—
Total capitalized software development costs, net	$18,844	20,877

(6) — Concentrations of Risk

Approximately 16% of the Company’s revenue for the quarter ended April 2, 2006 was from one customer.  For the quarter ended April 1, 2007, two customers each accounted for 12% of total revenues, respectively.

(7) — Database Creation and Delivery Costs

Database creation and delivery costs include the costs of data collection and processing costs, direct distribution and other database-related costs.  Data collection and processing costs of $44,964 and $52,819 for the quarters ended April 2, 2006 and April 1, 2007, respectively, consist of database creation and validation, costs to obtain information used to construct the database, ongoing costs for updating and enhancing the database content and costs related to the collection and processing of traffic data.  Data collection and processing costs also include costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company’s core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company’s map database by customers.  Data collection and processing costs are expensed as incurred, except costs of internal-use software, which are capitalized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally three to four years.  The Company capitalized $3,655 and $5,175 of internal-use software development costs during quarters ended April 2, 2006 and April 1, 2007, respectively.  Included in database creation and updating costs is the amortization of internal-use software costs of $3,568 and $3,142 for the quarters ended April 2, 2006 and April 1, 2007, respectively.

Direct distribution costs of $16,013 and $17,711 for the quarters ended April 2, 2006 and April 1, 2007, respectively, include direct costs related to reproduction of the database for licensing, professional services, and per copy sales.  Database licensing and distribution costs are expensed as incurred.

Other database creation and delivery costs of $1,874 and $3,725 for the quarters ended April 2, 2006 and April 1, 2007, respectively, include hardware, software and advertising inventory purchased for resale.

(8) —Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer.  Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006.  These credits had been completely used by the customer as of December 31, 2006.  The customer paid $20,000 in the first quarter of 2007 related to the license agreement and the customer can use up to $10,000 of the credits in each of 2007 and 2008.

(9) —Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty-percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company did not record any cumulative effect adjustments to retained earnings as a result of adopting FIN 48.

As of January 1, 2007, the amount of unrecognized tax benefits was $6,342 which, if recognized, would affect the Company’s effective tax rate.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of January 1, 2007, no interest or penalties have been accrued related to unrecognized tax benefits.  The Company does not anticipate the total amount of unrecognized tax benefits will materially change by December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, and various U.S. states and non-U.S. jurisdictions.  The Company is no longer subject to income tax examinations by tax authorities from the following major tax jurisdictions for the years prior to:  (i) 1989 with respect to the U.S. federal jurisdiction; (ii) with few exceptions, 1996 for various U.S. state jurisdictions; and (iii) 2005 with respect to the Netherlands.

(10) —Business Combinations

On March 6, 2007, the Company completed its previously announced acquisition of Traffic.com, Inc., a Delaware corporation (“Traffic.com”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2006 by and among the

Company, Traffic.com, NAVTEQ Holdings B.V., a corporation organized under the laws of the Netherlands, and NAVTEQ Holdings Delaware, Inc., a Delaware corporation (“Merger Subsidiary”), under which Traffic.com was merged with and into Merger Subsidiary (the “Merger”).  Merger Subsidiary continued as the surviving corporation under the name Traffic.com, Inc.  Under the Merger Agreement, each share outstanding of Traffic.com common stock was converted into the right to receive, at the election of the holder thereof (subject to certain conditions, including those pertaining to pro-ration): (i) $8.00 in cash, without interest or (ii) 0.235 shares of the Company’s common stock, par value $0.001 per share.  The election of cash or stock was subject to a limit on total cash consideration of approximately $49 million (minus the cash value of dissenting shares, if any) and a total stock consideration equal to approximately 4.3 million shares of the Company’s common stock (less the shares of the Company’s common stock issued to holders of warrants to purchase Traffic.com stock that were exchanged for NAVTEQ common stock based on the per share stock consideration.)

This acquisition was made to diversify the Company’s product portfolio and customer base and to expand the data content the Company is able to provide.  The total purchase price for Traffic.com was $185,544, which included the cost basis of previously owned shares of Traffic.com of $1,998.  Additionally, at the time of the acquisition, Traffic.com had a liability related to deferred license fees to the Company of approximately $9,015. To complete the acquisition, the Company issued 3,940 shares, including 57 shares related to a sale bonus paid to the former Chief Executive Officer of Traffic.com. These shares were valued at $124,708, which was based on the average stock price of the Company’s common stock for a period beginning two days before the announcement of the merger and ending two days after the announcement of the merger.  The Company also paid $49,008 in cash and assumed options and warrants that were converted into the right to purchase 139 shares of NAVTEQ stock, which were valued at $763.  In addition, the Company paid $9,067 in direct costs to acquire the shares of Traffic.com including $2,125 to the former Chief Executive Officer of Traffic.com for a sale bonus and severance.  As part of the preliminary purchase price allocation, the Company recorded $264,196 in assets and $78,652 in liabilities.  The purchase price allocation is preliminary, primarily due to the timing of the acquisition in relation to the end of the quarter.   The operating results of Traffic.com are included in the Company’s results from the acquisition date of March 6, 2007 through the end of the first quarter of 2007.  Included in the total assets were the following intangible assets with their values in thousands and their estimated useful lives:

Intangible Asset	Value	Estimated Useful Life
Customer relationships	$22,433	10 years
Tradename	11,011	8 years
Software	7,926	3 years

The acquired intangible assets will be amortized on a straight-line basis over their estimated useful lives.  In addition, the Company recorded $99,439 in goodwill at the acquisition date.

The following unaudited pro forma financial information presents the combined results of operations of NAVTEQ and Traffic.com as if the acquisition had occurred as of January 1, 2006.  The unaudited pro forma financial information is not necessarily indicative of what consolidated results of operations actually would have been had the acquisition been completed at the date indicated.  In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

	Quarter ended	Quarter ended
	April 2, 2006	April 1, 2007

Revenue	$133,007	168,355
Net income before cumulative effect of change in accounting principle	9,806	24,552

Net Income	$10,312	24,552

Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$0.10	0.25
Diluted	$0.10	0.25

Net income per share of common stock:
Basic	$0.11	0.25
Diluted	$0.10	0.25

(11)  – Litigation

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against the Company in the United States District Court for the Northern District of California.  The complaint alleges that the Company violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that the Company intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices.  On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that the Company controls a predominant share of variously defined markets for digital map data and has entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that the Company, through its license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws.  On November 2, 2005, the Court dismissed some, but not all, of Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of actions and essentially the same allegations as in its first amended complaint and the Company filed an answer denying Tele Atlas’ claims.  On February 19, 2007, Tele Atlas filed a Motion for Leave to Amend and Supplement Second Amended Complaint, seeking to file a third amended complaint based on the same causes of action and allegations as in its second amended complaint.  Tele Atlas’s proposed third amended complaint adds allegations regarding an additional defined market for digital map data and regarding the Company’s control, through the Company’s U.S. Patent No. 6,735,515, of a technology market consisting of methods and systems designed to continuously provide driver assistance systems with updated data about paths along roads onto which a motor vehicle can travel from its current position, and use of such control to enter into a patent licenses and/or other agreements in a manner that violates federal and state antitrust laws.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit.  Based on a review of the second and draft third amended complaint, the Company believes that the allegations are without merit.  The Company intends to take all necessary steps to vigorously defend itself against this action; however, because this matter is in a very early stage, the Company cannot predict its outcome or potential effect, if any, on the Company’s business, financial position or results of operations.  A negative outcome could adversely affect the Company’s business, results of operations and financial condition.  Even if the Company prevails in this matter, the Company may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on its reputation with its customers and face similar governmental and private actions based on these allegations.

On August 22, 2006, Traffic.com, a subsidiary of the Company as of March 6, 2007, formally notified Road Runner Planning & Consulting Inc. (“RRPC”) that RRPC was in breach of its agreement with Traffic.com concerning its role as construction manager for deployment of Traffic.com’s electronic highway traffic sensor equipment.  The breaches Traffic.com cited included failure to adhere to contractually allotted time frames; failure to obtain necessary permits and licenses; providing defective parts and materials; refusing to provide valid lien wavers; and threatening to cease performance.  On August 23, 2006, Traffic.com commenced an arbitration proceeding against RRPC, seeking damages, based principally on such breaches.  Based upon their failure to cure the breaches, on September 12, 2006 Traffic.com terminated the agreement.  In lieu of filing counterclaims in connection with the arbitration Traffic.com filed, RRPC filed a separate arbitration matter on August 23, 2006 claiming, among other things, that Traffic.com breached the agreement by terminating the agreement, and seeking damages.  Both arbitration matters were filed with American Arbitration Association (“AAA”) in Pittsburgh, Pennsylvania and have now been consolidated into one action.  The arbitration proceeding is in the early stages.  At this time it is impossible to predict the outcome of such arbitration.  Traffic.com believes the claims and defenses asserted by RRPC are without merit and that the terms of the agreement support Traffic.com’s claims against RRPC.  Traffic.com will pursue all viable claims and defenses against RRPC.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of its business.  The Company does not believe that any of these other legal proceedings or claims will materially affect the Company’s business, financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts)

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document.  Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties.  In evaluating these statements, you should specifically consider the various risk factors identified herein, including without limitation, Part II – Item 1A. of this Quarterly Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, that could cause actual results to differ materially from those expressed in such forward-looking statements.

Overview

We are a leading provider of comprehensive digital map data and location-based content, including traffic information, for automotive navigation systems, mobile navigation devices and Internet-based mapping applications.  Our map database and related content enables providers of these products and services to offer dynamic navigation, route planning, location-based information services and other geographic information-based products and services to consumer and commercial users.  In addition, we have a traffic and logistics data collection network in which we process traffic incident and event information, along with comprehensive traffic flow data collected through our network of roadside sensors, in order to provide detailed traffic information, including specific and customized speeds, travel times and delay times, to radio and television stations, Internet sites and mobile device users.

Acquisition of Traffic.com

On March 6, 2007, we completed our previously announced acquisition of Traffic.com, Inc., a Delaware corporation (“Traffic.com”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Traffic.com, NAVTEQ Holdings B.V. and NAVTEQ Holdings Delaware, Inc. dated November 5, 2006.  Under the Merger Agreement, each share outstanding of Traffic.com common stock was converted into the right to receive, at the election of the holder thereof (subject to certain conditions, including those pertaining to pro-ration): (i) $8.00 in cash, without interest or (ii) 0.235 shares of our common stock, par value $0.001 per share.  The election of cash or stock was subject to a limit on total cash consideration of approximately $49 million (minus the cash value of dissenting shares, if any) and a total stock consideration equal to approximately 4.3 million shares of our common stock (less the shares of our common stock issued to holders of warrants to purchase Traffic.com stock that were exchanged for our common stock based on the per share stock consideration.)

This acquisition was made to diversify our product portfolio and customer base and to expand the information we are able to provide. The total purchase price for Traffic.com was $185,544, which included the cost basis of previously owned shares of Traffic.com of $1,998.  Additionally, at the time of the acquisition, Traffic.com had a liability related to deferred license fees to us of approximately $9,015.   To complete the acquisition, we issued 3,940 shares, including 57 shares related to a sale bonus paid to the former Chief Executive Officer of Traffic.com.  These shares issued were valued at $124,708, which was based on the average stock price of our common stock for a period beginning two days before the announcement of the merger and ending two days after the announcement of the merger.  We also paid $49,008 in cash and assumed options and warrants that were converted into the right to purchase 139 shares of our stock, which were valued at $763.  In addition, we paid $9,067 in direct costs to acquire the shares of Traffic.com, including $2,125 to the former Chief Executive Officer of Traffic.com for a sale bonus and severance.  As part of the preliminary purchase price allocation, we recorded $264,196 in assets and $78,652 in liabilities.  The purchase price allocation is preliminary, primarily due to the timing of the acquisition in relation to the end of the quarter.  The operating results of Traffic.com are included in our results from the acquisition date of March 6, 2007 through the end of the first quarter of 2007.

Revenue

We generate revenue primarily through the licensing of our database in EMEA and Americas.  The largest portion of our revenue comes from digital map data used in self-contained hardware and software systems installed in vehicles (“in-dash systems.”)

We believe that, in addition to automobile market conditions in general and automobile sales mix, there are two key factors that affect our performance with respect to this revenue: the number of automobiles sold for which navigation systems are either standard or an option (“adoption”) and the rate at which car buyers select navigation systems as an option (“take-rate.”)

We believe the adoption of navigation systems in automobiles in Europe has stabilized at over 80%, but that the adoption of such systems in North America continues to increase.  In addition, the take-rates have increased during recent years in both Europe and North America and we expect that these will continue to increase for at least the next few years as a result of market acceptance by our customers of products and services that use our database and anticipated reductions in the price of in-dash systems.  However, increased adoption in North America also has a dampening effect on overall take rates as a number of inexpensive models with relatively lower take rates offer the option for the first time.  As the adoption of navigation systems in automobiles increases in North America, and as the take-rates in both North America and Europe increase, we believe each of these can have a positive effect on our revenue, subject to our ability to maintain our license fee structure and customer base.

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

•                                          Providing value-added services to our customers such as distribution services, and technical and marketing support; and

•                                          Enhancing and extending our product offering by adding additional content to our map database.

We also believe that in the foreseeable future the effect on our revenue and profitability as a result of any decreases in our license fees will be offset by volume increases as the market for products and services that use our database grows, although we cannot assure you that these increases will occur.

In addition to revenues from our database, we receive a portion of our revenues from the sale of advertising on radio and television stations.  The Company receives airtime inventory from radio and television stations in exchange for traffic information and services.  We expect these revenues to increase in the future as we increase the depth of our nationwide traffic and logistics data collection network and our proprietary Traffic Information Management System.

Operating Expenses

Our operating expenses are comprised of database creation and delivery costs, and selling, general and administrative expenses.  Database creation and delivery costs primarily include the purchase and licensing of source maps, employee compensation and third party fees related to the construction, maintenance and delivery of our geographic database and related location based content including real time traffic data.  Selling, general and administrative expenses primarily include employee compensation, marketing, facilities and other administrative expenses.

Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database.  We anticipate that operating expenses will continue to increase as our growth and development activities continue, including further development and enhancement of our database and increasing our sales and marketing efforts.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of April 1, 2007, we had an accumulated deficit of $156,665.

As of April 1, 2007, our balance of cash and cash equivalents and marketable securities was $347,469, compared to our cash and cash equivalents and marketable securities as of December 31, 2006 in the amount of $322,531, which represents an increase of $24,938.

In March 2007, we utilized approximately $46,368, net of the cash acquired, in cash to fund the Traffic.com acquisition including direct costs of $9,067.  The remainder of the merger consideration was paid in shares of our common stock.

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

For the quarter ended April 1, 2007, we generated approximately 56% of our net revenue and incurred approximately 42% of our total expenses in foreign currencies.  Our European operations reported revenue of $87,301 for the quarter ended April 1, 2007.  Due to an increase in the exchange rate of the euro against the dollar, as compared to the first quarter of 2006, European revenue was approximately $6,925 higher than what would have been reported had the exchange rate not increased.  Based on the results of the quarter ended April 1, 2007, every one cent change in the exchange rate of the euro against the dollar resulted in approximately a $670 change in our quarterly revenue and approximately a $320 change in our quarterly operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue for the foreseeable future.  For the quarter ended April 1, 2007, we had two customers which each represented approximately 12% of our revenues.  Our top fifteen customers accounted for approximately 71% of our revenue for the quarter ended April 1, 2007.

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

For revenue distributed through the server-based method, revenue includes amounts that are associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), recognition of prepaid licensing fees from our distributors and customers and direct sales to end-users.  Nonrefundable minimum annual licensing fees are received upfront and represent a minimum guarantee of fees to be received from the licensee (for sales made by that party to end-users) during the period of the arrangement.  We generally cannot determine the amount of up-front license fees that have been earned during a given period until we receive a report from the customer.  Accordingly, we amortize the total up-front fee paid by the customer ratably over the term of the arrangement.  When we determine that the actual amount of licensing fees earned exceeds the total minimum guarantee (because the customer reports licensing fees to us that exceed this amount), we recognize the additional licensing revenue.

For advertising related revenue on radio and television stations, revenue is recognized when the advertisements are aired.  Revenue from the Internet and wireless advertising is recognized over the period during which the advertisement is displayed or aired.

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

Database Creation, Delivery and Software Development Costs

We have invested significant amounts in creating and updating our database and developing related software applications for internal use.  Database creation and delivery costs consist of database creation and updating, database licensing and delivery, and database-related software development.  Database creation and updating costs are expensed as incurred.  These costs include the direct costs of database creation and validation, costs to obtain information used to construct the database, and ongoing costs for updating and enhancing the database content.  Database licensing and delivery costs include the direct costs related to reproduction of the database for licensing and per-copy sales and shipping and handling costs. Database-related software development costs consist primarily of costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable our core database to operate with emerging technologies, and (iii) applications to facilitate customer use of our database.  Costs of internal-use software are accounted for in accordance with AICPA Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets.  It is possible that our estimates of the remaining economic life of the technology could change from the current amortization periods.  In that event, impairment charges or shortened useful lives of internal-use software could be required.

Impairment of Long-lived Assets

As of December 31, 2006 and April 1, 2007, our long-lived assets consisted of property and equipment, internal-use software and acquired intangible assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Additionally, goodwill is reviewed on at least an annual basis as well to determine if our recorded goodwill amounts are impaired in any manner.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  After evaluating the available evidence, management determined that sufficient objective evidence existed to conclude that it was more likely than not that the majority of deferred tax assets would be realized.

As of April 1, 2007, we had a valuation allowance for deferred tax assets of $2,785 related to Traffic.com and Canadian net operating loss carryforwards, and research and experimental tax credits.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could affect our financial position and net income, may be required.

Results of Operations

Comparison of Quarters Ended April 2, 2006 and April 1, 2007

Operating Income, Net Income and Earnings Per Share of Common Stock.  Our operating income increased from $20,723 during the first quarter of 2006 to $38,343 in the first quarter of 2007, due primarily to revenue growth.  This revenue growth was partially offset by higher operating expenses.  Our net income increased from $16,184 in the first quarter of 2006 to $30,249 in the first quarter of 2007.  Basic earnings per share of common stock were $0.18 and $0.32 for the first quarters of 2006 and 2007, respectively.  Diluted earnings per share of common stock were $0.17 and $0.31 for the first quarters of 2006 and 2007, respectively.

The following table highlights changes in selected financial statement line items, which are material to our results of operations.  An analysis of the factors affecting each line is provided in the paragraphs that appear after the table.

	Quarter Ended
	April 2, 2006	April 1, 2007	Change	% Change
Net revenue	$122,325	159,951	37,626	30.8%
Database creation and delivery costs	62,851	74,255	11,404	18.1%
Selling, general and administrative expenses	38,751	47,353	8,602	22.2%
Other income	2,334	3,787	1,453	62.3%
Income tax expense	7,379	11,881	4,502	61.0%

Net Revenue. The increase in net revenue was due to an increase in database licensing, resulting primarily from increased unit sales to customers.  Growth occurred in all geographic regions during the first quarter of 2007.  EMEA revenue increased 14.0% from $76,604 in the first quarter of 2006 to $87,301 in the first quarter of 2007.  Americas revenue increased 61.2% from $43,918 in the first quarter of 2006 to $70,782 in the first quarter of 2007.  EMEA and Americas revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors, automobile manufacturers and mobile device manufacturers.  In addition, advertising revenue of

$6,227 was recorded in the quarter ended April 1, 2007, primarily related to the Traffic.com acquisition.  Differences in foreign currency translation increased revenue within EMEA operations by approximately $6,925 during the first quarter of 2007 as compared to the first quarter of 2006.  Excluding the effect of foreign currency translation, EMEA revenue would have grown 4.9%.  Approximately 16% of our revenue for the first quarter of 2006 was from one customer.  We had two customers which each represented approximately 12% of our revenues for the first quarter of 2007.

Database Creation and Delivery Costs.  The increase in database creation and delivery costs was due primarily to geographic expansion and quality improvements.  The capitalization of $3,655 and $5,175 in the first quarter of 2006 and 2007, respectively, for internal-use software reduced our expenses in those periods.  An unfavorable foreign currency translation effect within EMEA operations increased expenses in the first quarter of 2007 by approximately $2,549, when compared to the first quarter of 2006.

Approximately 52% and 57% of our database creation costs for the first quarter of 2006 and 2007, respectively, were comprised of personnel, software amortization, stock-based compensation, occupancy, and other business infrastructure expenses.  Our direct delivery costs were approximately 32% of our database creation and delivery costs in the first quarter of 2006 and 2007, respectively. Database creation and delivery costs for The Map Network, which was acquired in December 2006, and Traffic.com were approximately $5,258 in the first quarter of 2007.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force and expanding the breadth of our product offerings and expenses related to improving our infrastructure to support future growth.  Stock-based compensation expense of $3,219 was recorded in selling, general and administrative expense in the first quarter of 2006, compared to $3,563 in the first quarter of 2007.  An unfavorable foreign currency translation effect increased expenses within EMEA operations by approximately $1,277 in the first quarter of 2007, when compared to the first quarter of 2006.

Approximately 75% and 72% of our selling, general, and administrative expenses for the first quarter of 2006 and 2007, respectively, were comprised of personnel, stock-based compensation, occupancy and other business infrastructure expenses.  Selling, general, and administrative expenses for The Map Network and Traffic.com were approximately $3,743 in the first quarter of 2007.

Other Income.  Interest income increased from $2,260 in 2006 to $4,080 primarily due to higher average investment balances in 2007, as well as higher percentage returns on invested cash.

Income Tax Expense.  The increase in income tax expense is primarily due to an increase in operating income in 2007 compared to 2006.  The effective tax rate in the first quarter of 2007 was 28.2% as compared to 32.0% in the first quarter of 2006.  The decrease in the effective tax rate was primarily due to legislation in the Netherlands that reduced the 2007 statutory corporate income tax rate to 25.5%.  The 2006 statutory corporate income tax rate in the Netherlands was 29.6%.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income.  As of April 1, 2007, cash and cash equivalents and marketable securities totaled $347,469 compared to our cash and cash equivalents and marketable securities as of December 31, 2006 of $322,531, which represents an increase of $24,938.

On November 30, 2006, we extended and increased, through our operating subsidiary for North America, our revolving line of credit that is now scheduled to mature on December 1, 2007.  Pursuant to the terms of the line of credit, we may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  We have guaranteed our operating subsidiary’s obligations under this facility.  As of April 1, 2007, there were no outstanding borrowings against this line of credit.

Since the first quarter of 2002, our operations have continued to produce positive cash flows.  The cash flows have been driven by increased demand for our products and our ability to deliver these products profitably and collect receivables from our customers effectively.  These funds have allowed us to make investments required to grow the business and have provided us with excess cash. Since August 2004, we have invested cash balances in excess of our short-term operational needs in cash equivalents and marketable securities of high credit quality.

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

In March 2007, we utilized approximately $46,368, net of the cash acquired, in cash to fund the Traffic.com acquisition including direct costs of $9,067.  The remainder of the merger consideration was paid in shares of our common stock.

Cash and cash equivalents decreased by $7,703 during the quarter ended April 1, 2007.  The changes in cash and cash equivalents were as follows for the quarters ended:

	April 2, 2006	April 1, 2007
Cash provided by operating activities	$14,411	79,057
Cash used in investing activities	(53,113)	(89,833)
Cash provided by financing activities	4,060	2,233
Effect of exchange rates on cash	429	840
Decrease in cash and cash equivalents	$(34,213)	(7,703)

Operating Activities

In the first quarter of 2006 and 2007, respectively, we generated positive cash flow from operations.  In both periods, cash flow from operations was driven by positive operating results, which in turn was driven by increased demand for our products.  Accrued payroll and related liabilities decreased $7,307 and $6,547 in the first quarter of 2006 and 2007, respectively, primarily due to payments of annual incentive compensation obligations accrued in the applicable previous year.  Accounts receivable decreased by $33,003 in 2007 due to strong collections during the first quarter of 2007.  Deferred revenue increased by $11,221 due primarily to the receipt of a prepayment from a customer of $20,000, offset by the recognition of revenue.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, investments in marketable securities and capital expenditures.  We experienced temporary excess funds that were provided from operations in the first quarter of 2007.  We invested those excess funds in cash equivalents and marketable securities.  During the first three months of 2006 and 2007, we invested an additional net $42,074 and $31,688, respectively, in marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers.  Capitalized costs totaled $3,655 and $5,175 for the first quarter of 2006 and 2007, respectively.  We expect the capitalized costs related to software developed for internal use to be approximately $15,000 to $17,000 for the full year of 2007.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure.  Capital expenditures totaled $2,188 and $6,602 during the first quarter of 2006 and 2007, respectively.  We expect total capital expenditures to total approximately $60,000 for the full year of 2007.  This higher amount is related to our move to a new corporate headquarters during 2007 and funding the capital expenditures of Traffic.com.

We had payments for acquisitions, net of cash acquired, of $4,996 and $46,368 during the first quarter of 2006 and 2007, respectively. The payments in 2006 related to assets purchased in Mexico while the 2007 payments related to our purchase of Traffic.com.

Financing Activities

In the first quarter of 2006 and 2007, we have recorded $4,060 and $2,233, respectively, related to the issuance of common stock pursuant to our stock incentive plans.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an

amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  We are evaluating the effect this statement will have on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We invest our cash in highly liquid cash equivalents and marketable securities.  A percentage point change in interest rates would result in an approximate $2,300 increase or decrease to our interest income on an annual basis depending on the direction of the interest rate change.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

 Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 2004, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 1, 2007.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2007, our disclosure controls and procedures were effective in providing such reasonable assurance.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the first quarter of 2007) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.  Risk Factors.

With respect to our recently acquired company, Traffic.com, if we do not achieve success with its recently expanded business model into Internet advertising and other interactive media, our ability to grow Traffic.com’s revenues would be adversely affected.

Traffic.com’s revenue has historically been derived primarily by selling the advertising inventory it receives in exchange for the provision of its traffic services to radio and television stations.  Substantially all of Traffic.com’s revenue from its enhanced website and from personalized wireless services that it offers through its website will be derived from advertising customers.  Traffic.com’s success in attracting Internet advertisers will depend, in large part, on its ability to significantly increase the number of visitors to its website, the number of its registered users and the volume of its personalized wireless services delivered to consumers.  Traffic.com has no significant operating history in conducting its business through the Internet or in attracting Internet advertisers.  To date, Traffic.com has had minimal revenue from Internet and wireless advertising.  If we fail to significantly increase the number of visitors to Traffic.com’s website and the related advertising revenue, our ability to grow Traffic.com’s business will be adversely affected.

If federal, state or local government agencies decide not to enter into agreements with Traffic.com or terminate existing agreements with Traffic.com, the expansion and the geographic scope of Traffic.com’s business could be limited.

Traffic.com’s right to construct its sensor network in various metropolitan areas and to own the traffic flow data produced by this network is derived from agreements that it has with the U.S. federal government and state and local governments.  Traffic.com is the principal subcontractor under a competitively bid contract with the U.S. Department of Transportation (U.S. DOT) and has agreements with state and local agencies under which it provides them with traffic data from its sensor network in metropolitan areas. If the federal government were to terminate Traffic.com’s contract for its failure to perform, Traffic.com’s ability to expand its sensor network into additional metropolitan areas would be harmed.  If Traffic.com’s reputation or relationship with state and local government agencies were impaired or if one or more state and local government agencies otherwise ceased doing business with it, Traffic.com may be unable to continue to collect traffic data for one or more metropolitan areas in which its sensor network is currently deployed.

As of April 15, 2007, Traffic.com had formal agreements with state and local agencies that enable it to install, operate and maintain its sensor network on public highways in 26 major metropolitan areas.  Traffic.com’s agreement with the Utah Department of Transportation also provides for the integration of their probe data into Traffic.com’s Traffic Information Management System in Salt Lake City.  In addition, Traffic.com has agreements with state and local agencies that enable it to acquire government data that it uses to produce traffic reports.  Traffic.com needs similar agreements to enable it to install, operate and maintain its sensors on public highways, and to acquire government data in additional metropolitan areas.

Among the factors that could materially adversely affect Traffic.com’s federal and state and local government contracting business are:

•                  budgetary constraints affecting government spending generally, and annual changes in fiscal policies or available funding;

•                  failure by it to comply with the requirements of the agreements, including failure to comply with data specifications and performance measures under its subcontract with the U.S. DOT, which could lead to various remedies being pursued against it, including contract termination, liquidated damages or a local public agency having the right to buy from it all system hardware including, among other items, sensor poles, solar panels and any components from system upgrades for a particular deployment area at fair market value;

•                  changes in government programs, priorities, procurement policies, permit policies or requirements;

•                  new legislation, regulations or government policy changes on the nature and amount of services the government may obtain from private contractors; and

•                  delays in the payment of its invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons.

These or other factors could cause governmental agencies to exercise their right to not enter into agreements, to terminate agreements or to not exercise options to renew agreements, any of which could prevent the expansion and limit the geographic scope of Traffic.com’s business.

Traffic.com derives a significant portion of its revenue from a limited number of advertisers.  If we are unable to maintain these advertiser relationships or attract additional advertisers, or if there is a general downturn in advertising activity, Traffic.com’s revenue will be adversely affected.

For the years ended December 31, 2004, 2005, and 2006, revenue from Traffic.com’s top five advertisers accounted for approximately 19.4% , 18.6%, and 14.7% respectively, of its total revenue.  Although Traffic.com’s top five advertisers may change from year to year, we anticipate that a limited number of advertisers will continue to represent a significant percentage of its revenue for the foreseeable future.  In addition, although Traffic.com has had repeat business from many of its key advertisers, the majority of these arrangements do not obligate these key advertisers to make any minimum or specified level of purchases and the terms of these agreements may change from year to year.  Therefore, Traffic.com’s relationships with these key advertisers may not continue in the future, and Traffic.com generally is not guaranteed any minimum level of revenue from them.  The loss of one or more of Traffic.com’s large advertisers without replacement by other advertisers of similar size, or fewer or smaller orders, would adversely affect Traffic.com’s revenue.  If we were to fail to attract other large customers to replace this revenue or if we did not increase revenue from existing customers, Traffic.com’s future revenue would not reach or exceed its historical levels.  Further, spending on advertising tends to decline during an economic recession or downturn.  As a result, Traffic.com’s advertising revenue is likely to be adversely affected by a recession or downturn in the United States economy, the economy of an individual geographic market in which it derives significant advertising revenue or other events or circumstances that adversely affect advertising activity.

The issuance of shares of our common stock to Traffic.com stockholders as a result of our acquisition of Traffic.com and charges associated with the acquisition may have a negative impact on our earnings per share.

As a result of the acquisition of Traffic.com, approximately 3.9 million shares of our common stock have been issued to Traffic.com stockholders, including 57,443 shares issued to Robert Verratti, the former Chief Executive Officer of Traffic.com, pursuant to a bonus payable to him in connection with the acquisition.  Based on the increased number of our shares outstanding following the acquisition, Traffic.com’s historical operating losses, the anticipated accounting charges related to the acquisition and the potential for additional costs associated with integrating Traffic.com into our business, the acquisition may result in lower earnings per share than would have been earned by us in the absence of the acquisition.  We expect that over time the acquisition will yield cost and revenue synergies and other benefits to us such that the acquisition will ultimately be accretive to earnings per share.  However, we cannot assure you that an increase in earnings per share will be achieved.  In order to achieve increases in earnings per share as a result of the acquisition, we will, among other things, need to increase Traffic.com’s revenues, including significantly growing the business of providing traffic data to new media distribution channels (such as Internet, wireless and in-vehicle navigation applications) and the corresponding advertising revenue associated therewith, successfully integrate Traffic.com’s operations into our business and reduce Traffic.com’s historic increases in operating expenses.

The market for products and services incorporating our map database and the market for Internet and wireless advertising is evolving and its rate of growth is uncertain.

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

With respect to the Internet and wireless services offered by Traffic.com through its enhanced website and the websites of its customers, it is difficult to predict their demand and market acceptance.  The placement of advertisements on Traffic.com’s website or embedded in its wireless services, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of new ways of conducting business, measuring success and evaluating new advertising products and services. Such advertisers may determine that advertising on Traffic.com’s website or in its wireless services is less effective for promoting their products and services than traditional advertising media.  Further, new technologies may be developed that can block Traffic.com from displaying Internet advertisements on its website, or including them in its personalized messages.  The market for Internet and wireless advertising may not continue to grow or become sustainable.  If the market for Internet and wireless advertising fails to continue to develop or develops more slowly than we expect, Traffic.com’s business and results of operations could be harmed, which in turn could harm our business and results of operations.

Our product offering is not diversified and if we attempt to diversify, we may not be successful.

A substantial portion of our revenue is attributable to the licensing of our map database for route guidance applications.  Consequently, if the demand for existing and new products and services incorporating our database declines or does not continue to grow, our business would be seriously harmed.  Any attempt by us to diversify our product and service offerings may not be successful and may cause us to divert resources and management attention away from our core business, which could adversely affect our financial position, reputation and relationships with our customers.

In addition, with respect to our principal map database product, customers continue to request that additional types of content be included in our data.  If we are unable to timely include such content in our product and service offerings or do not effectively determine what types of content to include and the related prioritization of developing such product and service offerings, our customers may purchase map data and related content elsewhere, which would adversely affect our revenue.

Increased competition could result in price reductions, reduced profit margins or loss of market share by us.

The market for map and related information, such as traffic information, is highly competitive.  We compete with other companies and governmental and quasi-governmental agencies that provide map and related information to a wide variety of users in a wide range of applications with varying levels of functionality.

We currently have several major competitors in providing map information, including Tele Atlas N.V., Internet-based mapping sites and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use.  Governmental and quasi-governmental agencies also are making more map data information with greater coverage and content, and higher quality, available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database.  Several companies are also now providing aerial, satellite and other location-based imagery which provides our customers with an alternative to our map data and makes it less costly and time-consuming for competitors to build a high quality map database similar to our database. In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressures.

We also face substantial competition with respect to Traffic.com’s business.  Our competitors in providing traffic information include traditional providers of traffic information such as Westwood One, Inc. and Clear Channel Communications, Inc.  These competitors have longer operating histories with respect to traffic information and more established relationships with advertisers.  Our traffic data also competes with smaller, start-up companies that make use of publicly available traffic data from government sources.

Increased competition from our current competitors or new market entrants (which may include our customers) with respect to quality, content, pricing, alternative location-based imagery and otherwise, actions taken by our customers to diversify their sources of supply and increase pricing pressure, initiatives to develop community and probe-based map or related data, such as traffic data, and other competitive pressures may result in price reductions, reduced profit margins or loss of market share by us.

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

Further, the operational failure of TIMS, the system Traffic.com uses to collect, analyze and distribute traffic information, could prevent us from delivering traffic data to our customers, which could result in a loss of customers and would adversely affect our ability to maintain or increase advertising revenue related to our traffic data and grow Traffic.com’s business.

Item 6.    Exhibits

4.1	Warrant to Purchase Shares of Common Stock of NAVTEQ Corporation issued to Hearst Communications, Inc.
4.2	Warrant to Purchase Shares of Common Stock of NAVTEQ Corporation issued to National Electric Benefit Fund
4.3	Warrant to Purchase Shares of Common Stock of NAVTEQ Corporation issued to PNC Bank, National Association
10.1	Employment Agreement dated February 26, 2001 between Navigation Technologies Corporation and Jeffery L. Mize.
10.2	International Assignment Agreement dated March 2003 between Navigation Technologies Corporation and Jeffery L. Mize.
10.3

Traffic.com, Inc. Amended and Restated 1999 Long-Term Incentive Plan Incorporated herein by reference to Exhibit 10.1 to Traffic.com, Inc.’s Registration Statement on Form S-1 (No. 333-127973) filed on August 31, 2005).

10.4	Traffic.com, Inc. 2005 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to Traffic.com, Inc.’s Registration Statement on Form S-1 (No. 333-127973) filed on January 24, 2006)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil T. Smith
Neil T. Smith
Vice President and Corporate Controller (Principal Accounting Officer)