Form 10-Q
period 2007-07-01
NAVTEQ CORP
filed 2007-08-10
CIK 834208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Yes  ☐  No  ☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of July 30, 2007 was 98,169,152.

References in this Quarterly Report on Form 10-Q to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “may,” “will,” “should” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements.  Such statements may include, but are not limited to, expectations of future financial performance, operating results and tax benefits and factors affecting the market for our products and services.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements.  In addition, the forward-looking events discussed in this quarterly report might not occur.  These risks and uncertainties include, among others, those set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, “Part II – Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 and elsewhere in this document.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2006	July 1, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,335	113,855
Short-term marketable securities	137,163	213,468
Accounts receivable, net of allowance for doubtful accounts of $6,637 and $8,083 in 2006 and 2007, respectively	126,081	127,391
Deferred income taxes, net	9,232	26,483
Prepaid expenses and other current assets	17,744	20,097
Total current assets	412,555	501,294
Property and equipment, net	27,462	78,353
Capitalized software development costs, net	18,844	23,071
Long-term deferred income taxes, net	187,391	220,231
Long-term marketable securities	63,033	62,759
Acquired intangible assets, net	27,035	63,846
Goodwill	45,779	146,607
Deposits and other assets	12,602	3,716
Total assets	$794,701	1,099,877

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,874	22,581
Accrued payroll and related liabilities	33,571	36,163
Other accrued expenses	40,327	56,111
Deferred revenue	43,639	55,287
Total current liabilities	140,411	170,142

Long-term deferred revenue	2,874	45,273
Other long-term liabilities	2,035	22,213
Total liabilities	145,320	237,628
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 93,560 and 98,343 shares issued in 2006 and 2007, respectively; 93,560 and 97,983 shares outstanding in 2006 and 2007, respectively	94	98
Additional paid-in capital	853,197	991,503
Accumulated other comprehensive loss:
Cumulative translation adjustment	(17,486)	(13,393)
Unrealized holding gain (loss) on available-for-sale marketable securities, net of tax	490	(188)
Total accumulated other comprehensive loss	(16,996)	(13,581)
Accumulated deficit	(186,914)	(115,771)
Total stockholders’ equity	649,381	862,249
Total liabilities and stockholders’ equity	$794,701	1,099,877

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007

Net revenue	$135,945	202,304	$258,270	362,255

Operating costs and expenses:
Database creation and delivery costs	65,686	94,263	128,537	168,518
Selling, general and administrative expenses	37,133	54,011	75,884	101,364
Total operating costs and expenses	102,819	148,274	204,421	269,882

Operating income	33,126	54,030	53,849	92,373

Other income (expense):
Interest income, net	2,566	4,003	4,803	8,082
Foreign currency gain (loss)	(530)	34	(424)	(549)
Other income (expense)	(2)	4	(11)	295

Income before income taxes	35,160	58,071	58,217	100,201

Income tax expense	11,396	17,177	18,775	29,058

Net income before cumulative effect of change in accounting principle	23,764	40,894	39,442	71,143

Cumulative effect of change in accounting principle, net of income tax of $312	—	—	506	—

Net income	$23,764	40,894	$39,948	71,143

Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$0.26	0.42	$0.43	0.74
Diluted	$0.25	0.41	$0.41	0.72

Cumulative effect of change in accounting principle per share of common stock:
Basic	$—	—	$0.01	—
Diluted	$—	—	$0.01	—

Earnings per share of common stock:
Basic	$0.26	0.42	$0.43	0.74
Diluted	$0.25	0.41	$0.42	0.72

Weighted average shares of common stock outstanding:
Basic	93,023	97,817	92,680	96,310
Diluted	95,754	100,156	95,644	98,712

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2006	July 1, 2007
Cash flows from operating activities:
Net income	$39,948	71,143
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(506)	—
Deferred income taxes	13,661	1,705
Depreciation and amortization	5,317	8,376
Amortization of software development costs	7,256	6,233
Amortization of acquired intangible assets	1,717	4,823
Loss on foreign currency derivatives	(234)	—
Provision for bad debts	4,739	1,211
Stock compensation expense	8,542	9,542
Noncash other	845	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,997)	14,551
Prepaid expenses and other current assets	(545)	(1,894)
Deposits and other assets	981	1,154
Accounts payable	(7,198)	(3,367)
Accrued payroll and related liabilities	(2,879)	(250)
Other accrued expenses	(6,366)	10,344
Deferred revenue	(7,642)	10,961
Other long-term liabilities	(1,235)	18,469
Net cash provided by operating activities	52,404	153,001
Cash flows from investing activities:
Acquisition of property and equipment	(5,919)	(33,617)
Capitalized software development costs	(5,536)	(10,460)
Purchases of marketable securities	(197,687)	(267,584)
Sales of marketable securities	120,616	192,100
Payments for acquisitions, net of cash acquired	(5,044)	(47,363)
Note receivable	(300)	—
Net cash used in investing activities	(93,870)	(166,924)
Cash flows from financing activities:
Issuance of common stock and related tax benefits	3,900	3,298
Net cash provided by financing activities	3,900	3,298
Effect of exchange rate changes on cash	1,613	2,145
Net decrease in cash and cash equivalents	(35,953)	(8,480)
Cash and cash equivalents at beginning of period	85,070	122,335
Cash and cash equivalents at end of period	$49,117	113,855

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	83
Cash paid during the period for income taxes	$1,098	13,236

Non-cash transactions:
Value of common stock and equivalents issued in connection with an acquisition	$—	125,474

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except per share amounts)

(1) — Unaudited Financial Statements

NAVTEQ Corporation (together with its subsidiaries, “the Company”) is a leading provider of digital map data and other location-based content, including real-time traffic information, used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems.  These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal navigation devices (PNDs) and mobile phones; server-based systems, including internet and wireless services; and paper media.  Our traffic information is also provided to traditional radio and television stations, and federal, state and local governmental entities.

The Company is engaged primarily in the creation, updating, enhancing, licensing and distribution of its geographic database and related location-based content for North America and Europe.  The Company’s geographic database is a digital representation of road transportation networks constructed to provide a high level of accuracy and the level of detail necessary to support route guidance products and similar applications.  The Company’s database is licensed to leading automotive electronics manufacturers, automotive manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers.  The Company is currently realizing revenue primarily from license fees charged to customers who incorporate the Company’s data into their products and services and from advertising revenue derived in connection with the licensing of real-time traffic information and online and media map solutions through the Company’s Traffic.com and The Map Network subsidiaries.

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

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday closest to the calendar quarter end.  The second quarter of 2006 and 2007 each had 91 days.  The 2006 year to date period had 183 days and the 2007 year to date period had 182 days.  The Company’s fiscal year end is December 31.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company is evaluating the effect this statement will have on its financial statements.

(3) — Comprehensive Income

Comprehensive income for the quarters and six months ended July 2, 2006 and July 1, 2007 were as follows:

	Quarter Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007

Net income	$23,764	40,894	$39,948	71,143
Foreign currency translation adjustment	3,135	1,982	4,625	4,093
Unrealized holding gain (loss) on available-for-sale marketable securities, net of tax	34	(141)	25	(678)
Comprehensive income	$26,933	42,735	$44,598	74,558

(4) — Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters and six months ended July 2, 2006 and July 1, 2007 were calculated as follows:

	Quarter Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
Numerator:
Net income before cumulative effect of change in accounting principle	$23,764	40,894	$39,442	71,143
Cumulative effect of change in accounting principle	—	—	506	—
Net income	$23,764	40,894	$39,948	71,143

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	93,023	97,817	92,680	96,310
Effect of dilutive securities:
Employee stock options	2,430	2,112	2,614	2,134
Restricted stock units	301	227	350	268
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	95,754	100,156	95,644	98,712

Earnings per share:
Basic	$0.26	0.42	$0.43	0.74
Diluted	$0.25	0.41	$0.41	0.72

Cumulative effect of change in accounting principle per share:
Basic	$—	—	$0.01	—
Diluted	$—	—	$0.01	—

Earnings per share:
Basic	$0.26	0.42	$0.43	0.74
Diluted	$0.25	0.41	$0.42	0.72

Options to purchase 1,242 and 2,914 shares of common stock were outstanding at July 2, 2006 and July 1, 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The following summarizes net revenue on a geographic basis for the quarters and six months ended July 2, 2006 and July 1, 2007:

	Quarter Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
Net revenue:
EMEA	$84,682	117,621	$161,286	204,922
Americas	49,883	81,843	93,801	152,625
Asia Pacific	1,380	2,840	3,183	4,708
Total net revenue	$135,945	202,304	$258,270	362,255

The following summarizes net revenue by type of revenue for the quarters and six months ended July 2, 2006 and July 1, 2007:

	Quarter Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
Net revenue:
Digital map licensing and related revenues	$133,062	183,268	$251,527	333,971
Advertising	—	15,565	—	21,793
Other	2,883	3,471	6,743	6,491
Total net revenue	$135,945	202,304	$258,270	362,255

The following summarizes long-lived assets on a geographic basis as of December 31, 2006 and July 1, 2007:

	December 31,	July 1,
	2006	2007

Property and equipment, net:
EMEA	$7,077	8,542
Americas	19,810	69,360
Asia Pacific	575	451
Total property and equipment, net	$27,462	78,353

Capitalized software development costs, net:
EMEA	$1,454	5,144
Americas	17,390	17,927
Asia Pacific	—	—
Total capitalized software development costs, net	$18,844	23,071

(6) — Concentrations of Risk

Approximately 14% of the Company’s revenue for the six months ended July 2, 2006 was from one customer.  For the six months ended July 1, 2007, two customers each accounted for 11% of total revenues, respectively.  Approximately 13% of the Company’s revenue for the second quarter ended July 2, 2006 was from one customer.  For the quarter ended July 1, 2007, two customers each accounted for 10% of total revenues, respectively.

(7) — Database Creation and Delivery Costs

Database creation and delivery costs include the costs of data collection and processing costs, direct distribution and other database-related costs.  Data collection and processing costs of $46,361 and $66,037 for the quarters ended July 2, 2006 and July 1, 2007, respectively, consist of database creation and validation, costs to obtain information used to construct the database, ongoing costs for updating and enhancing the database content and costs related to the collection and processing of traffic data.  Data collection and processing costs were $91,324 and $118,855 for the six months ended July 2, 2006 and July 1, 2007, respectively.  Data collection and processing costs also include costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company’s core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company’s map database by customers.  Data collection and processing costs are expensed as incurred, except costs of internal-use software, which are capitalized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally three to four years.  The Company capitalized $1,881 and $5,285 of internal-use software development costs during the quarters ended July 2, 2006 and July 1, 2007, respectively.  Included in database creation and updating costs is the amortization of internal-use software costs of $3,688 and $3,091 for the quarters ended July 2, 2006 and July 1, 2007, respectively.  The Company capitalized $5,536 and $10,460 of internal-use software development costs during the six months ended July 2, 2006 and July 1, 2007, respectively.  Included in database creation and updating costs is the amortization of internal-use software costs of $7,526 and $6,233 for the six months ended July 2, 2006 and July 1, 2007, respectively.

Direct distribution costs of $17,900 and $19,173 for the quarters ended July 2, 2006 and July 1, 2007, respectively, include direct costs related to reproduction of the database for licensing, professional services, and per copy sales.  Direct distribution costs were $33,913 and $36,885 for the six months ended July 2, 2006 and July 1, 2007, respectively.  Database licensing and distribution costs are expensed as incurred.

Other database creation and delivery costs of $1,425 and $9,053 for the quarters ended July 2, 2006 and July 1, 2007, respectively, include hardware, software and advertising inventory purchased for resale.  Other database creation and delivery costs were $3,299 and $12,778 for the six months ended July 2, 2006 and July 1, 2007, respectively.

(8) — Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer.  Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer could use up to $10,000 of the credits in each of 2004, 2005 and 2006.  These credits had been completely used by the customer as of December 31, 2006.  The customer paid $20,000 in the first quarter of 2007 related to the license agreement and the customer can use up to $10,000 of the credits in each of 2007 and 2008.  As of the end of the second quarter of 2007, the customer has used the $10,000 credit for 2007.

(9) — Income Taxes

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

As of January 1, 2007, the amount of unrecognized tax benefits was $6,342 which, if recognized, would affect the Company’s effective tax rate.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of July 1, 2007, no interest or penalties have been accrued related to unrecognized tax benefits.  The Company does not anticipate the total amount of unrecognized tax benefits will materially change by December 31, 2007.

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

(10) — Business Combinations

On March 6, 2007, the Company completed its previously announced acquisition of Traffic.com, Inc., a Delaware corporation (“Traffic.com”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2006 by and among the Company, Traffic.com, NAVTEQ Holdings B.V., a corporation organized under the laws of the Netherlands, and NAVTEQ Holdings Delaware, Inc., a Delaware corporation (“Merger Subsidiary”), under which Traffic.com was merged with and into Merger Subsidiary (the “Merger”).  Merger Subsidiary continued as the surviving corporation under the name Traffic.com, Inc.  Under the Merger Agreement, each share outstanding of Traffic.com common stock was converted into the right to receive, at the election of the holder thereof (subject to certain conditions, including those pertaining to pro-ration): (i) $8.00 in cash, without interest or (ii) 0.235 shares of the Company’s common stock, par value $0.001 per share.  The election of cash or stock was subject to a limit on total cash consideration of approximately $49,000 (minus the cash value of dissenting shares, if any) and a total stock consideration equal to approximately 4,300 shares of the Company’s common stock (less the shares of the Company’s common stock issued to holders of warrants to purchase Traffic.com stock that were exchanged for NAVTEQ common stock based on the per share stock consideration.)

This acquisition was made to diversify the Company’s product portfolio and customer base and to expand the data content the Company is able to provide.  The total purchase price for Traffic.com was $186,539, which included the cost basis of previously owned shares of Traffic.com of $1,998.  Additionally, at the time of the acquisition, Traffic.com had a liability related to deferred license fees to the Company of approximately $9,015.  To complete the acquisition, the Company issued 3,940 shares, including 57 shares related to a sale bonus paid to the former Chief Executive Officer of Traffic.com.  These shares were valued at $124,712, which was based on the average stock price of the Company’s common stock for a period beginning two days before the announcement of the merger and ending two days after the announcement of the merger.  The Company also paid $49,008 in cash and assumed options and warrants that were converted into the right to purchase 139 shares of NAVTEQ stock, which were valued at $763.  In addition, the Company paid $10,058 in direct costs to acquire the shares of Traffic.com including $2,125 to the former Chief Executive Officer of Traffic.com for a sale bonus and severance.  As part of the preliminary purchase price allocation, the Company recorded $264,899 in assets and $78,360 in liabilities.  The purchase price allocation is preliminary, primarily due to the lack of resolution on outstanding litigation of Traffic.com that began prior to the Merger.  The operating results of Traffic.com are included in the Company’s results beginning from the acquisition date of March 6, 2007.  Included in the total assets were the following intangible assets with their values in thousands and their estimated useful lives:

Intangible Asset	Value	Estimated Useful Life
Customer relationships	$22,568	10 years
Tradename	11,011	8 years
Software	7,926	3 years

The acquired intangible assets will be amortized on a straight-line basis over their estimated useful lives.  In addition, the Company has recorded $100,659 in goodwill.  Goodwill increased $1,220 from the balance at April 1, 2007 due to the recording of additional acquisition costs and adjustments to the preliminary price allocation.

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

	Quarter Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007

Revenue	$150,213	202,304	$283,220	370,659
Net income before cumulative effect of change in accounting principle	19,705	40,894	29,511	65,446

Net income	$19,705	40,894	$30,017	65,446

Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$0.20	0.42	$0.31	0.67
Diluted	$0.20	0.41	$0.30	0.65

Cumulative effect of change in accounting principle per share:
Basic	$—	—	$0.01	—
Diluted	$—	—	$0.01	—

Net income per share of common stock:
Basic	$0.20	0.42	$0.31	0.67
Diluted	$0.20	0.41	$0.30	0.65

(11) — Litigation

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“TeleAtlas”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that the Company intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices. On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action. Specifically, in its amended complaint, Tele Atlas alleges that the Company controls a predominant share of variously defined markets for digital map data and has entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets. Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law. In addition, Tele Atlas alleges that the Company, through its license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws. On November 2, 2005, the Court dismissed some, but not all, of Tele Atlas’ claims for failure to state valid causes of action. On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of actions and essentially the same allegations as in its first amended complaint and the Company filed an answer denying Tele Atlas’ claims. On February 19, 2007, Tele Atlas filed a Motion for Leave to Amend and Supplement Second Amended Complaint, seeking to file a third amended complaint based on the same causes of action and allegations as in its second amended complaint.  Tele Atlas’s proposed third amended complaint adds allegations regarding an additional defined market for digital map data and regarding the Company’s control, through the Company’s U.S. Patent No. 6,735,515, of a technology market consisting of methods and systems designed to continuously provide driver assistance systems with updated data about paths along roads onto which a motor vehicle can travel from its current position, and use of such control to enter into a patent licenses and/or other agreements in a manner that violates federal and state antitrust laws. Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit. The court granted Tele Atlas’s Motion for Leave and Tele Atlas’s Third Amended Complaint was filed under seal on May 11, 2007. Fact discovery has closed in the action and expert discovery is ongoing. The deadline for filing summary judgment motions is October 5, 2007. This action is scheduled to begin a jury trial on January 28, 2008. Based on a review of the Third Amended Complaint, the Company believes that the allegations are without merit. The Company intends to take all necessary steps to vigorously defend itself against this action; however, because this matter is in a very early stage, the Company cannot predict its outcome or potential effect, if any, on the Company’s business, financial position or results of operations. A negative outcome could adversely affect the Company’s business, results of operations and financial condition. Even if the Company prevails in this matter, the Company may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on its reputation with its customers and face similar governmental and private actions based on these allegations.

On August 22, 2006, Traffic.com, a subsidiary of the Company as of March 6, 2007, formally notified Road Runner Planning & Consulting Inc. (“RRPC”) that RRPC was in breach of its agreement with Traffic.com concerning its role as construction manager for deployment of Traffic.com’s electronic highway traffic sensor equipment.  The breaches Traffic.com cited included failure to adhere to contractually allotted time frames; failure to obtain necessary permits and licenses; providing defective parts and materials; refusing to provide valid lien wavers; and threatening to cease performance.  On August 23, 2006, Traffic.com commenced an arbitration proceeding against RRPC, seeking damages, based principally on such breaches.  Based upon their failure to cure the breaches, on September 12, 2006 Traffic.com terminated the agreement.  In lieu of filing counterclaims in connection with the arbitration Traffic.com filed, RRPC filed a separate arbitration matter on August 23, 2006 claiming, among other things, that Traffic.com breached the agreement by terminating the agreement, and seeking damages.  Both arbitration matters were filed with American Arbitration Association (“AAA”) in Pittsburgh, Pennsylvania and have now been consolidated into one action.  On July 17, 2007, the parties agreed upon terms of settlement and are currently working on reducing the terms of settlement to a final, written settlement agreement.  Under such settlement terms, Traffic.com will be obligated to make a certain payment to RRPC and RRPC will be obligated to deliver certain equipment and materials to Traffic.com.  The Company will record the liability for the settlement and the asset for the acquired equipment in the third quarter of 2007 as adjustments to the preliminary purchase price allocation.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document.  Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties.  In evaluating these statements, you should specifically consider the various risk factors identified herein, and in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

Acquisition of Traffic.com

On March 6, 2007, we completed our previously announced acquisition of Traffic.com, Inc., a Delaware corporation (“Traffic.com”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Traffic.com, NAVTEQ Holdings B.V. and NAVTEQ Holdings Delaware, Inc. dated November 5, 2006.  Under the Merger Agreement, each share outstanding of Traffic.com common stock was converted into the right to receive, at the election of the holder thereof (subject to certain conditions, including those pertaining to pro-ration): (i) $8.00 in cash, without interest or (ii) 0.235 shares of our common stock, par value $0.001 per share.  The election of cash or stock was subject to a limit on total cash consideration of approximately $49,000 (minus the cash value of dissenting shares, if any) and a total stock consideration equal to approximately 4,300 shares of our common stock (less the shares of our common stock issued to holders of warrants to purchase Traffic.com stock that were exchanged for our common stock based on the per share stock consideration.)

This acquisition was made to diversify our product portfolio and customer base and to expand the information we are able to provide. The total purchase price for Traffic.com was $186,539, which included the cost basis of previously owned shares of Traffic.com of $1,998.  Additionally, at the time of the acquisition, Traffic.com had a liability related to deferred license fees to us of approximately $9,015.   To complete the acquisition, we issued 3,940 shares, including 57 shares related to a sale bonus paid to the former Chief Executive Officer of Traffic.com.  These shares issued were valued at $124,712, which was based on the average stock price of our common stock for a period beginning two days before the announcement of the merger and ending two days after the announcement of the merger. We also paid $49,008 in cash and assumed options and warrants that were converted into the right to purchase 139 shares of our stock, which were valued at $763.  In addition, we paid $10,058 in direct costs to acquire the shares of Traffic.com, including $2,125 to the former Chief Executive Officer of Traffic.com for a sale bonus and severance.  As part of the preliminary purchase price allocation, we recorded $264,899 in assets and $78,360 in liabilities.  The operating results of Traffic.com are included in our results beginning on the acquisition date of March 6, 2007.

Revenue

We generate revenue primarily through the licensing of our geographic database and related location-based content in EMEA and Americas.  The largest portion of our revenue comes from digital map data used in self-contained hardware and software systems installed in vehicles (“in-dash systems.”)

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

In addition, the market for products and services that use our geographic database and related location-based content is evolving, and we believe that much of our future success depends upon the development of a wider variety of products and services that use our data.  This includes growth in location-enabled mobile devices, such as mobile phones, personal navigation devices (PNDs), personal digital assistants (PDAs), and other products and services that use digital map data.  Our revenue growth is driven, in part, by the rate at which consumers and businesses purchase these products and services, which in turn is affected by the availability and functionality of such products and services.  We believe that both of these factors have increased in recent years and will continue to increase for at least the next few years.  However, even if these products and services continue to be developed and marketed by our customers and gain market acceptance, we may not be able to license the database at prices that will enable us to maintain profitable operations.  Moreover, the market for location-based information is highly competitive, and competitive pressures in this area may result in price reductions for our database, which could materially adversely affect our business and prospects.

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

We have also experienced, and expect to continue to experience, difficulty in maintaining the license fees we charge for our digital map database and related location-based content due to a number of factors, including automotive and mobile device customer expectations of continually lower license fees each year and a highly competitive environment.  In response to these pressures, we are focused on:

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

In addition to revenues from our geographic database, we receive a portion of our revenues from the sale of advertising on radio and television stations.  The Company receives airtime inventory from radio and television stations in exchange for traffic information and services.  We expect these revenues to increase in the future as we increase the depth of our nationwide traffic and logistics data collection network and our proprietary system called Traffic Information Management System.

We expect that our revenue and revenue growth will continue to be subject to a highly competitive environment.  We currently have several major competitors in providing map information, including Tele Atlas N.V. (“Tele Atlas”) (which recently announced an agreement to be acquired by TomTom N.V. (“TomTom”)), Internet-based mapping sites and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use.  We expect that we will continue to operate in a highly competitive environment following the closing of TomTom’s acquisition of Tele Atlas.  We also face substantial competition with respect to Traffic.com’s business, including competition from traditional providers of traffic information such as Westwood One, Inc. and Clear Channel Communications, Inc., as well as smaller, start-up companies that make use of publicly available traffic data from government sources.

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

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of July 1, 2007, we had an accumulated deficit of $115,771.

As of July 1, 2007, our balance of cash and cash equivalents and marketable securities was $390,082, compared to our cash and cash equivalents and marketable securities as of December 31, 2006 in the amount of $322,531, which represents an increase of $67,551.

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

For the quarter ended July 1, 2007, we generated approximately 60% of our net revenue and incurred approximately 41% of our total expenses in foreign currencies.  Our European operations reported revenue of $117,621 for the quarter ended July 1, 2007.  Due to an increase in the exchange rate of the euro against the dollar, as compared to the second quarter of 2006, European revenue was approximately $6,175 higher than what would have been reported had the exchange rate not increased.  Based on the results of the quarter ended July 1, 2007, every one cent change in the exchange rate of the euro against the dollar resulted in approximately a $870 change in our quarterly revenue and approximately a $460 change in our quarterly operating income.  For the six months ended July 1, 2007, we generated approximately 58% of our net revenue and incurred approximately 41% of our total expenses in foreign currencies.  Our European operations reported revenue of $204,922 for the six months ended July 1, 2007.  Due to an increase in the exchange rate of the euro against the dollar, as compared to the second quarter of 2006, European revenue was approximately $13,359 higher than what would have been reported had the exchange rate not increased.  Based on the results of the six months ended July 1, 2007, every one cent change in the exchange rate of the euro against the dollar resulted in approximately a $1,540 change in our quarterly revenue and approximately a $780 change in our quarterly operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentrations

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue for the foreseeable future.  For the quarter ended July 1, 2007, we had two customers which each represented approximately 10% of our revenues.  For the six months ended July 1, 2007, we had two customers which each represented approximately 11% of our revenues.  Our top fifteen customers accounted for approximately 61% and 66% of our revenue for the quarter and six months ended July 1, 2007.

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

For revenue distributed through the server-based method, revenue includes amounts that are associated with nonrefundable minimum licensing fees, license fees from usage (including license fees in excess of nonrefundable minimum fees), recognition of prepaid licensing fees from our distributors and customers and direct sales to end-users.  Nonrefundable minimum annual licensing fees represent a minimum guarantee of fees to be received from the licensee (for sales made by that party to end-users) during the period of the arrangement.  We generally cannot determine the amount of up-front license fees that have been earned during a given period until we receive a report from the customer.  Accordingly, we amortize the total fee for the customer ratably over the term of the arrangement.  When we determine that the actual amount of licensing fees earned exceeds the total minimum guarantee (because the customer reports licensing fees to us that exceed this amount), we recognize the additional licensing revenue.

For advertising related revenue on radio and television stations, revenue is recognized when the advertisements are aired.  Revenue from Internet and wireless advertising is recognized over the period during which the advertisement is displayed or aired.

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

Impairment of Long-lived Assets

As of December 31, 2006 and July 1, 2007, our long-lived assets consisted of property and equipment, internal-use software and acquired intangible assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Additionally, goodwill is reviewed on at least an annual basis as well to determine if our recorded goodwill amounts are impaired in any manner.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  After evaluating the available evidence, management determined that sufficient objective evidence existed to conclude that it was more likely than not that the majority of deferred tax assets would be realized.

As of July 1, 2007, we had a valuation allowance for deferred tax assets of $2,815 related to Traffic.com and Canadian net operating loss carryforwards and research and experimental tax credits.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could affect our financial position and net income, may be required.

Results of Operations

Comparison of Quarters and Six Months Ended July 2, 2006 and July 1, 2007

Operating Income, Net Income and Earnings Per Share of Common Stock.  Our operating income increased from $33,126 during the second quarter of 2006 to $54,030 in the second quarter of 2007, due primarily to revenue growth.  This revenue growth was partially offset by higher operating expenses.  Our net income increased from $23,764 in the second quarter of 2006 to $40,894 in the second quarter of 2007 due to the higher operating income, lower effective tax rate and an increase in interest income.  Basic earnings per share of common stock were $0.26 and $0.42 for the second quarters of 2006 and 2007, respectively.  Diluted earnings per share of common stock were $0.25 and $0.41 for the second quarters of 2006 and 2007, respectively.

Our operating income increased from $53,849 during the first six months of 2006 to $92,373 in the first six months of 2007, due primarily to revenue growth.  This revenue growth was partially offset by higher operating expenses.  Our net income increased from $39,948 in the first six months of 2006 to $71,143 in the first six months of 2007 due to the higher operating income, lower effective tax rate and an increase in interest income.  Basic earnings per share of common stock were $0.43 and $0.74 for the first six months of 2006 and 2007, respectively.  Diluted earnings per share of common stock were $0.42 and $0.72 for the second quarters of 2006 and 2007, respectively.

The following table highlights changes in selected financial statement line items, which are material to our results of operations.  An analysis of the factors affecting each line is provided in the paragraphs that appear after the table.

	Quarter Ended
	July 2, 2006	July 1, 2007	Change	% Change
Net revenue	$135,945	202,304	66,359	48.8%
Database creation and delivery costs	65,686	94,263	28,577	43.5%
Selling, general and administrative expenses	37,133	54,011	16,878	45.5%
Other income	2,034	4,041	2,007	98.7%
Income tax expense	11,396	17,177	5,781	50.7%

	Six Months Ended
	July 2, 2006	July 1, 2007	Change	% Change
Net revenue	$258,270	362,255	103,985	40.3%
Database creation and delivery costs	128,537	168,518	39,981	31.1%
Selling, general and administrative expenses	75,884	101,364	25,480	33.6%
Other income	4,368	7,828	3,460	79.2%
Income tax expense	18,775	29,058	10,283	54.8%

Net Revenue. The increase in net revenue was primarily due to an increase in database licensing, resulting primarily from increased unit sales to customers, and to a lesser extent, an increase in advertising revenues, which is primarily attributable to acquisitions.  Growth occurred in all geographic regions during the second quarter and first six months of 2007.  EMEA revenue increased 38.9% from $84,682 in the second quarter of 2006 to $117,621 in the second quarter of 2007, and increased 27.1% from $161,286 in the first six months of 2006 to $204,922 in the first six months of 2007.  Americas revenue increased 64.1% from $49,883 in the second quarter of 2006 to $81,843 in the second quarter of 2007, and increased 62.7% from $93,801 in the first six months of 2006 to $152,625 in the first six months of 2007.  EMEA and Americas revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors, automobile manufacturers and mobile device manufacturers.  In addition, advertising revenue of $15,565 and $21,793 was recorded in the quarter and six months ended July 1, 2007, respectively, primarily related to the Traffic.com acquisition, also contributed to the increase in Americas revenue.  Differences in foreign currency translation increased revenue within EMEA operations by approximately $6,175 during the second quarter of 2007 and increased revenue by $13,359 for the first six months of 2007 as compared to the comparable periods of 2006.  Excluding the effect of foreign currency translation, EMEA revenue would have grown 31.6% and 18.8% for the second quarter 2007 and the first six months of 2007, respectively.  Approximately 13% of our revenue for the second quarter of 2006 was from one customer.  For the quarter ended July 1, 2007, two customers each accounted for 10% of total net revenue.  Approximately 14% of our revenue in the first six months of 2006 was from one customer.  For the six months ended July 1, 2007, two customers each accounted for 11% of total net revenue.

Database Creation and Delivery Costs.  The increase in database creation and delivery costs was due primarily to geographic expansion, quality improvements and increased costs due to our two recent acquisitions.  The capitalization of development costs for internal-use software of $1,881 and $5,285 in the second quarter of 2006 and 2007, respectively, and the capitalization of $5,536 and $10,460 of development costs for internal-use software in the first six months of 2006 and 2007, respectively, reduced our expenses in those periods.  An unfavorable foreign currency translation effect within EMEA operations increased expenses in the second quarter of 2007 by approximately $2,007, when compared to the second quarter of 2006.  An unfavorable foreign currency translation effect within EMEA operations increased expenses in the first six months of 2007 by approximately $4,642, when compared to the first six months of 2006.

Approximately 54% and 51% of our database creation costs for the second quarter of 2006 and 2007, respectively, were comprised of personnel, software amortization, stock-based compensation, occupancy, and other business infrastructure expenses.  Approximately 53% of our database creation costs for the first six months of 2006 and 2007, respectively, were comprised of personnel, software amortization, stock-based compensation, occupancy, and other business infrastructure expenses.  Our direct delivery costs were approximately 33% of our database creation and delivery costs in the second quarter of 2006 and 2007, respectively.  Our direct delivery costs were approximately 32% and 33% of our database creation and delivery costs in the first six months of 2006 and 2007, respectively.  Database creation and delivery costs for The Map Network and Traffic.com, which was acquired in March 2007, were approximately $14,780 and $20,038 in the quarter and six months ended July 1, 2007, respectively.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force, expanding the breadth of our product offerings and expenses related to improving our infrastructure to support future growth and increased costs due to our two recent acquisitions.  Stock-based compensation expense of $3,723 and $6,942 was recorded in selling, general and administrative expense in the second quarter and the first six months of 2006, respectively, compared to $4,339 and $7,902 in the second quarter and the first six months of 2007, respectively. An unfavorable foreign currency translation effect increased expenses within EMEA operations by approximately $775 in the second quarter of 2007 as compared to the second quarter of 2006. An unfavorable foreign currency translation effect increased expenses within EMEA operations by approximately $2,087 in the second quarter of 2007 as compared to the second quarter of 2006. Selling, general, and administrative expenses for The Map Network and Traffic.com were approximately $9,337 and $13,080 in the quarter and six months ended July 1, 2007, respectively.

Approximately 74% and 73% of our selling, general, and administrative expenses for the second quarter of 2006 and 2007, respectively, were comprised of personnel, stock-based compensation, occupancy and other business infrastructure expenses.  Approximately 75% and 72% of our selling, general, and administrative expenses for the first six months of 2006 and 2007, respectively, were comprised of personnel, stock-based compensation, occupancy and other business infrastructure expenses.  This base of expenses has increased as we have expanded our business.

Other Income.  Interest income increased from $2,549 in the second quarter of 2006 to $4,112 in the second quarter of 2007 primarily due to higher average investment balances in 2007, as well as higher percentage returns on invested cash.  Interest income increased from $4,809 in the first six months of 2006 to $8,192 in the first six months of 2007 primarily due to higher average investment balances in 2007, as well as higher percentage returns on invested cash.

Income Tax Expense.  The increase in income tax expense is primarily due to an increase in operating income in 2007 compared to 2006, which is partially offset by a decrease in the effective tax rate.  The effective tax rate in the second quarter and first six months of 2006 was 32.41% and 32.25%, respectively, as compared to 29.58% and 29.00% in the second quarter and first six months of 2007, respectively.  The decrease in the effective tax rate was primarily due to legislation in the Netherlands that reduced the 2006 statutory corporate income tax rate from 29.60% to a 2007 statutory corporate income tax rate in the Netherlands of 25.50%.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income.  As of July 1, 2007, cash and cash equivalents and marketable securities totaled $390,082 compared to our cash and cash equivalents and marketable securities as of December 31, 2006 of $322,531, which represents an increase of $67,551.

On November 30, 2006, we extended and increased, through our operating subsidiary for North America, our revolving line of credit that is now scheduled to mature on December 1, 2007.  Pursuant to the terms of the line of credit, we may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  We have guaranteed our operating subsidiary’s obligations under this facility.  As of July 1, 2007, there were no outstanding borrowings against this line of credit.

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

During the first six months of 2007, we utilized approximately $47,363, net of the cash acquired, in cash to fund the Traffic.com acquisition including direct costs of $10,058.  The remainder of the merger consideration was paid in shares of our common stock and the conversion of outstanding Traffic.com stock options and warrants into options and warrants to purchase our common stock.

Cash and cash equivalents decreased by $8,480 during the six months ended July 1, 2007.  The changes in cash and cash equivalents were as follows for the quarters ended:

	July 2, 2006	July 1, 2007
Cash provided by operating activities	$52,404	153,001
Cash used in investing activities	(93,870)	(166,924)
Cash provided by financing activities	3,900	3,298
Effect of exchange rates on cash	1,613	2,145
Decrease in cash and cash equivalents	$(35,953)	(8,480)

Operating Activities

In the first six months of 2006 and 2007, respectively, we generated positive cash flow from operations.  In both periods, cash flow from operations was driven by positive operating results, which in turn was driven by increased demand for our products.  Other accrued expenses decreased by $6,366 and accounts payable decreased by $7,198 during the first six months of 2006 and other accrued expenses increased by $10,344 during the first six months of 2007 primarily due to the timing and payment of normal business obligations.  Other long-term obligations increased by $18,469 during the first six months of 2007 due primarily to an increase in a deferred lease liability related to our new headquarters building in Chicago.  Accounts receivable decreased by $14,551 during the first six months of 2007 primarily due to strong collections in the first half of 2007.  Deferred revenue decreased by $7,642 during the first six months of 2006 as we earned and recognized revenue in our results of operations and deferred revenue increased by $10,961 during the first six months of 2007 due primarily to the receipt of a prepayment from a customer of $20,000 in the first quarter of 2007, offset by the recognition of revenue.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, investments in marketable securities and capital expenditures.  We experienced temporary excess funds that were provided from operations in the first half of 2007.  We invested those excess funds in cash equivalents and marketable securities.  During the first six months of 2006 and 2007, we invested an additional net $77,071 and $75,484, respectively, in marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers.  Capitalized costs totaled $5,536 and $10,460 for the first six months of 2006 and 2007, respectively.  We expect the capitalized costs related to software developed for internal use to be approximately $18,000 to $20,000 for the full year of 2007.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure.  Capital expenditures totaled $5,919 and $33,617 during the first six months of 2006 and 2007, respectively.  We expect total capital expenditures to total approximately $70,000 for the full year of 2007.  The expected amount of capital expenditures for the full year of 2007 is higher than the actual amount for the full year of 2006 primarily related to our move to a new corporate headquarters during 2007 and funding the capital expenditures of Traffic.com to improve its traffic data collection infrastructure.

We had payments for acquisitions, net of cash acquired, of $5,044 and $47,363 during the first six months of 2006 and 2007, respectively.  The payments in 2006 related to assets purchased in Mexico while the 2007 payments related to our purchase of Traffic.com.

Financing Activities

In the first six months of 2006 and 2007, we have recorded $3,900 and $3,298, respectively, related to the issuance of common stock pursuant to our stock incentive plans.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  We are evaluating the effect this statement will have on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We invest our cash in highly liquid cash equivalents and marketable securities.  A percentage point change in interest rates would result in an approximate $2,800 increase or decrease to our interest income on an annual basis depending on the direction of the interest rate change.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 1, 2007.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2007, our disclosure controls and procedures were effective in providing such reasonable assurance.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the second quarter of 2007) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.  Risk Factors.

The risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 are hereby incorporated by reference.  In addition, we are updating the risk factor regarding competition in our business as follows:

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

We currently have several major competitors in providing map information, including Tele Atlas N.V. (which recently announced an agreement to be acquired by TomTom N.V.), Internet-based mapping sites and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use.  Governmental and quasi-governmental agencies also are making more map data information with greater coverage and content, and higher quality, available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database.  Several companies are also now providing aerial, satellite and other location-based imagery which provides our customers with an alternative to our map data and makes it less costly and time-consuming for competitors to build a high quality map database similar to our database. In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressures.  We expect that we will continue to operate in a highly competitive environment following the closing of TomTom’s acquisition of Tele Atlas.

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

Item 2.  Sale of Unregistered Securities

We issued 57,443 shares of our common stock to Robert Verratti, the former Chief Executive Officer of Traffic.com, as of April 20, 2007 in connection with a sale bonus payable to Mr. Verratti in connection with his employment with Traffic.com, which we acquired in March 2007.  On April 20, 2007, we filed a registration statement with the SEC under the Securities Act of 1933, as amended (“Securities Act”), to register for resale such shares.  The shares were offered and sold by us in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act relating to sales not involving any public offering.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of the stockholders was held on May 22, 2007 to vote on the election of the Company’s directors.  Richard J.A. de Lange, Christopher Galvin, Judson C. Green, Andrew J. Green, William Kimsey, Scott D. Miller and Dirk-Jan van Ommeren were each elected as directors of the Company to serve until their successors are elected and qualified. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:

	For	Withheld
Richard J.A. de Lange	88,735,253	1,003,932
Christopher Galvin	89,212,661	526,524
Judson C. Green	89,309,686	429,499
Andrew J. Green	89,464,060	275,125
William Kimsey	83,052,682	6,686,503
Scott D. Miller	88,562,428	1,176,757
Dirk-Jan van Ommeren	88,811,026	928,159

There were no votes cast against, nor were there any abstentions or broker non-votes with respect to any nominee.

Item 6.  Exhibit

10.1	Amended and Restated 2001 Stock Incentive Plan Restricted Stock Unit Agreement (Form for Directors)
10.2	Digital Roadmap License Agreement between Bayerische Motoren Werke Aktiengesellschaft (BMW) and NAVTEQ Europe B.V. dated May 8, 2007. (c)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(c ) Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James D. Murphy
James D. Murphy
Vice President and Corporate Controller (Principal Accounting Officer)