Form 10-Q
period 2007-09-30
NAVTEQ CORP
filed 2007-11-09
CIK 834208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21323

NAVTEQ CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0170321
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

425 West Randolph Street
Chicago, Illinois 60606	(312) 894-7000
(Address of Principal Executive	(Registrant’s Telephone Number,
Offices, including Zip Code)	Including Area Code)

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

Yes  ☐  No  ☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of October 30, 2007 was 98,478,288.

References in this Quarterly Report on Form 10-Q to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “may,” “will,” “should” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements.  Such statements may include, but are not limited to, expectations of future financial performance, operating results and tax benefits and factors affecting the market for our products and services.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements.  In addition, the forward-looking events discussed in this quarterly report might not occur.  These risks and uncertainties include, among others, those set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, “Part II — Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 and “Part II — Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 and elsewhere in this document.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I

 FINANCIAL INFORMATION

Item 1.    Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2006	September 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,335	162,954
Short-term marketable securities	137,163	228,627
Accounts receivable, net of allowance for doubtful accounts of $6,637 and $9,528 in 2006 and 2007, respectively	126,081	130,886
Deferred income taxes, net	9,232	19,611
Prepaid expenses and other current assets	17,744	20,905
Total current assets	412,555	562,983
Property and equipment, net	27,462	101,439
Capitalized software development costs, net	18,844	26,062
Long-term deferred income taxes, net	187,391	236,746
Long-term marketable securities	63,033	67,673
Acquired intangible assets, net	27,035	61,810
Goodwill	45,779	144,677
Deposits and other assets	12,602	3,593
Total assets	$794,701	1,204,983

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,874	36,269
Accrued payroll and related liabilities	33,571	40,088
Other accrued expenses	40,327	51,065
Deferred revenue	43,639	69,978
Total current liabilities	140,411	197,400

Long-term deferred revenue	2,874	45,107
Other long-term liabilities	2,035	27,462
Total liabilities	145,320	269,969
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 93,560 and 98,814 shares issued in 2006 and 2007, respectively; 93,560 and 98,454 shares outstanding in 2006 and 2007, respectively	94	98
Additional paid-in capital	853,197	1,013,464
Accumulated other comprehensive loss:
Cumulative translation adjustment	(17,486)	(2,070)
Unrealized holding gain (loss) on available-for-sale marketable securities, net of tax	490	(602)
Total accumulated other comprehensive loss	(16,996)	(2,672)
Accumulated deficit	(186,914)	(75,876)
Total stockholders’ equity	649,381	935,014
Total liabilities and stockholders’ equity	$794,701	1,204,983

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007

Net revenue	$142,658	214,775	$400,928	577,030

Operating costs and expenses:
Database creation and delivery costs	69,397	105,316	197,934	273,834
Selling, general and administrative expenses	36,217	58,967	112,101	160,331
Total operating costs and expenses	105,614	164,283	310,035	434,165

Operating income	37,044	50,492	90,893	142,865

Other income (expense):
Interest income, net	3,004	4,760	7,807	12,842
Foreign currency loss	(77)	(409)	(501)	(958)
Other income (expense)	(2)	36	(13)	331

Income before income taxes	39,969	54,879	98,186	155,080

Income tax expense	12,890	14,984	31,665	44,042

Net income before cumulative effect of change in accounting principle	27,079	39,895	66,521	111,038

Cumulative effect of change in accounting principle, net of income tax of $312	—	—	506	—

Net income	$27,079	39,895	$67,027	111,038

Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$0.29	0.41	$0.72	1.15
Diluted	$0.28	0.40	$0.70	1.12

Cumulative effect of change in accounting principle per share of common stock:
Basic	$—	—	$0.01	—
Diluted	$—	—	$0.01	—

Earnings per share of common stock:
Basic	$0.29	0.41	$0.72	1.15
Diluted	$0.28	0.40	$0.70	1.12

Weighted average shares of common stock outstanding:
Basic	93,293	98,277	92,884	96,965
Diluted	95,718	100,964	95,668	99,462

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2006	September 30, 2007
Cash flows from operating activities:
Net income	$67,027	111,038
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(506)	—
Deferred income taxes	6,497	(4,058)
Depreciation and amortization	8,394	13,748
Amortization of software development costs	10,978	9,467
Amortization of acquired intangible assets	2,582	7,770
Loss on foreign currency derivatives	(234)	—
Provision for bad debts	1,605	3,035
Stock compensation expense	11,197	14,942
Noncash other	1,224	170
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24,612)	11,831
Prepaid expenses and other current assets	(3,919)	(2,360)
Deposits and other assets	1,507	1,417
Accounts payable	(7,594)	8,942
Accrued payroll and related liabilities	(2,588)	3,173
Other accrued expenses	(1,080)	1,147
Deferred revenue	(5,252)	24,814
Other long-term liabilities	(1,866)	23,654
Net cash provided by operating activities	63,360	228,730
Cash flows from investing activities:
Acquisition of property and equipment	(10,305)	(60,172)
Capitalized software development costs	(6,332)	(16,201)
Purchases of marketable securities	(262,569)	(387,859)
Sales of marketable securities	183,965	295,908
Payments for acquisitions, net of cash acquired	(5,044)	(47,468)
Note receivable	(300)	—
Net cash used in investing activities	(100,585)	(215,792)
Cash flows from financing activities:
Issuance of common stock and related tax benefits	16,841	19,859
Net cash provided by financing activities	16,841	19,859
Effect of exchange rate changes on cash	1,717	7,822
Net increase (decrease) in cash and cash equivalents	(18,667)	40,619
Cash and cash equivalents at beginning of period	85,070	122,335
Cash and cash equivalents at end of period	$66,403	162,954

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8	91
Cash paid during the period for income taxes	$7,817	30,726

Non-cash transactions:
Value of common stock and equivalents issued in connection with an acquisition	$—	125,474

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

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday closest to the calendar quarter end.  The third quarters of 2006 and 2007 each had 91 days.  The 2006 year to date period had 274 days and the 2007 year to date period had 273 days.  The Company’s fiscal year end is December 31.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company is evaluating the effect this statement will have on its financial statements.

(3) — Comprehensive Income

Comprehensive income for the quarters and nine months ended October 1, 2006 and September 30, 2007 were as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007

Net income	$27,079	39,895	$67,027	111,038
Foreign currency translation adjustment	(107)	11,323	4,518	15,416
Unrealized holding gain (loss) on available-for-sale marketable securities, net of tax	276	(414)	301	(1,092)
Comprehensive income	$27,248	50,804	$71,846	125,362

(4) — Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters and nine months ended October 1, 2006 and September 30, 2007 were calculated as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Numerator:
Net income before cumulative effect of change in accounting principle	$27,079	39,895	$66,521	111,038
Cumulative effect of change in accounting principle	—	—	506	—
Net income	$27,079	39,895	$67,027	111,038

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	93,293	98,277	92,884	96,965
Effect of dilutive securities:
Employee stock options	2,167	2,401	2,465	2,223
Restricted stock units	258	286	319	274
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	95,718	100,964	95,668	99,462

Earnings per share:
Basic	$0.29	0.41	$0.72	1.15
Diluted	$0.28	0.40	$0.70	1.12

Cumulative effect of change in accounting principle per share:
Basic	$—	—	$0.01	—
Diluted	$—	—	$0.01	—

Earnings per share:
Basic	$0.29	0.41	$0.72	1.15
Diluted	$0.28	0.40	$0.70	1.12

Options to purchase 1,514 and 32 shares of common stock were outstanding at October 1, 2006 and September 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The following summarizes net revenue on a geographic basis for the quarters and nine months ended October 1, 2006 and September 30, 2007:

	Quarter Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Net revenue:
EMEA	$85,153	120,526	$246,439	325,448
Americas	56,057	93,076	149,858	245,701
Asia Pacific	1,448	1,173	4,631	5,881
Total net revenue	$142,658	214,775	$400,928	577,030

The following summarizes net revenue by type of revenue for the quarters and nine months ended October 1, 2006 and September 30, 2007:

	Quarter Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Net revenue:
Digital map licensing and related revenues	$139,107	196,798	$390,634	530,769
Advertising	—	13,155	—	34,948
Other	3,551	4,822	10,294	11,313
Total net revenue	$142,658	214,775	$400,928	577,030

The following summarizes long-lived assets on a geographic basis as of December 31, 2006 and September 30, 2007:

	December 31,	September 30,
	2006	2007

Property and equipment, net:
EMEA	$7,077	9,085
Americas	19,810	91,713
Asia Pacific	575	641
Total property and equipment, net	$27,462	101,439

Capitalized software development costs, net:
EMEA	$1,454	8,106
Americas	17,390	17,956
Asia Pacific	—	—
Total capitalized software development costs, net	$18,844	26,062

(6) — Concentrations of Risk

Approximately 14% and 13% of the Company’s revenue for the nine months ended October 1, 2006 and September 30, 2007, respectively, was from one customer.  Approximately 13% and 15% of the Company’s revenue for the third quarter ended October 1, 2006 and September 30, 2007, respectively, was from one customer.

(7) — Database Creation and Delivery Costs

Database creation and delivery costs include the costs of data collection and processing costs, direct distribution and other database-related costs.  Data collection and processing costs of $49,786 and $75,947 for the quarters ended October 1, 2006 and September 30, 2007, respectively, consist of database creation and validation, costs to obtain information used to construct the database, ongoing costs for updating and enhancing the database content and costs related to the collection and processing of traffic data.  Data collection and processing costs were $141,110 and $194,802 for the nine months ended October 1, 2006 and September 30, 2007, respectively.  Data collection and processing costs also include costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company’s core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company’s map database by customers.  Data collection and processing costs are expensed as incurred, except costs of internal-use software, which are capitalized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally three to four years.  The Company capitalized $796 and $5,741 of internal-use software development costs during the quarters ended October 1, 2006 and September 30, 2007, respectively.  Included in database creation and updating costs is the amortization of internal-use software costs of $3,722 and $3,234 for the quarters ended October 1, 2006 and September 30, 2007, respectively.  The Company capitalized $6,332 and $16,201 of internal-use software development costs during the nine months ended October 1, 2006 and September 30, 2007, respectively.  Included in database creation and updating costs is the amortization of internal-use software costs of $10,978 and $9,467 for the nine months ended October 1, 2006 and September 30, 2007, respectively.

Direct distribution costs of $18,315 and $20,430 for the quarters ended October 1, 2006 and September 30, 2007, respectively, include direct costs related to reproduction of the database for licensing, professional services, and per copy sales.  Direct distribution costs were $52,229 and $57,315 for the nine months ended October 1, 2006 and September 30, 2007, respectively.  Database licensing and distribution costs are expensed as incurred.

Other database creation and delivery costs of $1,296 and $8,939 for the quarters ended October 1, 2006 and September 30, 2007, respectively, include hardware, software and advertising inventory purchased for resale.  Other database creation and delivery costs were $4,595 and $21,717 for the nine months ended October 1, 2006 and September 30, 2007, respectively.

(8) — Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer.  Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer could use up to $10,000 of the credits in each of 2004, 2005 and 2006.  These credits had been completely used by the customer as of December 31, 2006.  The customer paid $20,000 in the first quarter of 2007 related to the license agreement and the customer can use up to $10,000 of the credits in each of 2007 and 2008.  As of the end of the third quarter of 2007, the customer has used the $10,000 credit for 2007.

(9) — Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty-percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company did not record any cumulative effect adjustments to retained earnings as a result of adopting FIN 48.

As of January 1, 2007, the amount of unrecognized tax benefits was $6,342 which, if recognized, would affect the Company’s effective tax rate.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of September 30, 2007, no interest or penalties have been accrued related to unrecognized tax benefits.  The Company does not anticipate the total amount of unrecognized tax benefits will materially change by December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, and various U.S. states and non-U.S. jurisdictions.  The Company is no longer subject to income tax examinations by tax authorities from the following major tax jurisdictions for the years prior to:  (i) 1994 with respect to the U.S. federal jurisdiction; (ii) with few exceptions, 1996 for various U.S. state jurisdictions; and (iii) 2005 with respect to the Netherlands.

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

This acquisition was made to diversify the Company’s product portfolio and customer base and to expand the data content the Company is able to provide.  The total purchase price for Traffic.com was $186,539, which included the cost basis of previously owned shares of Traffic.com of $1,998.  Additionally, at the time of the acquisition, Traffic.com had a liability related to deferred license fees to the Company of approximately $9,015.  To complete the acquisition, the Company issued 3,940 shares, including 57 shares related to a sale bonus paid to the former Chief Executive Officer of Traffic.com.  These shares were valued at $124,712, which was based on the average stock price of the Company’s common stock for a period beginning two days before the announcement of the merger and ending two days after the announcement of the merger.  The Company also paid $49,008 in cash and assumed options and warrants that were converted into the right to purchase 139 shares of NAVTEQ stock, which were valued at $763.  In addition, the Company paid $10,058 in direct costs to acquire the shares of Traffic.com including $2,125 to the former Chief Executive Officer of Traffic.com for a sale bonus and severance.  As part of the preliminary purchase price allocation, the Company recorded $267,397 in assets and $80,858 in liabilities.  The purchase price allocation is preliminary, primarily due to the lack of resolution on outstanding litigation of Traffic.com that began prior to the Merger.  The operating results of Traffic.com are included in the Company’s results beginning from the acquisition date of March 6, 2007.  Included in the total assets are the following intangible assets with their values in thousands and their estimated useful lives:

Intangible Asset	Value	Estimated Useful Life
Customer relationships	$22,568	10 years
Tradename	11,011	8 years
Software	7,926	3 years

The acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.  In addition, the Company has recorded $101,463 in goodwill.  Goodwill increased $2,024 from the balance at April 1, 2007 and $804 from the balance at July 1, 2007 due to the recording of additional acquisition costs and adjustments to the preliminary purchase price allocation.

In the third quarter of 2007, the preliminary purchase price allocation for The Map Network, which was acquired in December 2006, was adjusted to increase deferred tax assets and decrease goodwill by $2,865.

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

	Quarter Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007

Revenue	$155,536	214,775	$438,756	585,434
Net income before cumulative effect of change in accounting principle	21,806	39,895	51,317	105,341

Net income	$21,806	39,895	$51,823	105,341

Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$0.22	0.41	$0.53	1.08
Diluted	$0.22	0.40	$0.52	1.05

Cumulative effect of change in accounting principle per share:
Basic	$—	—	$0.01	—
Diluted	$—	—	$0.01	—

Net income per share of common stock:
Basic	$0.22	0.41	$0.54	1.08
Diluted	$0.22	0.40	$0.52	1.05

(11) — Litigation

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“TeleAtlas”) filed a complaint against the Company in the United States District Court for the Northern District of California.  The complaint alleges that the Company violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that the Company intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices.  On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that the Company controls a predominant share of variously defined markets for digital map data and has entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that the Company, through its license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws.  On November 2, 2005, the Court dismissed some, but not all, of Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of actions and essentially the same allegations as in its first amended complaint and the Company filed an answer denying Tele Atlas’ claims.  On February 19, 2007, Tele Atlas filed a Motion for Leave to Amend and Supplement Second Amended Complaint, seeking to file a third amended complaint based on the same causes of action and allegations as in its second amended complaint.  Tele Atlas’s proposed third amended complaint adds allegations regarding an additional defined market for digital map data and regarding the Company’s control, through the Company’s U.S. Patent No. 6,735,515, of a technology market consisting of methods and systems designed to continuously provide driver assistance systems with updated data about paths along roads onto which a motor vehicle can travel from its current position, and use of such control to enter into a patent licenses and/or other agreements in a manner that violates federal and state antitrust laws.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit.  The court granted Tele Atlas’s Motion for Leave and Tele Atlas’s Third Amended Complaint was filed under seal on May 11, 2007.  Fact and expert discovery has closed and the period for filing summary judgment motions has ended. The Company filed summary judgment motions seeking decisions in the Company’s favor on all of Tele Atlas’ claims.  This action is scheduled to begin a jury trial on January 28, 2008.  Based on a review of the Third Amended Complaint, the Company believes that the allegations are without merit.  The Company intends to take all necessary steps to vigorously defend itself against this action; however, the Company cannot predict its outcome or potential effect, if any, on the Company’s business, financial position or results of operations.  A negative outcome could adversely affect the Company’s business, results of operations and financial condition.  Even if the Company prevails in this matter, the Company may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on its reputation with its customers and face similar governmental and private actions based on these allegations.

On August 22, 2006, Traffic.com, a subsidiary of the Company as of March 6, 2007, formally notified Road Runner Planning & Consulting Inc. (“RRPC”) that RRPC was in breach of its agreement with Traffic.com concerning its role as construction manager for deployment of Traffic.com’s electronic highway traffic sensor equipment.  The breaches Traffic.com cited included failure to adhere to contractually allotted time frames; failure to obtain necessary permits and licenses; providing defective parts and materials; refusing to provide valid lien wavers; and threatening to cease performance.  On August 23, 2006, Traffic.com commenced an arbitration proceeding against RRPC, seeking damages, based principally on such breaches.  Based upon their failure to cure the breaches, on September 12, 2006 Traffic.com terminated the agreement.  In lieu of filing counterclaims in connection with the arbitration Traffic.com filed, RRPC filed a separate arbitration matter on August 23, 2006 claiming, among other things, that Traffic.com breached the agreement by terminating the agreement, and seeking damages.  Both arbitration matters were filed with American Arbitration Association (“AAA”) in Pittsburgh, Pennsylvania and were consolidated into one action.  On July 17, 2007, the parties agreed upon terms of settlement and a definitive settlement agreement was executed effective September 5, 2007.  Under such settlement terms, Traffic.com was obligated to make a payment of $2,650 to RRPC and RRPC was obligated to deliver certain equipment and materials to Traffic.com with a value of approximately $1,350.  RRPC completed its delivery of such materials to Traffic.com, and Traffic.com completed making such payments to RRPC, on October 31, 2007.  The Company recorded the liability for the settlement and the asset for the acquired equipment in the third quarter of 2007 as adjustments to the preliminary purchase price allocation.

On October 1, 2007, NAVTEQ Corporation entered into an Agreement and Plan of Merger with Nokia Inc., North Acquisition Corporation and, for certain purposes set forth in the agreement, Nokia Corporation.  On October 4, 2007, a shareholder class action and derivative complaint was filed by Monroe County Employees Retirement System in the United States District Court for the Northern District of Illinois. This lawsuit purports to be brought on behalf of all NAVTEQ stockholders and derivatively on behalf of NAVTEQ and names the members of the NAVTEQ Board of Directors and NAVTEQ as defendants. On October 9, 2007, a second shareholder class action complaint was filed by Karen Rosenberg in the Circuit Court of Cook County, Illinois. This lawsuit also purports to be brought on behalf of all NAVTEQ stockholders and names the members of the NAVTEQ Board of Directors, NAVTEQ, and Nokia Inc. as defendants. Both complaints allege, among other things that the NAVTEQ Board of Directors violated its fiduciary duties to NAVTEQ stockholders by entering into the merger agreement. The second complaint also alleges that Nokia Inc. aided and abetted the NAVTEQ Board of Directors in its alleged violation of fiduciary duties. Both complaints seek to enjoin the merger and monetary relief. The lawsuits are each in the preliminary stage. The Company believes that the lawsuits are without merit and intends to defend them vigorously.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of its business.  The Company does not believe that any of these other legal proceedings or claims will materially affect the Company’s business, financial position or results of operations.

(12) — Subsequent Events

On October 1, 2007, NAVTEQ entered into an Agreement and Plan of Merger (“Merger Agreement”) with Nokia Inc., a Delaware corporation (“Parent”), North Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”) and, for certain purposes set forth in the Merger Agreement, Nokia Corporation, a corporation organized and existing under the laws of the Republic of Finland (“Nokia”).  Subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into NAVTEQ (the “Merger”), each outstanding share of NAVTEQ’s common stock, par value $0.001 per share (“Common Stock”), will be converted into the right to receive $78.00 in cash, without interest, and NAVTEQ will survive the Merger as a wholly-owned subsidiary of Parent. All unvested options to purchase Common Stock will accelerate and vest in full immediately prior to the consummation of the Merger. Option holders will receive a cash payment for each option held equal to the excess of $78.00 over the applicable option exercise price, less taxes.

 The Merger Agreement includes customary representations, warranties and covenants of the parties and is subject to customary closing conditions, including the adoption of the Merger Agreement by NAVTEQ’s stockholders and certain regulatory reviews and approvals.  The Merger Agreement also contains certain termination rights for both NAVTEQ and Parent and further provides that NAVTEQ will be required to pay Parent a termination fee of $250 million if the Merger Agreement is terminated under certain specified circumstances.  NAVTEQ anticipates that the Merger will be consummated in the first quarter of 2008, subject to adoption of the Merger Agreement by NAVTEQ’s stockholders and the satisfaction or waiver, where permitted, of the other closing conditions.

On November 6, 2007, NAVTEQ German Holdings B.V., a private company with limited liability organized under the laws of The Netherlands ("NAVTEQ Germany"), MapSolute GmbH, a limited liability company organized under the laws of Germany ("MapSolute") and each of the stockholders of MapSolute entered into a Stock Purchase Agreement pursuant to which NAVTEQ Germany acquired all of the outstanding capital stock of MapSolute for a total purchase price of approximately $40 million, subject to certain potential purchase price adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 (Amounts in thousands, except per share amounts)

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this document.  Certain information contained in this discussion and analysis and presented elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties.  In evaluating these statements, you should specifically consider the various risk factors identified herein, and in our Quarterly Report on Form 10-Q for the quarters ended April 1, 2007 and July 1, 2007 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

Proposed Merger with Nokia

On October 1, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Nokia Inc., a Delaware corporation (“Parent”), North Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”) and, for certain purposes set forth in the Merger Agreement, Nokia Corporation, a corporation organized and existing under the laws of the Republic of Finland (“Nokia”).  Subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into us (the “Merger”), each outstanding share of our common stock, par value $0.001 per share (“Common Stock”), will be converted into the right to receive $78.00 in cash, without interest, and we will survive the Merger as a wholly-owned subsidiary of Parent. All unvested options to purchase Common Stock will accelerate and vest in full immediately prior to the consummation of the Merger. Option holders will receive a cash payment for each option held equal to the excess of $78.00 over the applicable option exercise price, less taxes.

The Merger Agreement includes customary representations, warranties and covenants of the parties and is subject to customary closing conditions, including the adoption of the Merger Agreement by our stockholders and certain regulatory reviews and approvals.  The Merger Agreement also contains certain termination rights for both us and Parent and further provides that we will be required to pay Parent a termination fee of $250 million if the Merger Agreement is terminated under certain specified circumstances.  We anticipate that the Merger will be consummated in the first quarter of 2008, subject to adoption of the Merger Agreement by our stockholders and the satisfaction or waiver, where permitted, of the other closing conditions.

The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K dated October 1, 2007, which is incorporated herein by reference.

Additional Information on Proposed Merger and Where to Find It

On October 19, 2007, we filed a preliminary proxy statement with the SEC with respect to our solicitation of proxies in connection with the special meeting of our stockholders to be called with respect to the proposed Merger.  We also intend to file a definitive proxy statement, and when it is available, we will send it to our stockholders to solicit their vote for the adoption of the Merger Agreement.  Our stockholders are urged to read carefully the preliminary and definitive proxy statement and other materials when they become available before making any voting decision because such materials will contain important information about the proposed Merger.  In addition, our stockholders may obtain documents filed by us with the SEC free of charge from our website at www.navteq.com or by directing a request to us at 425 West Randolph Street, Chicago, IL 60606, Attention: Investor Relations, telephone: (312) 894-7000.

We and certain of our directors and executive officers may, under the rules of the SEC, be deemed to be “participants” in the solicitation of proxies from our stockholders in connection with the proposed Merger.  Information about our executive officers, directors and other employees and their direct or indirect interests, by security holdings or otherwise, in the Merger will be set forth in the proxy statement when it becomes available and is also included in our proxy statement for our 2007 Annual Meeting, which was filed with the SEC on April 10, 2007, and our Annual Report on Form 10-K for the year ended December 31, 2006. These documents are available free of charge at the SEC’s web site at www.sec.gov and from our Investor Relations department as described above.

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

This acquisition was made to diversify our product portfolio and customer base and to expand the information we are able to provide. The total purchase price for Traffic.com was $186,539, which included the cost basis of previously owned shares of Traffic.com of $1,998.  Additionally, at the time of the acquisition, Traffic.com had a liability related to deferred license fees to us of approximately $9,015.  To complete the acquisition, we issued 3,940 shares, including 57 shares related to a sale bonus paid to the former Chief Executive Officer of Traffic.com.  These shares issued were valued at $124,712, which was based on the average stock price of our common stock for a period beginning two days before the announcement of the merger and ending two days after the announcement of the merger.  We also paid $49,008 in cash and assumed options and warrants that were converted into the right to purchase 139 shares of our stock, which were valued at $763.  In addition, we paid $10,058 in direct costs to acquire the shares of Traffic.com, including $2,125 to the former Chief Executive Officer of Traffic.com for a sale bonus and severance.  As part of the preliminary purchase price allocation, we recorded $267,397 in assets and $80,858 in liabilities.  The operating results of Traffic.com are included in our results beginning on the acquisition date of March 6, 2007.

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

We expect that our revenue and revenue growth will continue to be subject to a highly competitive environment.  We currently have several major competitors in providing map information, including Tele Atlas N.V. (“Tele Atlas”) (which announced an agreement to be acquired by TomTom N.V. (“TomTom”) and which, according to a recent announcement, is subject to competing bids between TomTom and Garmin International), Internet-based mapping sites and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use.  We expect that we will continue to operate in a highly competitive environment following the closing of any acquisition of Tele Atlas.  We also face substantial competition with respect to Traffic.com’s business, including competition from traditional providers of traffic information such as Westwood One, Inc. and Clear Channel Communications, Inc., as well as smaller, start-up companies that make use of publicly available traffic data from government sources.

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

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of September 30, 2007, we had an accumulated deficit of $75,876.

As of September 30, 2007, our balance of cash and cash equivalents and marketable securities was $459,254, compared to our cash and cash equivalents and marketable securities as of December 31, 2006 in the amount of $322,531, which represents an increase of $136,723.

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

For the quarter ended September 30, 2007, we generated approximately 57% of our net revenue and incurred approximately 40% of our total expenses in foreign currencies.  Our European operations reported revenue of $120,526 for the quarter ended September 30, 2007.  Due to an increase in the exchange rate of the euro against the dollar, as compared to the third quarter of 2006, European revenue was approximately $6,969 higher than what would have been reported had the exchange rate not increased.  Based on the results of the quarter ended September 30, 2007, every one cent change in the exchange rate of the euro against the dollar resulted in approximately an $880 change in our quarterly revenue and approximately a $450 change in our quarterly operating income.  For the nine months ended September 30, 2007, we generated approximately 58% of our net revenue and incurred approximately 41% of our total expenses in foreign currencies.  Our European operations reported revenue of $325,448 for the nine months ended September 30, 2007.  Due to an increase in the exchange rate of the euro against the dollar, as compared to the third quarter of 2006, European revenue was approximately $20,543 higher than what would have been reported had the exchange rate not increased.  Based on the results of the nine months ended September 30, 2007, every one cent change in the exchange rate of the euro against the dollar resulted in approximately a $2,410 change in our first nine months revenue and approximately a $1,230 change in our first nine months operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentrations

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue for the foreseeable future.  Approximately 15% and 13% of our revenue for the quarter and nine months ended September 30, 2007, respectively, was from one customer.  Our top fifteen customers accounted for approximately 64% and 65% of our revenue for the quarter and nine months ended September 30, 2007.

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

Impairment of Long-lived Assets

As of December 31, 2006 and September 30, 2007, our long-lived assets consisted of property and equipment, internal-use software and acquired intangible assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Additionally, goodwill is reviewed on at least an annual basis to determine if our recorded goodwill amounts are impaired in any manner.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Realizability of Deferred Tax Assets

The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  After evaluating the available evidence, management determined that sufficient objective evidence existed to conclude that it was more likely than not that the majority of deferred tax assets would be realized.

As of September 30, 2007, we had a valuation allowance for deferred tax assets of $2,842 related to Traffic.com and Canadian net operating loss carryforwards and research and experimental tax credits.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could affect our financial position and net income, may be required.

Results of Operations

Comparison of Quarters and Nine Months Ended October 1, 2006 and September 30, 2007

Operating Income, Net Income and Earnings Per Share of Common Stock.  Our operating income increased from $37,044 during the third quarter of 2006 to $50,492 in the third quarter of 2007, due primarily to revenue growth.  This revenue growth was partially offset by higher operating expenses.  Our net income increased from $27,079 in the third quarter of 2006 to $39,895 in the third quarter of 2007 due to the higher operating income, lower effective tax rate and an increase in interest income.  Basic earnings per share of common stock were $0.29 and $0.41 for the third quarters of 2006 and 2007, respectively.  Diluted earnings per share of common stock were $0.28 and $0.40 for the third quarters of 2006 and 2007, respectively.

Our operating income increased from $90,893 during the first nine months of 2006 to $142,865 in the first nine months of 2007, due primarily to revenue growth.  This revenue growth was partially offset by higher operating expenses.  Our net income increased from $67,027 in the first nine months of 2006 to $111,038 in the first nine months of 2007 due to the higher operating income, lower effective tax rate and an increase in interest income.  Basic earnings per share of common stock were $0.72 and $1.15 for the first nine months of 2006 and 2007, respectively.  Diluted earnings per share of common stock were $0.70 and $1.12 for the first nine months of 2006 and 2007, respectively.

The following table highlights changes in selected financial statement line items, which are material to our results of operations.  An analysis of the factors affecting each line is provided in the paragraphs that appear after the table.

	Quarter Ended
	October 1, 2006	September 30, 2007	Change	% Change
Net revenue	$142,658	214,775	72,117	50.6%
Database creation and delivery costs	69,397	105,316	35,919	51.8%
Selling, general and administrative expenses	36,217	58,967	22,750	62.8%
Other income	2,925	4,387	1,462	50.0%
Income tax expense	12,890	14,984	2,094	16.2%

	Nine Months Ended
	October 1, 2006	September 30, 2007	Change	% Change
Net revenue	$400,928	577,030	176,102	43.9%
Database creation and delivery costs	197,934	273,834	75,900	38.3%
Selling, general and administrative expenses	112,101	160,331	48,230	43.0%
Other income	7,293	12,215	4,922	67.5%
Income tax expense	31,665	44,042	12,377	39.1%

Net Revenue. The increase in net revenue was primarily due to an increase in database licensing, resulting primarily from increased unit sales to customers, and to a lesser extent, an increase in advertising revenues, which is primarily attributable to acquisitions.  Growth occurred in both the EMEA and Americas geographic regions during the third quarter and first nine months of 2007.  EMEA revenue increased 41.5% from $85,153 in the third quarter of 2006 to $120,526 in the third quarter of 2007, and increased 32.1% from $246,439 in the first nine months of 2006 to $325,448 in the first nine months of 2007.  Americas revenue increased 66.0% from $56,057 in the third quarter of 2006 to $93,076 in the third quarter of 2007, and increased 64.0% from $149,858 in the first nine months of 2006 to $245,701 in the first nine months of 2007.  EMEA and Americas revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors, automobile manufacturers and mobile device manufacturers.  In addition, advertising revenue of $13,155 and $34,948 was recorded in the quarter and nine months ended September 30, 2007, respectively, primarily related to the Traffic.com acquisition, also contributed to the increase in Americas revenue.  Differences in foreign currency translation increased revenue within EMEA operations by approximately $6,969 during the third quarter of 2007 and increased revenue by $20,543 for the first nine months of 2007 as compared to the comparable periods of 2006.  Excluding the effect of foreign currency translation, EMEA revenue would have grown 33.4% and 23.7% for the third quarter 2007 and the first nine months of 2007, respectively.  Approximately 13% and 15% of our revenues in the third quarters of 2006 and 2007, respectively, came from one customer.  Approximately 14% and 13% of our revenues in first nine months of 2006 and 2007, respectively, came from one customer.

Database Creation and Delivery Costs.  The increase in database creation and delivery costs was due primarily to geographic expansion, quality improvements and increased costs due to our two recent acquisitions.  The capitalization of development costs for internal-use software of $796 and $5,741 in the third quarter of 2006 and 2007, respectively, and the capitalization of $6,332 and $16,201 of development costs for internal-use software in the first nine months of 2006 and 2007, respectively, reduced our expenses in those periods.  An unfavorable foreign currency translation effect within EMEA operations increased expenses in the third quarter of 2007 by approximately $2,784, when compared to the third quarter of 2006.  An unfavorable foreign currency translation effect within EMEA operations increased expenses in the first nine months of 2007 by approximately $7,587, when compared to the first nine months of 2006.

Approximately 54% and 50% of our database creation costs for the third quarter of 2006 and 2007, respectively, were comprised of personnel, software amortization, stock-based compensation, occupancy, and other business infrastructure expenses.  Approximately 53% and 52% of our database creation costs for the first nine months of 2006 and 2007, respectively, were comprised of personnel, software amortization, stock-based compensation, occupancy, and other business infrastructure expenses.  Our direct delivery costs were approximately 32% of our database creation and delivery costs in each of the third quarters and first nine months of 2006 and 2007.  Database creation and delivery costs for The Map Network and Traffic.com, which was acquired in March 2007, were approximately $15,587 and $35,625 in the quarter and nine months ended September 30, 2007, respectively.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force, expanding the breadth of our product offerings and expenses related to improving our infrastructure to support future growth and increased costs due to our two recent acquisitions.  Stock-based compensation expense of $2,086 and $9,028 was recorded in selling, general and administrative expense in the third quarter and the first nine months of 2006, respectively, compared to $4,375 and $12,277 in the third quarter and the first nine months of 2007, respectively.  An unfavorable foreign currency translation effect increased expenses within EMEA operations by approximately $1,169 in the third quarter of 2007 as compared to the third quarter of 2006.  An unfavorable foreign currency translation effect increased expenses within EMEA operations by approximately $3,262 for the first nine months of 2007 as compared to the third quarter of 2006.  Selling, general, and administrative expenses for The Map Network and Traffic.com were approximately $9,830 and $22,910 in the quarter and nine months ended September 30, 2007, respectively.

Approximately 75% of our selling, general, and administrative expenses for the third quarters of 2006 and 2007 were comprised of personnel, stock-based compensation, occupancy and other business infrastructure expenses.  Approximately 75% and 73% of our selling, general, and administrative expenses for each of the first nine months of 2006 and 2007, respectively, were comprised of personnel, stock-based compensation, occupancy and other business infrastructure expenses.  This base of expenses has increased as we have expanded our business.

Other Income.  Interest income increased from $3,006 in the third quarter of 2006 to $4,786 in the third quarter of 2007 primarily due to a higher average investment balances in 2007.  Interest income increased from $7,815 in the first nine months of 2006 to $12,978 in the first nine months of 2007 primarily due to higher average investment balances in 2007, as well as higher percentage returns on invested cash.

Income Tax Expense.  The increase in income tax expense is primarily due to an increase in operating income in 2007 compared to 2006, which is partially offset by a decrease in the effective tax rate.  The effective tax rate in the third quarter and first nine months of 2006 was 32.25%, respectively, as compared to 27.30% and 28.40% in the third quarter and first nine months of 2007.  The decrease in the effective tax rate was primarily due to legislation in the Netherlands that reduced the 2006 statutory corporate income tax rate from 29.60% to a 2007 statutory corporate income tax rate of 25.50%.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income.  As of September 30, 2007, cash and cash equivalents and marketable securities totaled $459,254 compared to our cash and cash equivalents and marketable securities as of December 31, 2006 of $322,531, which represents an increase of $136,723.

On November 30, 2006, we extended and increased, through our operating subsidiary for North America, our revolving line of credit that is now scheduled to mature on December 1, 2007.  Pursuant to the terms of the line of credit, we may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  We have guaranteed our operating subsidiary’s obligations under this facility.  As of September 30, 2007, there were no outstanding borrowings against this line of credit.

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

During the first nine months of 2007, we utilized approximately $47,468, net of the cash acquired, in cash to fund acquisitions, which primarily consisted of the Traffic.com acquisition including direct costs of $10,058.  The remainder of the merger consideration for Traffic.com was paid in shares of our common stock and the conversion of outstanding Traffic.com stock options and warrants into options and warrants to purchase our common stock.

Cash and cash equivalents increased by $40,619 during the nine months ended September 30, 2007.  The changes in cash and cash equivalents were as follows for the quarters ended:

	October 1,	September 30,
	2006	2007
Cash provided by operating activities	$63,360	228,730
Cash used in investing activities	(100,585)	(215,792)
Cash provided by financing activities	16,841	19,859
Effect of exchange rates on cash	1,717	7,822
Increase (decrease) in cash and cash equivalents	$(18,667)	40,619

Operating Activities

In the first nine months of 2006 and 2007, respectively, we generated positive cash flow from operations.  In both periods, cash flow from operations was driven by positive operating results, which in turn was driven by increased demand for our products.  Other long-term obligations increased by $23,654 during the first nine months of 2007 due primarily to an increase in a deferred lease liability related to leasehold incentives received in our new headquarters building in Chicago.  Accounts payable decreased by $7,594 in the first nine months of 2006 and increased by $8,942 in the first nine months of 2007 primarily due to the timing and payment of normal business obligations. Accounts receivable increased by $24,612 during the first nine months of 2006 due to increases in revenue and the timing of invoicing and collections for customers and decreased by $11,831 in the first nine months of 2007 primarily due to strong collections throughout the first nine months of 2007. Deferred revenue decreased by $5,252 during the first nine months of 2006 as we earned and recognized revenue in our results of operations and deferred revenue increased by $24,814 during the first nine months of 2007 due primarily to customer prepayments and credits earned which will be used in future periods.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, investments in marketable securities and capital expenditures.  We experienced temporary excess funds that were provided from operations in the first nine months of 2007.  We invested those excess funds in cash equivalents and marketable securities.  During the first nine months of 2006 and 2007, we invested an additional net amount of $78,604 and $91,951, respectively, in marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers.  Capitalized costs totaled $6,332 and $16,201 for the first nine months of 2006 and 2007, respectively.  We expect the capitalized costs related to software developed for internal use to be approximately $20,000 to $22,000 for the full year of 2007.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure.  Capital expenditures totaled $10,305 and $60,172 during the first nine months of 2006 and 2007, respectively.  We expect total capital expenditures to total approximately $75,000 for the full year of 2007.  The expected amount of capital expenditures for the full year of 2007 is higher than the actual amount for the full year of 2006 primarily related to our move to a new corporate headquarters during 2007 and funding the capital expenditures of Traffic.com to improve its traffic data collection infrastructure.

We had payments for acquisitions, net of cash acquired, of $5,044 and $47,468 during the first nine months of 2006 and 2007, respectively.  The payments in 2006 related to assets purchased in Mexico while the 2007 payments primarily related to our purchase of Traffic.com.

Financing Activities

In the first nine months of 2006 and 2007, we have recorded $16,841 and $19,859, respectively, related to the issuance of common stock pursuant to our stock incentive plans.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  We are evaluating the effect this statement will have on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We invest our cash in highly liquid cash equivalents and marketable securities.  A percentage point change in interest rates would result in an approximate $3,000 increase or decrease to our interest income on an annual basis depending on the direction of the interest rate change.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in providing such reasonable assurance.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the third quarter of 2007) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

On October 1, 2007, NAVTEQ Corporation entered into an Agreement and Plan of Merger with Nokia Inc., North Acquisition Corporation and, for certain purposes set forth in the agreement, Nokia Corporation.  On October 4, 2007, a shareholder class action and derivative complaint was filed by Monroe County Employees Retirement System in the United States District Court for the Northern District of Illinois. This lawsuit purports to be brought on behalf of all NAVTEQ stockholders and derivatively on behalf of NAVTEQ and names the members of the NAVTEQ Board of Directors and NAVTEQ as defendants. On October 9, 2007, a second shareholder class action complaint was filed by Karen Rosenberg in the Circuit Court of Cook County, Illinois. This lawsuit also purports to be brought on behalf of all NAVTEQ stockholders and names the members of the NAVTEQ Board of Directors, NAVTEQ, and Nokia Inc. as defendants. Both complaints allege, among other things that the NAVTEQ Board of Directors violated its fiduciary duties to NAVTEQ stockholders by entering into the merger agreement. The second complaint also alleges that Nokia Inc. aided and abetted the NAVTEQ Board of Directors in its alleged violation of fiduciary duties. Both complaints seek to enjoin the merger and monetary relief. The lawsuits are each in the preliminary stage. The Company believes that the lawsuits are without merit and intend to defend them vigorously.

Item 1A.  Risk Factors.

In the event our proposed merger with Nokia is not consummated, our business, results of operations and market price of our common stock would likely be materially and adversely affected.

NAVTEQ entered into a merger agreement with Nokia Inc., North Acquisition Corp. and Nokia Corporation on October 1, 2007, pursuant to which Nokia Inc. will acquire NAVTEQ.  The announcement and pendency of the merger agreement and merger could have an adverse effect on our business generally, our customer relationships and operating results, and our ability to retain employees, including key employees.

In addition, in the event that the conditions to the completion of the merger are not satisfied, including the adoption of the merger agreement by our stockholders and the receipt of the required regulatory approvals, or an event, change or other circumstance occurs that could give rise to the termination of the merger agreement, the merger may not be completed.  Two class action lawsuits have been filed relating to the proposed merger. Regardless of their outcome, the lawsuits that have been filed and any other similar lawsuits that may be filed in the future could result in a delay in the completion of the merger or in the merger not being completed as planned.

We have already incurred substantial costs in connection with the proposed merger, including fees of legal and financial advisors and accountants, fees related to stockholder litigation arising out of the announcement of the transaction and significant management resources, and we anticipate incurring additional costs prior to the vote of our stockholders and the closing of the merger.  If the merger is not completed, we will have incurred these costs for little or no benefit. If the merger is not completed due to certain circumstances specified in the merger agreement, we also may be required to pay Nokia a termination fee of $250 million.  Further, if the merger is not completed, we may experience negative reactions from the financial markets and our customers, suppliers and employees. Each of the factors described above would likely materially and adversely affect our business, results of operations and the market price and trading volume of our common stock. In particular, if the merger is not completed for any reason, the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed or the market’s perceptions as to the reasons why the merger was not completed.

Restrictions on the conduct of our business prior to the completion of the pending merger with Nokia may negatively impact our results of operations and our competitive position.

We are subject to certain restrictions under the merger agreement on the conduct of our business prior to completion of the merger, including not exceeding a certain amount in capital expenditures, not making any acquisitions, not entering into contracts exceeding a certain amount and other matters.  These restrictions may prevent us from pursuing attractive business opportunities that may arise prior the completion of the merger with Nokia that could be favorable to us and our stockholders.  As a result, if the proposed merger is not completed, our results of operations and competitive position may be adversely affected.

OTHER INFORMATION

Item 6.  Exhibit

10.1	Amendment to Employment Agreement between NAVTEQ Corporation and Judson Green.
10.2	Amendment to Employment Agreement between NAVTEQ Corporation and David Mullen.
10.3	Amendment to Employment Agreement between NAVTEQ Corporation and John MacLeod.
10.4	Amendment to Letter of Employment between NAVTEQ Corporation and Jeffrey Mize.
10.5	NAVTEQ Deferred Executive Compensation Plan (Incorporated herein by reference to Exhibit 4.1 to NAVTEQ Corporation’s Registration Statement on Form S-8 (No. 333-146553) filed on October 5, 2007.)
10.6

Amendment No. 1 to the NAVTEQ Deferred Executive Compensation Plan (Incorporated herein by reference to Exhibit 4.2 to NAVTEQ Corporation’s Registration Statement on Form S-8 (No. 333-146553) filed on October 5, 2007.

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

Dated: November 8, 2007

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James D. Murphy
James D. Murphy
Vice President and Corporate Controller (Principal Accounting Officer)