Form 10-K
period 2007-12-31
NAVTEQ CORP
filed 2008-02-29
CIK 834208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-21323

NAVTEQ CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0170321
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

425 W. Randolph Street
Chicago, Illinois 60606	(312) 894-7000
(Address of Principal Executive	(Registrant’s telephone number, including area code)
Offices, including Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☒
No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold, equaled approximately $4,142,256,418

 The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 6, 2008 was 98,639,313.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  If the Proxy Statement is not filed within this 120 day period, the Company will file an amendment to this Annual Report on Form 10-K to provide the required information.

PART I

Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the terminology used—for example, words and phrases such as “may,” “should,” “expect,” “anticipate,” “plan,” “believe,” “estimate,” “predict” and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in this annual report under “Item 1A. Risk Factors.” Readers should carefully review this annual report in its entirety, including, but not limited to, the financial statements and notes thereto. NAVTEQ Corporation undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. You should rely only on the information contained in this document. We have not authorized anyone to provide you with information that is different. The information contained herein may only be accurate as of the date of this document.

References in this annual report to “NAVTEQ,” “the Company,” “we,” “us,” and “our” refer to NAVTEQ Corporation and its subsidiaries.

Item 1.  Business.

Our Company

We are a leading provider of comprehensive digital map information and other location-based content, including real-time traffic information, for automotive navigation systems, mobile navigation devices and Internet-based mapping applications. Our map database enables providers of these products and services to offer dynamic navigation, route planning, location-based services and other geographic information-based products and services to consumer and commercial users. We believe that our database is the most used source of digital map information for automotive and Internet-based navigation products and services in Europe and North America, and that we are a leading provider of such information for use in mobile devices. Our traffic information is also provided to traditional radio and television stations, and federal, state and local governmental entities.

By developing software applications that interface with our map database, our customers offer a broad range of navigation and geographic-based products and services to consumers and businesses. Our database enables these providers to offer:

•     Dynamic Navigation.    Our map database enables real-time, detailed turn-by-turn route guidance through vehicle navigation systems, as well as through GPS-enabled handheld navigation devices, and other mobile devices. Customers that use our map database to provide dynamic navigation applications include vehicle navigation systems manufacturers, such as Harman Becker, Alpine and Siemens, and mobile navigation device manufacturers, such as Garmin and Magellan. Every major automobile manufacturer that currently offers a navigation system in North America or Europe uses our database in one or more of its models.

•     Route Planning.    Our database enables driving directions, route optimization and map display through services provided by Internet portals and through computer software for personal and commercial use. Customers that use our map database to provide route planning applications include leading Internet portals and websites, such as AOL/MapQuest, Microsoft/MSN, Google and Yahoo!, software developers, such as Microsoft and Rand McNally, and leading parcel and overnight delivery service companies.   In 2007, there were more than 57 billion route planning transactions derived from our database in North America on the leading Internet portals and websites.

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

Our map database is a highly accurate and detailed digital representation of road transportation networks in Europe, the United States, Canada and other regions. Our database offers extensive geographic coverage, including data at various levels of detail for 69 countries on six continents, covering approximately 11 million miles of roadway worldwide.  In Europe, our database covers virtually all main arterial roads within Western Europe’s major highways network and has detailed coverage for numerous cities throughout Europe.  We currently provide coverage relating to approximately 6.1 million miles of roadway in North America, which includes detailed coverage in areas in which a majority of the population live and work. Our most detailed coverage includes extensive road, route and related travel information, including attributes collected by road segment that are essential for routing and navigation, such as road classifications, details regarding ramps, road barriers, sign information, street names and addresses and traffic rules and regulations. In addition, our database currently includes over 18 million points of interest, such as airports, hotels, restaurants, retailers, civic offices and cultural sites.

We use a multi-step process to create, maintain and deliver a high-quality database. The process involves utilization of proprietary software and technologies combined with our dedicated field force of over 700 employees around the world.

Pending Merger with Nokia

On October 1, 2007, we entered into an Agreement and Plan of Merger (“Nokia Merger Agreement”) with Nokia Inc., a Delaware corporation (“Parent”), North Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”) and, for certain purposes set forth in the Nokia Merger Agreement, Nokia Corporation, a corporation organized and existing under the laws of the Republic of Finland.  Subject to the terms and conditions of the Nokia Merger Agreement, Purchaser will be merged with and into us (the “Nokia Merger”), each outstanding share of our common stock, par value $0.001 per share, will be converted into the right to receive $78.00 in cash, without interest, and we will survive the Nokia Merger as a wholly-owned subsidiary of Parent. All unvested options to purchase common stock will accelerate and vest in full immediately prior to the consummation of the Nokia Merger. Option holders will receive a cash payment for each option held equal to the excess of $78.00 over the applicable option exercise price, less taxes.

The Nokia Merger Agreement includes customary representations, warranties and covenants of the parties and is subject to customary closing conditions, including certain regulatory reviews and approvals.  The Nokia Merger Agreement also contains certain termination rights for both us and Parent and further provides that we will be required to pay Parent a termination fee of $250 million if the Nokia Merger Agreement is terminated under certain specified circumstances.  The Nokia Merger Agreement was approved and adopted by our stockholders at a special meeting of stockholders on December 12, 2007.

The foregoing description of the Nokia Merger Agreement and the Nokia Merger does not purport to be complete and is qualified in its entirety by reference to the Nokia Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K dated October 1, 2007, which is incorporated herein by reference.

Acquisition of Mapsolute

On November 6, 2007, NAVTEQ German Holdings B.V., a private company with limited liability organized under the laws of The Netherlands (“NAVTEQ Germany”), Mapsolute GmbH, a limited liability company organized under the laws of Germany (“Mapsolute”) and each of the stockholders of Mapsolute entered into a Stock Purchase Agreement pursuant to which NAVTEQ Germany acquired all of the outstanding capital stock of Mapsolute for a total purchase price of approximately $42 million, subject to certain potential purchase price adjustments.  Mapsolute is one of the leading suppliers of geographic software for interactive mapping applications.  Mapsolute’s unique technology provides a foundation for serving accurate and up-to-date digital map data on a variety of platforms, including Internet, enterprise applications, desktops, and mobile devices.  As a result, Mapsolute’s flexible product suite is used in various vertical markets, such as fleet tracking, telematics, logistics, geo-marketing, CRM software, and Internet portals.  Mapsolute also operates Map24.com, which is one of Germany’s most visited consumer mapping portals.

The foregoing description of the Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Stock Purchase Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 7, 2007, which is incorporated herein by reference.

Acquisition of Traffic.com

On November 5, 2006, we entered into an Agreement and Plan of Merger (the “Traffic.com Merger Agreement”) by and among Traffic.com, Inc., a Delaware corporation (“Traffic.com”), NAVTEQ Holdings B.V., a corporation organized under the laws of The Netherlands and wholly-owned subsidiary of NAVTEQ, NAVTEQ Holdings Delaware, Inc., a Delaware corporation (“Merger Subsidiary”) and an indirect wholly-owned subsidiary of NAVTEQ, and us, pursuant to which Traffic.com was merged with and into Merger Subsidiary effective on the closing date (the “Traffic.com Merger”).  The closing date of the acquisition was March 6, 2007.  Upon consummation of the Traffic.com Merger, the separate existence of Traffic.com ceased, and Merger Subsidiary was the surviving corporation.  The name of the Merger Subsidiary was changed at closing to Traffic.com, Inc.  The total cost of the transaction was approximately $187 million, including consideration given to Traffic.com shareholders and direct costs of the acquisition.

Traffic.com continues to be a leading provider of accurate, real-time traffic information in the United States, based on the quality of its traffic data and the extent of its geographic coverage. Traffic.com combines traffic incident and event information, collected using traditional methods, with comprehensive flow data collected through its network of roadside sensors to offer detailed traffic information, including specific speeds, travel times and delay times. Traffic.com has built its TIMS data management system to process the above information in real time and to deliver customized reports to large numbers of radio, television, online, mobile device, and in-vehicle navigation system users.

Pursuant to the Traffic.com Merger Agreement, at the effective time of the Traffic.com Merger, each share outstanding of Traffic.com common stock was converted into the right to receive, at the election of the holder thereof (subject to certain conditions, including those pertaining to pro-ration): (i) $8.00 in cash, without interest or (ii) 0.235 shares of our common stock, par value $0.001 per share.  The election of cash or stock was subject to a limit on total cash consideration of approximately $49 million (minus the cash value of dissenting shares) and a total stock consideration equal to approximately 4.3 million shares of our common stock (less the shares of our common stock issued to holders of warrants to purchase Traffic.com stock that were exchanged for our common stock based on the per share stock consideration).

Corporate Information

We originally incorporated in the State of California in August 1985 as Karlin & Collins, Inc., and reincorporated in the State of Delaware in September 1987 as Navigation Technologies Corporation. In February 2004, we changed our name to NAVTEQ Corporation.  Our principal executive offices are located at 425 W. Randolph Street, Chicago, Illinois 60606, and our telephone number at that address is (312) 894-7000. We maintain a web site at www.navteq.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are available on our web site free of charge as soon as reasonably practicable after we file such reports with the SEC.  These reports are also available without charge upon written request to Investor Relations; NAVTEQ; 425 W. Randolph Street, Chicago, Illinois 60606 or by calling (312) 894-7500.  Information contained on, or that may be accessed through, our web site is not part of this annual report.

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

We are focused primarily on the segment of the digital map database industry that provides digital map information and related location-based dynamic content for a wide range of navigation, mapping and geographic-related applications in vehicle navigation, mobile devices and Internet-based mapping. This segment of the industry is currently experiencing rapid growth as a result of increasing consumer acceptance of navigation systems and route planning services and the active efforts today of a variety of businesses in several industries to develop and market a wide range of applications and services that incorporate a digital map database and related location-based dynamic content. Currently, the principal providers of such information within this industry segment range from several commercial providers (primarily, NAVTEQ and Tele Atlas N.V.) to numerous governmental and quasi-governmental mapping agencies (such as Ordnance Survey in the United Kingdom) that license map data for commercial use. We believe that we are the number one provider in North America and Europe within this industry segment based on revenue.

We believe that the digital map database industry will grow and evolve due to the rapid adoption of new technologies, applications and products. A variety of businesses in several industries are actively developing and marketing a wide range of applications and services that incorporate a digital map database.

Currently, we provide our digital map database and related location-based dynamic content in several areas, as described below.

Vehicle Navigation

The automotive industry led the early adoption of GPS-enabled navigation technologies.  Vehicle navigation customers, consisting primarily of automobile manufacturers and their navigation systems suppliers, are currently our largest channel by revenue.  However, we believe that mobile devices will represent a majority of our revenue from digital map database sales in the near future.  In 2006 and 2007, approximately 66% and 52%, respectively, of our revenue was generated from sales of our map database for use in self-contained navigation hardware and software systems installed in vehicles.   Although we expect our revenue generated from sales to the vehicle navigation industry will continue to grow, we expect that these sales as a percentage of our total revenue will decline over time, primarily due to anticipated higher growth rates in the use of our database in GPS-enabled mobile devices. Our sales in the vehicle navigation industry are primarily in Western Europe and North America.

A number of factors are expected to continue to drive growth in the penetration of navigation systems in Europe and North America. Technological advancements and manufacturing economies from higher production volumes are expected to lead to a continual decrease in the average price of vehicle navigation systems although this has not occurred as rapidly as we had expected. Additionally, as competition among automobile manufacturers intensifies, they will increasingly look for ways to differentiate their product offerings. As a result, we expect automobile manufacturers in North America to continue to expand beyond offering navigation systems primarily in the luxury and sport utility vehicle classes to other vehicle classes, and to seek additional location-based dynamic content such as real-time traffic information.

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

Internet-based Mapping Applications

Leading websites and portals, such as AOL/MapQuest, Microsoft/MSN, Google and Yahoo!, derive a substantial amount of traffic from consumers seeking route planning services such as static digital maps and point-to-point driving directions. Many of the leading websites and portals offering route planning services use our database to provide these services. The revenue we receive from these websites/portals does not represent a substantial portion of our business; however, we view this business to be an important driver of consumer awareness of digital route planning services and increased comfort levels with the more advanced dynamic navigation offerings in the vehicle and mobile device industries. In 2007, there were more than 57 billion route planning transactions derived from our database in North America on the leading Internet portals and websites.

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

•     Extensive Global Coverage.    An important consideration to automobile manufacturers, navigation systems suppliers and Internet portals is the ability to provide a comprehensive global product offering. We offer extensive geographic coverage, including 69 countries on six continents covering approximately 11 million miles of roadway.

•     Detail and Richness of Our Database.    We offer a highly-detailed database, enabling real-time, turn-by-turn route guidance to specific addresses, points of interest and other locations. Unlike basic road maps, our map database currently can have over 260 unique attributes for a particular road segment, including details regarding ramps, road barriers, sign information, street names and addresses and traffic rules and regulations. Our database also includes information on an array of points of interest, such as airports, hotels, restaurants, retailers, civic offices and cultural sites. We believe that the inclusion of detailed navigation-related information as well as points of interest make our product more useful and relevant to users, enhancing the overall navigation experience. We continue to expand the detail and breadth of coverage of the database through direct collection and third party sources.

•     Integrated Data Collection Process.    We have a data collection process that combines proprietary technology with a global field force of over 700 trained technicians, enabling us to effectively collect, update and verify detailed road network data. We also believe that our data collection process provides superior quality and accuracy, as our field force experiences the roadway in the same manner as end-users, and that this quality and accuracy provides us with a distinct competitive advantage over comparable databases that are aggregated solely or more primarily from third party sources.

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

Strong Business Relationships.    We have long-standing, collaborative relationships with manufacturers of automobiles, vehicle navigation systems and mobile devices. We are a direct supplier to a number of the major automobile manufacturers, including BMW, Daimler, Chrysler, Fiat, Ford, General Motors, Porsche, PSA Peugeot Citroën, Renault and Volkswagen.  We also supply some of these automobile manufacturers and others, such as Honda and Toyota, indirectly through relationships with the major navigation systems manufacturers, including AISIN AW, Alpine, Denso, Harman Becker, Siemens and Mitsubishi. In addition, we have established relationships with a number of GPS-enabled mobile device manufacturers, such as Garmin and Magellan. We work closely with some of these manufacturers at various points in the product life cycle to facilitate their use of our database.   In this case, we collaborate with our customers in their engineering, marketing, information technology and/or sales functions and in any other areas within their organizations that are integral to their use of our map database.  We believe this approach benefits our customers.

Our Database

Our principal product is a map database that is a digital representation of road transportation networks in Europe, North America and other regions. Our database is constructed to provide the high level of accuracy and detail necessary to support a variety of applications providing dynamic navigation, route planning, location-based services and other geographic information-based products and services. We believe our digital map has the most extensive navigable geographic coverage of any commercially available today, currently including coverage at various levels of detail for 69 countries on six continents, covering approximately 11 million miles of roadway.

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

In the United States and Canada, our database covers close to 100% of both the population and the public road network. Detailed coverage is complete for cities and their respective surrounding areas, covering in the aggregate approximately 75% of the total combined population of North America.  In Western Europe and Eastern Europe, our database covers approximately 100% and 29%, respectively, of the population of the countries listed below under Europe.

We currently offer coverage in the following countries:

North America
	•	United States (including Puerto Rico and Virgin Islands)	•	Canada	•	Mexico

Europe
	•	Albania	•	Greece	•	Romania
	•	Andorra	•	Hungary	•	Russia
	•	Austria	•	Ireland	•	San Marino
	•	Belarus	•	Italy	•	Scotland
	•	Belgium	•	Latvia	•	Serbia
	•	Bosnia and Herzegovina	•	Liechtenstein	•	Slovak Republic
	•	Bulgaria	•	Lithuania	•	Slovenia
	•	Croatia	•	Luxembourg	•	Spain
	•	Czech Republic	•	Macedonia	•	Sweden
	•	Denmark	•	Moldova	•	Switzerland
	•	England (including	•	Monaco	•	Turkey
		Crown Territories, Isle	•	Montenegro	•	Ukraine
		of Man, Channel Islands	•	The Netherlands	•	Vatican City
		and Gibraltar)	•	Northern Ireland

	•	Estonia	•	Norway	•	Wales
	•	Finland	•	Poland

	•	France	•	Portugal
	•	Germany

Rest of World
	•	Australia	•	Kuwait	•	South Africa
	•	Bahrain	•	Lesotho	•	South Korea
	•	Botswana	•	Malaysia	•	Swaziland
	•	Brazil	•	Namibia	•	Taiwan
					•	Thailand
	•	China (Hong Kong and	•	Oman
		Macao)*	•	Qatar	•	United Arab
	•	India	•	Saudi Arabia		Emirates
			•	Singapore

*We also offer data for mainland China indirectly through our Chinese joint venture, NAV2.

Creating, maintaining and delivering a comprehensive, high quality map database is a multi-step, labor-intensive process. We currently employ over 270 employees in our centralized production facility and a global workforce of over 700 geographic analysts in 32 countries, all working with a consistent build methodology and using one global specification.

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

•     Data Validation.    Throughout the data entry process, hundreds of validation tests automatically check the accuracy of the data, indicating when field verification through direct observation is needed for resolution. This is complemented by periodic reports monitoring data quality and on-site field-testing of randomly selected geographic areas.

After our maps are created, we then process the data into a variety of formats and data sets for delivery to our customers in the data extraction process.

Once initial development for an area is complete we continually update our database to reflect changes to the roadway network, points of interest,and new content, and we release these updates to our customers on a periodic basis throughout the year. The major steps in maintaining and updating our digital map database include:

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

Distribution services include the manufacturing and shipping of digital storage media to automobile manufacturers and dealers or directly to end-users, as well as a complete range of services, including inventory management, order processing, on-line credit card processing, multi-currency processing, localized VAT handling and consumer call center support. We handle several million pieces of storage media annually (both CDs and DVDs) and some component of our distribution services are currently used by more than 20 car brands.

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

Research and Development

Investing in research and development is a critical part of our continued growth and success. Our global technology team consists of over 500 employees, focusing on initiatives to better serve our customers’ needs as well as to improve our efficiency. We also outsource some of our software development and data production functions to third parties located in foreign countries. This enables us to leverage a global talent pool and complete projects in a cost effective and timely manner.

Our customers’ evolving uses and requirements for our map database and location-related content drive our technology developments and innovations in data gathering, processing, delivery and deployment. Our technology effort will continue to focus on system software tools and services that enable us to efficiently create, manage and deliver the map database and related content. We expect to continue to develop proprietary technologies where appropriate and to purchase or license technologies where cost-effective.

We believe that a significant factor in the successful creation and updating of our database is our proprietary software environment. We employ an integrated approach to our database, software support and operations environments. We devote significant resources and expertise to the development of a customized data management software system. We also have built our workstation software to enable sophisticated database creation and the performance of updating tasks in a well-controlled and efficient environment. A particular capability that we have developed in this area is the ability to access the common database from any of our 180 satellite offices and the ability to edit portions of the data concurrently among several users. Our proprietary software enables our field force to gather data on a real-time basis on portable computers in field vehicles. Once the data has been gathered and stored on portable computers, our field force performs further data processing at our field offices before integrating the changes into the common database. In addition, we have recently migrated to an enhanced database platform that will enable us to support electronic, incremental delivery of map data and reduce latency between data collection, database updates and distribution of information. The new system will also enable us to provide on-demand delivery of map and content updates to our customers.

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

The following table presents a representative sample of our customers and their respective map-based applications.

Industry Type		Map-Based Applications		Representative Customers

Vehicle Navigation	•	Dynamic navigation	•	BMW, Daimler, Chrysler, VW-Audi, PSA
	•	Telematics services		Peugeot Citroën, Ford, General Motors
(Automotive)
	•	Real-time traffic data	•	Harman Becker, AISIN AW, Alpine,
Siemens,
Denso
(Navigation systems manufacturers)
			•	OnStar, ATX (Telematic)
			•	XM Satellite Radio, Sirius Satellite
Radio

Mobile Devices	•	Map display	•	Nokia, Garmin, Magellan,
	•	Driving directions		T-Info, Verizon Wireless
	•	Dynamic navigation		deCarta, PTV, Tel-Map

Internet-Based Mapping	•	Map display	•	AOL/MapQuest,
	•	Driving directions		Microsoft/MSN, Yahoo!, Google
(Internet portals)
			•	Microsoft, Rand McNally
(PC Software)

Other	•	Asset tracking/fleet management	•	Leading parcel and overnight delivery
service
(Commercial Logistics,	•	Route optimization		companies, PTV, ESRI
Geographic Information	•	Geographic information		Federal, state, local and quasi-
Analysis, Media, etc.)	•	Emergency response		government agencies
	•	Traffic management	•	Initiative Media, MediaCom (Media)

During the fiscal years ended December 31, 2006 and 2007, BMW AG (including its affiliates) represented approximately 12% and 9% of revenue, respectively.  We sell copies of our database and map disks to BMW in North America and Europe pursuant to BMW’s standard purchasing terms and conditions, modified in specific instances by separate agreements with BMW. BMW is not obligated to make any minimum purchases under these arrangements. We have also entered into an agreement with BMW to develop a database for South Africa and to sell copies of this database and map disks to BMW.

During the fiscal year ended December 31, 2006 and 2007, Garmin International (including its affiliates) represented approximately 9% and 15% of revenue, respectively.  We license copies of our geographic database and related content for countries around the world to Garmin pursuant to a data license agreement.  Garmin is not obligated to make any minimum purchases under this agreement.

In addition, for the years ended December 31, 2005, 2006 and 2007, sales to our top 15 customers accounted for approximately 76%, 71% and 65% of our revenue, respectively.

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

We currently have several major competitors, including Tele Atlas N.V. (which has announced an agreement to be acquired by TomTom N.V. ) and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use, as well as many local competitors in geographic areas outside of North America and Europe.   Also, AND Automotive Navigation Data  has announced that it will be expanding its coverage of mapping data that supports navigation from countries of Eastern Europe to countries of Western Europe, and Facet Technologies has announced its launch of mapping data that supports navigation for the United States, with plans to expand to Canada and Europe.  Governmental and quasi-governmental agencies are making more map data information with greater coverage and content, and higher quality, available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database. Several companies are also now providing aerial, satellite and other location-based imagery which provides our customers with an alternative to our map data and makes it less costly and time-consuming for competitors to build a high quality map database similar to our database. In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressure. We expect that we will continue to operate in a highly competitive environment following the completion of TomTom’s acquisition of Tele Atlas.

Additionally, we have intense competition in providing traffic information to radio and television stations across the United States as Traffic.com derives the majority of its revenues via advertising on radio and television stations. We have several major competitors, including Westwood One and Clear Channel Communications, that have the ability to provide these services to radio and television stations as well, which could result in price reductions, reduced profit margins or loss of business. These competitors have longer operating histories with respect to traffic information and more established relationships with advertisers. Our traffic data also competes with smaller, start-up companies that make use of publicly available traffic data from government sources.

Increased competition from our current competitors or new market entrants (which may include our customers) with respect to quality content, pricing, and otherwise, actions taken by our customers to diversify their sources of supply and increased pricing pressure, initiatives to develop community and probe-based map data or related data, such as traffic data, and other competitive pressures, may result in price reductions, reduced profit margins or loss of business.

Intellectual Property

Our success and ability to compete are dependent, in part, upon our ability to establish and adequately protect our intellectual property rights. In this regard, we rely primarily on a combination of copyright laws (including, in Europe, database protection laws), trade secrets and patents to establish and protect our intellectual property rights in our database, software and related technology. We hold a total of more than 268 U.S. patents, which cover a variety of technologies, including technologies relating to the collection and distribution of geographical and other data, data organization and format, and database evaluation and analysis tools. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business.  We have licensed others to practice certain of our patents or patent rights and expect to continue licensing certain of our patents or patent rights in the future.   We also protect our database, software and related technology, in part, through the terms of our license agreements and by confidentiality agreements with our employees, consultants, customers and others. We also claim rights in our trademarks and service marks. Certain of our marks are registered in the United States, Europe and elsewhere and we have filed applications to register certain other marks in these jurisdictions. We have licensed others to use certain of our marks in connection with our database and expect to continue licensing certain of our marks in the future.

NAVTEQ is a trademark of NAVTEQ Corporation, Traffic.com is a trademark of Traffic.com, Inc. and Map Network is a trademark of The Map Network, Inc.  All other trademarks or service marks appearing in this annual report are trademarks or service marks of others.

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

Employees

As of December 31, 2007, we had a total of 3,349 employees. We believe that relations with our employees are good, and we have not experienced any work stoppages due to labor disputes.

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

The following summarizes net revenue on a geographic basis for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	Years Ended December 31,
	2005	2006	2007

Net revenue:
EMEA	$316,208	360,056	472,523
Americas	172,789	216,150	373,303
Asia Pacific	7,515	5,413	7,561
Total net revenue	$496,512	581,619	853,387

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

The following summarizes long-lived assets on a geographic basis as of December 31, 2006 and 2007 (in thousands):

	December 31,
	2006	2007

Property and equipment, net:
EMEA	$7,077	10,220
Americas	19,810	100,834
Asia Pacific	575	633
Total property and equipment, net	$27,462	111,687

Capitalized software development costs, net:
EMEA	$1,454	9,255
Americas	17,390	17,829
Asia Pacific	—	—
Total capitalized software development costs, net	$18,844	27,084

Executive Officers of the Registrant

Our executive officers and their ages and positions, as of February 15, 2008, are as follows:

Name	Age	Position(s)

Executive officers:
Judson C. Green(1)	55	President, Chief Executive Officer and Director
Lawrence M. Kaplan	44	Executive Vice President, General Counsel and Corporate Secretary
John K. MacLeod	50	Executive Vice President, NAVTEQ Connected Services
Jeffrey L. Mize	44	Executive Vice President, NAVTEQ Sales
David B. Mullen	57	Executive Vice President and Chief Financial Officer
Denise M. Doyle	35	Senior Vice President, Business Affairs
Clifford I. Fox	52	Senior Vice President, NAVTEQ Map
Winston Guillory, Jr.(2)	51	Senior Vice President, Consumer and Business Sales
Amreesh Modi	56	Senior Vice President and Chief Technology Officer
Christine C. Moore	58	Senior Vice President, Human Resources
Richard E. Shuman	55	Senior Vice President, Asia Pacific Sales
Kelly A. Smith	44	Senior Vice President, Corporate Marketing

(1)Serves as a member of our board of directors pursuant to the terms of his employment agreement.

(2)Mr. Guillory has retired from NAVTEQ effective March 2, 2008.

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

Lawrence M. Kaplan serves as our Executive Vice President, General Counsel and Corporate Secretary. Mr. Kaplan joined us in 1995 as our Director of Intellectual Property and became Vice President and General Counsel in January 2001 before being promoted to Senior Vice President in December 2004 and Executive Vice President in January 2008. Previously, he was an attorney in private practice with the law firm of Brinks Hofer Gilson & Lione. Mr. Kaplan holds a J.D. from the University of Illinois College of Law and a B.S. in general engineering from the University of Illinois.

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

Jeffrey L. Mize serves as our Executive Vice President, NAVTEQ Sales.  Mr. Mize joined us in March 2001 as Sales Director, North America Vehicle Applications.  In March 2003, he was promoted to Vice President and General Manager, Europe Vehicle Applications, and relocated to Frankfurt, Germany.  In January 2006, he was promoted to Senior Vice President, Vehicle Sales.  Mr. Mize was then promoted to Executive Vice President, NAVTEQ Sales in January 2008. In 1986, Mr. Mize began his career at the MICRO SWITCH Division of Honeywell and held a variety of sales and marketing positions in the automotive OEM and industrial factory floor automation markets.  In 1998, he joined C&K Systems, a manufacturer of electronic security equipment, as the Vice President of Sales and Operations for the Americas.  In 1999, Honeywell acquired C&K and Mr. Mize re-joined Honeywell as a Vice President of Sales for the Security Division until joining NAVTEQ.  Mr. Mize holds a B.S. in Electrical Engineering from the University of Illinois at Champaign.

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

Denise M. Doyle serves as our Senior Vice President, Business Affairs.  Ms. Doyle has been with us since 1999 and has held positions of increasing responsibility within the Business Affairs organization.  Ms. Doyle was promoted to Senior Vice President, Business Affairs in January 2008. Prior to joining us, Ms. Doyle held corporate strategy and product management positions at Miller Brewing Company, America Online, Inc. and Wilton Industries, Inc.  Ms. Doyle holds a B.A. degree in international studies from St. Norbert College.

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

Winston Guillory, Jr. serves as our Senior Vice President, Consumer and Business Sales and is retiring effective March 2, 2008.  Mr. Guillory joined us in July 2003 as Senior Vice President, North America Sales. Prior to joining us, Mr. Guillory worked from 1997 until 2002 in senior executive sales roles for Intermec Technologies, a leading provider of supply chain information products, services and technologies. Earlier he held senior sales positions with Weblink Wireless, Inc, a leading wireless company in North America, and Visual Information Technology, a provider of image processing hardware. Mr. Guillory spent the first nine years of his career at IBM in a variety of marketing and sales management roles. Mr. Guillory holds a B.B.A. in marketing from Lamar University.

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

Christine C. Moore serves as our Senior Vice President, Human Resources. Ms. Moore joined us in June 2000. Ms. Moore was promoted to Senior Vice President, Human Resources in January 2008. Previously, Ms. Moore was with The Walt Disney Company for almost 30 years, most recently as Director, Communications and Special Projects, for the Chairman of Disney’s Theme Parks and Resorts Division. During her career with Disney, Ms. Moore held a variety of positions including General Manager, Human Resources, for the Disneyland Paris project, and Manager of Administration and Personnel for the Walt Disney World Resorts. Ms. Moore holds a Masters degree from the Crummer School of Business and a B.A. in both English and history from Marshall University.

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

Kelly A. Smith serves as our Senior Vice President, Corporate Marketing. Ms. Smith joined us in 2001 as our Vice President, Marketing Communications and became Vice President, Corporate Marketing in January 2006.  Ms. Smith was promoted to Senior Vice President, Corporate Marketing in January 2008. Previously, she led Corporate Marketing at Donnelly Corporation, an

automotive supply company, and held a variety of positions at Leo Burnett Company and DMB&B, large multi-national advertising agencies.  Ms. Smith holds a B.B.A. in Marketing from the University of Notre Dame.

Item 1A.  Risk Factors.

Risks Related to Our Business

In the event our proposed merger with Nokia is not consummated, our business, results of operations and market price of our common stock would likely be materially and adversely affected.

NAVTEQ entered into a merger agreement with Nokia Inc., North Acquisition Corp. and Nokia Corporation on October 1, 2007, pursuant to which Nokia Inc. will acquire NAVTEQ.  The announcement and pendency of the merger agreement and merger could have an adverse effect on our business generally, our customer relationships and operating results, and our ability to retain employees, including key employees.  In addition, in the event that the conditions to the completion of the merger are not satisfied, including the receipt of the required regulatory approvals, or an event, change or other circumstance occurs that could give rise to the termination of the merger agreement, the merger may not be completed.

We have already incurred substantial costs in connection with the proposed merger, including fees of legal and financial advisors and accountants, fees related to stockholder litigation arising out of the announcement of the transaction and significant management resources, and we anticipate incurring additional costs prior to the closing of the merger.  If the merger is not completed, we will have incurred these costs for little or no benefit. If the merger is not completed due to certain circumstances specified in the merger agreement, we also may be required to pay Nokia a termination fee of $250 million.  Further, if the merger is not completed, we may experience negative reactions from the financial markets and our customers, suppliers and employees. Each of the factors described above would likely materially and adversely affect our business, results of operations and the market price and trading volume of our common stock. In particular, if the merger is not completed for any reason, the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed or the market’s perceptions as to the reasons why the merger was not completed.

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

For the years ended December 31, 2006 and 2007, our revenue from Garmin International accounted for approximately 9% and 15% of our total revenue, respectively.  For the years ended December 31, 2006 and 2007, our revenue from BMW AG accounted for approximately 12% and 9%, respectively, of our total revenue. In addition, sales to our top 15 customers for the years ended December 31, 2005, 2006 and 2007 accounted for approximately 76%, 71% and 65% of our revenue, respectively. Although we have achieved some success in expanding our customer base, we anticipate that a limited number of customers will continue to represent a significant percentage of our revenue for the foreseeable future. In addition, although we have contractual arrangements with most of our key customers, the majority of these arrangements are not long term and generally do not obligate our key customers to make any minimum or specified level of purchases. Therefore, our relationships with these key customers may or may not continue in the future, and we are not guaranteed any minimum level of revenue from them. We cannot assure you that our revenue from our current customers will reach or exceed historical levels in any future period. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

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

We currently have several major competitors in providing map information, including Tele Atlas N.V. (which recently announced an agreement to be acquired by TomTom N.V.), Internet-based mapping sites and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use, as well as many local competitors in geographic areas outside of North America and Europe. Also, AND Automotive Navigation Data  has announced that it will be expanding its coverage of mapping data that supports navigation from countries of Eastern Europe to countries of Western Europe, and Facet Technologies has announced its launch of mapping data that supports navigation for the United States, with plans to expand to Canada and Europe. Governmental and quasi-governmental agencies also are making more map data information with greater coverage and content, and higher quality, available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database.  Several companies are also now providing aerial, satellite and other location-based imagery which provides our customers with an alternative to our map data and makes it less costly and time-consuming for competitors to build a high quality map database similar to our database. In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressures.  We expect that we will continue to operate in a highly competitive environment following the closing of TomTom’s acquisition of Tele Atlas.

Additionally, we have intense competition in providing traffic information to radio and television stations across the United States as Traffic.com derives the majority of its revenues via advertising on radio and television stations. We have several major competitors, including Westwood One and Clear Channel Communications, that have the ability to provide these services to radio and television stations as well, which could result in price reductions, reduced profit margins or loss of business. These competitors have longer operating histories with respect to traffic information and more established relationships with advertisers. Our traffic data also competes with smaller, start-up companies that make use of publicly available traffic data from government sources.

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

We may pursue acquisitions of existing companies in order to grow our business, to expand the scope and breadth of our database and to diversify our products and services. We cannot assure you that we will be able to successfully integrate our recent acquisitions of Traffic.com, Inc. and Mapsolute GmbH, Inc. or any future acquisitions, that these acquired companies will operate profitably, or that we will realize the potential benefits from these acquisitions. If we do not successfully integrate acquired companies, the attention of our management may be diverted and our business, financial condition and results of operations could be adversely affected.

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

The use of our database in vehicle navigation systems, which we supply directly and indirectly to automobile manufacturers, historically has accounted for a majority of our revenue. Approximately 72%, 66% and 52% of our revenue for the years ended December 31, 2005, 2006 and 2007, respectively, were generated by the sale of our database for use in new automobiles equipped with navigation systems. Any significant downturn in the demand for these products would materially decrease our revenue. The automotive market historically has experienced fluctuations due to increased competition, economic conditions and circumstances affecting the global market for automobiles generally, and additional fluctuations are likely to occur in the future. To the extent that our future revenue depends materially on sales of new automobiles equipped with navigation systems enabled by digital maps, our business may be vulnerable to these fluctuations.

With respect to our recently acquired company, Traffic.com, if we do not achieve success with its recently expanded business model into Internet advertising and other interactive media, our ability to grow Traffic.com’s revenues would be adversely affected.

Traffic.com’s revenue has historically been derived primarily by selling the advertising inventory it receives in exchange for the provision of its traffic services to radio and television stations.  Substantially all of Traffic.com’s revenue from its enhanced website and from personalized wireless services that it offers through its website will be derived from advertising customers.  Traffic.com’s success in attracting Internet advertisers will depend, in large part, on its ability to significantly increase the number of visitors to its website, the number of its registered users and the volume of its personalized wireless services delivered to consumers.  Traffic.com has no significant operating history in conducting its business through the Internet or in attracting Internet advertisers.  Prior to the acquisition, Traffic.com has had minimal revenue from Internet and wireless advertising.  If we fail to significantly increase the number of visitors to Traffic.com’s website and the related advertising revenue, our ability to grow Traffic.com’s business will be adversely affected.

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

As of December 31, 2007, Traffic.com had formal agreements with state and local agencies that enable it to install, operate and maintain its sensor network on public highways in more than 26 major metropolitan areas.  Traffic.com’s agreement with the Utah Department of Transportation also provides for the integration of their probe data into Traffic.com’s Traffic Information Management System in Salt Lake City.  In addition, Traffic.com has agreements with state and local agencies that enable it to acquire government data that it uses to produce traffic reports.  Traffic.com needs similar agreements to enable it to install, operate and maintain its sensors on public highways, and to acquire government data in additional metropolitan areas.

Among the factors that could materially adversely affect Traffic.com’s federal and state and local government contracting business are:

·      budgetary constraints affecting government spending generally, and annual changes in fiscal policies or available funding;

·      failure by it to comply with the requirements of the agreements, including failure to comply with data specifications and performance measures under its subcontract with the U.S. DOT, which could lead to various remedies being pursued against it, including contract termination, liquidated damages or a local public agency having the right to buy from it all system hardware including, among other items, sensor poles, solar panels and any components from system upgrades for a particular deployment area at fair market value;

·      changes in government programs, priorities, procurement policies, permit policies or requirements;

·      new legislation, regulations or government policy changes on the nature and amount of services the government may obtain from private contractors; and

·      delays in the payment of its invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons.

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

Traffic.com has had repeat business from many of its key advertisers, however the majority of these arrangements do not obligate these key advertisers to make any minimum or specified level of purchases and the terms of these agreements may change from year to year.  Therefore, Traffic.com’s relationships with these key advertisers may not continue in the future, and Traffic.com generally is not guaranteed any minimum level of revenue from them.  The loss of one or more of Traffic.com’s large advertisers without replacement by other advertisers of similar size, or fewer or smaller orders, would adversely affect Traffic.com’s revenue.  If we were to fail to attract other large customers to replace this revenue or if we did not increase revenue from existing customers, Traffic.com’s future revenue would not reach or exceed its historical levels.  Further, spending on advertising tends to decline during an economic recession or downturn.  As a result, Traffic.com’s advertising revenue is likely to be adversely affected by a recession or downturn in the United States economy, the economy of an individual geographic market in which it derives significant advertising revenue or other events or circumstances that adversely affect advertising activity.

The issuance of shares of our common stock to Traffic.com stockholders as a result of our acquisition of Traffic.com and charges associated with the acquisition may have a negative impact on our earnings per share.

As a result of the acquisition of Traffic.com, approximately 3.9 million shares of our common stock have been issued to Traffic.com stockholders, including 57,443 shares issued to Robert Verratti, the former Chief Executive Officer of Traffic.com, pursuant to a bonus payable to him in connection with the acquisition.  Based on the increased number of our shares outstanding following the acquisition, Traffic.com’s historical operating losses, the accounting charges related to the acquisition and the potential for additional costs associated with integrating Traffic.com into our business, the acquisition may result in lower earnings per share than would have been earned by us in the absence of the acquisition.  We expect that over time the acquisition will yield cost and revenue synergies and other benefits to us such that the acquisition will ultimately be accretive to earnings per share.  However, we cannot assure you that an increase in earnings per share will be achieved.  In order to achieve increases in earnings per share as a result of the acquisition, we will, among other things, need to increase Traffic.com’s revenues, including significantly growing the business of providing traffic data to new media distribution channels (such as Internet, wireless and in-vehicle navigation applications) and the corresponding advertising revenue associated therewith, successfully integrate Traffic.com’s operations into our business and reduce Traffic.com’s historic increases in operating expenses.

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

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against the Company in the United States District Court for the Northern District of California.  The complaint alleges that the Company violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that the Company intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices.  On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that the Company controls a predominant share of variously defined markets for digital map data and has entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that the Company, through its license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws.  On November 2, 2005, the Court dismissed some, but not all, of Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of actions and essentially the same allegations as in its first amended complaint and the Company filed an answer denying Tele Atlas’ claims.  On February 19, 2007, Tele Atlas filed a Motion for Leave to Amend and Supplement Second Amended Complaint, seeking to file a third amended complaint based on the same causes of action and allegations as in its second amended complaint.  Tele Atlas’s proposed third amended complaint adds allegations regarding an additional defined market for digital map data and regarding the Company’s control, through the Company’s U.S. Patent No. 6,735,515, of a technology market consisting of methods and systems designed to continuously provide driver assistance systems with updated data about paths along roads onto which a motor vehicle can travel from its current position, and use of such control to enter into a patent licenses and/or other agreements in a manner that violates federal and state antitrust laws.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit.  The court granted Tele Atlas’s Motion for Leave and Tele Atlas’s Third Amended Complaint was filed under seal on May 11, 2007.  Fact and expert discovery has closed and the period for filing summary judgment motions has ended. The Company filed summary judgment motions seeking decisions in the Company’s favor on all of Tele Atlas’ claims.  This action is scheduled to begin a jury trial on July 14, 2008.  The Company believes that Tele Atlas’ claims are without merit.  The Company intends to take all necessary steps to vigorously defend itself against this action; however, the Company cannot predict its outcome or potential effect, if any, on the Company’s business, financial position or results of operations.  A negative outcome could adversely affect the Company’s business, results of operations and financial condition.  Even if the Company prevails in this matter, the Company may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on its reputation with its customers and face similar governmental and private actions based on these allegations.

We have historically incurred operating losses and we may not achieve sustained profitability.

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception. For the years ended December 31, 2000 and 2001, we had operating losses of $51.3 million and $28.9 million, respectively, and net losses of $109.6 million and $116.5 million, respectively. As of December 31, 2007, we had an accumulated deficit of $14.0 million. Although we have achieved an operating profit and a net profit for the year ended December 31, 2002 and each fiscal year thereafter, we cannot assure you that our revenue will continue to grow at its current rate or that we will be able to maintain profitability in the future.

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

We have approximately 180 satellite and administrative offices in 32 countries worldwide. We have substantial operations in Europe. Approximately 64%, 62% and 55% of our total revenue for the years ended December 31, 2005, 2006 and 2007, respectively, were attributable to our European operations.  We expect a significant portion of our revenue and expenses will be generated by our European operations in the future. Accordingly, our operating results are and will continue to be subject to the risks of doing business in foreign countries, which could have a material adverse effect on our business. We also collect data in various foreign jurisdictions and outsource some software development and data production functions in foreign jurisdictions. The key risks to us of operating in foreign countries include:

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

Material portions of our revenue and expenses have been generated by our EMEA operations, and we expect that our EMEA operations will account for a material portion of our revenue and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, principally the euro. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Europe and other foreign markets in which we have operations. Accordingly, fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency in which we receive revenue and pay expenses.

For the year ended December 31, 2007, we generated approximately 56% of our total revenue, and incurred approximately 41% of our total costs in foreign currencies. Our EMEA operations reported revenue of $472.5 million for the year ended December 31, 2007. For the year ended December 31, 2007, every one cent change in the exchange ratio of the euro against the dollar resulted in a $3.4 million change in our revenue and a $1.8 million change in our operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in Europe or the United States. Given the volatility of exchange rates, we may not be able to manage effectively our currency translation and/or transaction risks, which may adversely affect our financial condition and results of operations.

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

We have a significant amount of tax loss carryforwards and interest expense carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have recognized the value of these future tax deductions in our consolidated balance sheet at December 31, 2007. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. While we believe that sufficient positive evidence exists to support our determination that the realization of our deferred tax assets is more likely than not, we cannot assure you that we will have profitable operations in the future that will allow us to fully realize those assets.

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

This annual report on Form 10-K for the year ended December 31, 2007 includes our management’s report stating that our management has assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2007, and has concluded that as of December 31, 2007, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, if our management identifies one or more material weaknesses in our internal control over financial reporting in the future in accordance with our annual assessment, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective for any fiscal year, or if our auditors are unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Likewise, if we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required to support their opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Except with respect to our automobile manufacturer customers for whom we make and distribute copies of our database, we rely on our customers to report the amount of license fees owed to us under our agreements with them. The majority of our agreements, including those with our key customers, give us the right to audit their records to verify this information. However, these audits can be expensive, time-consuming and possibly detrimental to our ongoing business relationships with our customers. As a result, to date we have only audited a small number of customers in any given year and have relied primarily on the accuracy of our customers’ reports. To the extent those reports are inaccurate, the revenue we collect from our customers could be materially less than the amount we should be receiving from them. Though we believe the revenue lost from underreporting has not been material historically, we cannot estimate the impact of underreporting in the future.

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

Our investment in marketable securities are subject to risks that may result in losses.

Our investment in marketable securities are subject to risks that may result in losses. We invest our excess cash balances in several types of securities, including notes and bonds issued by governmental agencies or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government, those issued by state, local or other governmental entities, and those guaranteed by entities affiliated with governmental entities. These investments are investment grade and meet our internal investment policy.

At December 31, 2007, our short-term investments included auction rate securities issued by state, local and other governmental entities, or guaranteed by entities affiliated with governmental entities. They have long-term maturities, but the interest rates are reset periodically through an auction process which provides opportunities for holders of the securities to liquidate their positions.

Our short-term investments are subject to fluctuations in market value and yield based upon changes in market conditions, including interest rate, liquidity, general economic conditions and conditions specific to the issuer.

Recently, insufficient market liquidity has impacted the general debt market and our ability to liquidate certain of our auction rate securities as originally scheduled. None of the securities in which we are invested have experienced defaults.

If our ability to liquidate these securities is limited, we could experience losses in our investment portfolio and our ability to access additional cash could be more restricted.

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

Location	Use/Purpose	Square Footage	Lease Expiration
Chicago, IL	Corporate Headquarters	300,440	September 30, 2022
Fargo, ND	Production Facility	56,500	September 30, 2011
Veldhoven, The Netherlands	European Headquarters	41,505	March 14, 2011

 In addition to these facilities, we also have 180 satellite and administrative offices in 32 countries worldwide.

Item 3.  Legal Proceedings.

On April 22, 2005, Tele Atlas filed a complaint against us in the United States District Court for the Northern District of California.  The complaint alleges that we violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that we intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices.  On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that we control a predominant share of variously defined markets for digital map data and have entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that we, through our license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws.  On November 2, 2005, the Court dismissed some, but not all, of Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of actions and essentially the same allegations as in its first amended complaint and we filed an answer denying Tele Atlas’ claims.  On February 19, 2007, Tele Atlas filed a Motion for Leave to Amend and Supplement Second Amended Complaint, seeking to file a third amended complaint based on the same causes of action and allegations as in its second amended complaint.  Tele Atlas’s proposed third amended complaint adds allegations regarding an additional defined market for digital map data and regarding our control, through our U.S. Patent No. 6,735,515, of a technology market consisting of methods and systems designed to continuously provide driver assistance systems with updated data about paths along roads onto which a motor vehicle can travel from its current position, and use of such control to enter into a patent licenses and/or other agreements in a manner that violates federal and state antitrust laws.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit.  The court granted Tele Atlas’s Motion for Leave and Tele Atlas’s Third Amended Complaint was filed under seal on May 11, 2007.  Fact and expert discovery has closed and the period for filing summary judgment motions has ended.  We filed summary judgment motions seeking decisions in our favor on all of Tele Atlas’ claims.  This action is scheduled to begin a jury trial on July 14, 2008.  We believe that Tele Atlas’ claims are without merit.  We intend to take all necessary steps to vigorously defend ourselves against this action; however, we cannot predict its outcome or potential effect, if any, on our business, financial position or results of operations.  A negative outcome could adversely affect our business, results of operations and financial condition.  Even if we prevail in this matter, we may incur significant costs in connection with our defense, experience a diversion of management time and attention, realize a negative impact on its reputation with our customers and face similar governmental and private actions based on these allegations.

On October 4, 2007, a shareholder class action and derivative complaint was filed by Monroe County Employees Retirement System in the United States District Court for the Northern District of Illinois. This lawsuit purported to be brought on behalf of all NAVTEQ stockholders and derivatively on behalf of NAVTEQ and named the members of the NAVTEQ Board of Directors and NAVTEQ as defendants. On October 9, 2007, a second shareholder class action complaint was filed by Karen Rosenberg in the Circuit Court of Cook County, Illinois. This lawsuit also purported to be brought on behalf of all NAVTEQ stockholders and named the members of the NAVTEQ Board of Directors, NAVTEQ, and Nokia Inc. as defendants. Both complaints alleged, among other things that the NAVTEQ Board of Directors violated its fiduciary duties to NAVTEQ stockholders by entering into the merger agreement. The second complaint also alleged that Nokia Inc. aided and abetted the NAVTEQ Board of Directors in its alleged violation of fiduciary duties. Both complaints sought to enjoin the merger and monetary relief. NAVTEQ denies all of the allegations in these lawsuits, including any allegation its current disclosures with regard to the merger are false, misleading, or incomplete in any way.  Nevertheless, without admitting any liability or wrongdoing, NAVTEQ and the other defendants have agreed to settle the lawsuits in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of delay to the closing of the merger posed by these lawsuits.  On January 25, 2008, the parties in both actions entered into a memorandum of understanding for settlement of the claims under which NAVTEQ agreed, without any admission of liability or wrongdoing, to (1) modify the appraisal rights of NAVTEQ’s shareholders, (2) make certain additional disclosures regarding the merger transaction in a Form DEFA14A, (3) make certain additional confirmatory discovery available to the plaintiffs to confirm the fairness and adequacy of the settlement, and (4) pay the sum of $1,000,000 to plaintiffs’ counsel for their fees and reimbursement of expenses and costs.  This payment will not affect the merger consideration to be paid to NAVTEQ’s shareholders in connection with the merger.  The details to the settlement will be set forth in a notice to be sent to NAVTEQ’s shareholders prior to a hearing before the court to consider the settlement.  The settlement is subject to the parties agreeing upon and executing appropriate stipulations of settlement and such other documentation as may be required to obtain approval of the settlement from the Federal Court and dismissal of both the Federal and State actions, which stipulation will provide, among other things: (i) for the certification as an opt-out class for settlement purposes of all persons who owned NAVTEQ common stock as of July 30, 2007 through and including the sale of NAVTEQ as contemplated in the merger, and their successors in interest and transferees, under Rule 23 of the Federal Rules of Civil Procedure or its State Court rule equivalent; (ii) for entry of a judgment of dismissal with prejudice in both the Federal and State actions; and (iii) for a release and settlement of all known and unknown claims against defendants, including Nokia, and their respective various related persons, which have been or could have been asserted by any member of the proposed class, based upon, arising from, or related to any matter discussed in the November 13, 2007 Proxy or any disclosure related thereto or the actual or alleged acts or omissions of defendants relating to the merger.  The stipulation will further provide that defendants have denied and continue to deny that they have committed or attempted to commit any violations of law or breached any duty owed to NAVTEQ or its stockholders or otherwise.  The settlement is subject to: (a) the drafting and execution of the definitive settlement documents; (b) final approval from the Federal Court of the settlement and dismissal of both the Federal and State Actions with prejudice and without awarding costs to any party (except for NAVTEQ’s payment of $1,000,000 as discussed above); and (c) consummation of the merger.

We are subject to various other legal proceedings and claims arising in the ordinary course of our business.  We do not believe that any of these other legal proceedings or claims will materially affect our business, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held a special meeting of the stockholders on December 12, 2007 to vote on (i) a proposal to adopt the Agreement and Plan of Merger, dated as of October 1, 2007, by and among Nokia Inc., North Acquisition Corp., Nokia Corporation and NAVTEQ and (ii) a proposal to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to adopt the merger agreement.  The following is a tabulation of the votes cast:

	For	Against	Abstain	Broker Non-Votes
Approval of the proposal to adopt the Agreement and Plan of Merger dated as of October 1, 2007, by and among Nokia Inc., North Acquisition Corp., Nokia Corporation and the Corporation	74,207,512	259,848	36,418	—

Approval of the proposal to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to adopt the merger agreement	71,630,379	2,825,464	47,935	—

PART II

 Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “NVT.”  The following table sets forth the high and low sales prices per share of our common stock for each quarter of 2006 and 2007:

	High	Low
2007
4th Quarter	$78.00	$74.20
3rd Quarter	79.27	42.27
2nd Quarter	45.99	34.28
1st Quarter	37.84	30.44

2006
4th Quarter	$37.25	$25.14
3rd Quarter	45.00	23.73
2nd Quarter	55.86	37.25
1st Quarter	51.59	40.00

Holders

As of February 13, 2008, our common stock was held by 259 stockholders of record.

Dividends

Except for a special cash dividend that was paid to our common stockholders on June 18, 2004, we have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. In addition, neither we nor our subsidiaries may pay any cash dividends with respect to any shares of any class of our capital stock in accordance with our existing revolving credit agreement. This restriction materially limits our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, and in accordance with the revolving credit agreement. Our ability to pay dividends also may be limited by financing or other agreements that we may be a party to or enter into in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the Company’s securities authorized for issuance under equity compensation plans.

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

We did not sell any other equity securities during the fiscal year ended December 31, 2007 that were not registered under the Securities Act.

Repurchases of Our Common Stock

We have not repurchased any of our common stock, or announced any programs or plans to repurchase any of our common stock, during the year ended December 31, 2007.

Item 6.  Selected Financial Data.

The following selected historical consolidated financial data as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006 and 2007 have been derived from the audited consolidated financial statements of NAVTEQ, appearing elsewhere in this document. The following selected historical consolidated financial data as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 have been derived from the audited consolidated financial statements of NAVTEQ, which are not included herein. The historical results presented below are not necessarily indicative of the results to be expected in any future period.  The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto appearing elsewhere in this document.

NAVTEQ CORPORATION AND SUBSIDIARIES

(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2004	2005	2006	2007

Consolidated Statement of Operations Data:
Net revenue	$272,623	392,858	496,512	581,619	853,387

Operating costs and expenses:
Database creation and distribution costs (1)	133,119	197,089	236,405	275,449	395,778
Selling, general and administrative expenses (1)	75,746	101,183	125,851	152,474	231,458
Total operating costs and expenses	208,865	298,272	362,256	427,923	627,236

Operating income	63,758	94,586	134,256	153,696	226,151

Interest income, net	380	1,134	4,237	11,257	18,223
Other income (expense), net	6,163	(1,892)	498	(1,008)	(339)

Income before income taxes	70,301	93,828	138,991	163,945	244,035

Income tax expense (benefit) (2)	(165,514)	39,762	(31,839)	54,481	71,085

Net income	235,815	54,066	170,830	109,464	172,950

Cumulative effect of change in accounting principle	—	—	—	506	—

Net income	$235,815	54,066	170,830	109,970	172,950

Earnings per share of common stock:
Basic	$2.81	0.62	1.90	1.18	1.78
Diluted	$2.69	0.59	1.81	1.15	1.73

Weighted average shares used in per share computation:
Basic	84,062	86,509	90,115	93,029	97,350
Diluted	87,593	92,001	94,198	95,713	99,985

	As of December 31,
	2003	2004	2005	2006	2007

Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,982	30,101	85,070	122,335	159,857
Cash on deposit with affiliate	65,307	—	—	—	—
Marketable securities	—	72,930	133,728	200,196	302,981
Working capital	82,088	97,587	190,945	272,144	410,779
Deferred income tax assets (2)	172,065	142,765	211,848	196,623	238,492
Total assets	325,165	364,708	615,888	794,701	1,321,817
Total stockholders’ equity	217,911	232,818	490,064	649,381	1,006,574

	Year Ended December 31,
	2003	2004	2005	2006	2007

Consolidated Statement of Cash Flow Data:
Cash flow provided by operating activities	$65,948	106,422	137,753	140,008	292,946

Capital expenditures	(9,269)	(12,875)	(10,466)	(17,834)	(74,606)
Capitalized software development costs	(9,966)	(12,792)	(12,369)	(9,055)	(20,552)
Total capital expenditures and capitalized software development costs	(19,235)	(25,667)	(22,835)	(26,889)	(95,158)

Depreciation and amortization	12,030	15,568	23,070	29,700	42,931

(1)           Certain 2003, 2004 and 2005 expenses have been reclassified to “Database creation and distribution costs” that had been previously reported in “Selling, general and administrative expenses.”

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

On October 1, 2007, we entered into an Agreement and Plan of Merger (“Nokia Merger Agreement”) with Nokia Inc., a Delaware corporation (“Parent”), North Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”) and, for certain purposes set forth in the Nokia Merger Agreement, Nokia Corporation, a corporation organized and existing under the laws of the Republic of Finland.  Subject to the terms and conditions of the Nokia Merger Agreement, Purchaser will be merged with and into us (the “Nokia Merger”), each outstanding share of our common stock, par value $0.001 per share, will be converted into the right to receive $78.00 in cash, without interest, and we will survive the Nokia Merger as a wholly-owned subsidiary of Parent. All unvested options to purchase common stock will accelerate and vest in full immediately prior to the consummation of the Nokia Merger. Option holders will receive a cash payment for each option held equal to the excess of $78.00 over the applicable option exercise price, less taxes.

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

We expect that our revenue and revenue growth will continue to be subject to a highly competitive environment.  We currently have several major competitors in providing map information, including Tele Atlas N.V. (which recently announced an agreement to be acquired by TomTom N.V.), internet-based mapping sites and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use, as well as many local competitors in geographic areas outside of North America and Europe. Also, AND Automotive Navigation Data  has announced that it will be expanding its coverage of mapping data that supports navigation from countries of Eastern Europe to countries of Western Europe, and Facet Technologies has announced its launch of mapping data that supports navigation for the United States, with plans to expand to Canada and Europe. Governmental and quasi-governmental agencies also are making more map data information with greater coverage and content, and higher quality, available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services which incorporate our map database.  Several companies are also now providing aerial, satellite and other location-based imagery which provides our customers with an alternative to our map data and makes it less costly and time-consuming for competitors to build a high quality map database similar to our database. In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressures.  We expect that we will continue to operate in a highly competitive environment following the closing of TomTom’s acquisition of Tele Atlas.

Additionally, we have intense competition in providing traffic information to radio and television stations across the United States as Traffic.com derives the majority of its revenues via advertising on radio and television stations. We have several major competitors, including Westwood One and Clear Channel Communications, that have the ability to provide these services to radio and television stations as well, which could result in price reductions, reduced profit margins or loss of business. These competitors have longer operating histories with respect to traffic information and more established relationships with advertisers. Our traffic data also competes with smaller, start-up companies that make use of publicly available traffic data from government sources.

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

On January 1, 2006, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”  This requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations. The cost will be recognized over the requisite service period based on fair values measured on grant dates.  We recognized stock-based compensation expense of $14,501 and $20,844 for the years ended December 31, 2006 and 2007, respectively. We also recorded a cumulative effect of changing to SFAS No. 123(R) resulting in income of $506 (net of income tax expense of $312) in the first quarter of 2006.

Income Taxes

As of December 31, 2007, we had U.S. net operating loss carryforwards for Federal and state income tax purposes of approximately $374,309 and $224,484, respectively. Net operating loss carryforwards are available to reduce future taxable income subject to expiration. Various amounts of our net operating loss carryforwards expire, if not utilized, each year until 2027.

The Company also has available tax credit carryforwards of approximately $4,217 and $1,930 for U.S. Federal and state tax purposes, respectively.

If not utilized, U.S. Federal and state net operating loss carryforwards expire through 2027 and U.S. Federal tax credit carryforwards expire through 2022, as follows:

Year of expiration	Federal net operating loss carryforwards	State net operating loss carryforwards	Federal tax credit carryforwards
2008	$—	—	114
2009	—	7	28
2010	—	866	102
2011	12,268	298	186
2012	29,142	2,592	459
Thereafter through 2027	332,899	220,721	3,328
	$374,309	224,484	4,217

As of December 31, 2007, we had U.S. interest expense carryforwards for both U.S. Federal and state income tax purposes of approximately $185,333. There is no expiration date for U.S. state tax credit carryforwards and U.S. Federal interest expense carryforwards.

Cash and Liquidity

Prior to the year ended December 31, 2002, we had been unprofitable on an annual basis since our inception, and, as of December 31, 2007, we had an accumulated deficit of $13,964.

As of December 31, 2007, our balance of cash and cash equivalents and marketable securities was $462,838, compared to $322,531 as of December 31, 2006, which represents an increase of $140,307.

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

Historically, we had not engaged in activities to hedge our foreign currency exposures. On April 22, 2003, we entered into a foreign currency derivative instrument to hedge certain foreign currency exposures related to intercompany transactions. The underlying intercompany loan was repaid in the second quarter of 2006 and the instrument has been terminated. See Note 8 to our Consolidated Financial Statements for additional information on this foreign currency derivative instrument. For the year ended December 31, 2007, we generated approximately 56% of our net revenue and incurred approximately 41% of our total expenses in foreign currencies. Our European operations reported revenue of $472,523 for the year ended December 31, 2007. Due to an increase in the exchange rate of the euro against the dollar, as compared to 2006, European revenue was approximately $34,013 higher than what would have been reported had the exchange rate not increased. Based on the results of the year ended December 31, 2007, every one cent change in the exchange rate of the euro against the dollar resulted in approximately a $3,400 change in our revenue and approximately a $1,800 change in our operating income. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our revenue in the future. For the years ended December 31, 2006 and 2007, our revenue from Garmin International accounted for approximately 9% and 15% of our total revenue, respectively.  For the years ended December 31, 2006 and 2007, our revenue from BMW AG accounted for approximately 12% and 9% respectively, of our total revenue. In addition, sales to our top 15 customers for the years ended December 31, 2005, 2006 and 2007 accounted for approximately 76%, 71% and 65% of our revenue, respectively.

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

Impairment of Long-lived Assets

As of December 31, 2006 and 2007, our long-lived assets consisted of property and equipment, internal-use software and acquired intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, goodwill is reviewed on at least an annual basis as well to determine if our recorded goodwill amounts are impaired in any manner. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

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

As of December 31, 2007, we had a valuation allowance for deferred tax assets of $3,190 related to U.S. state, Mexican, and Korean net operating loss carryforwards, and U.S. Federal research and experimental tax credits.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could affect our financial position and net income, may be required.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2007

Operating Income, Net Income and Net Income Per Share of Common Stock.    Our operating income increased from $153,696 in 2006 to $226,151 in 2007, due primarily to revenue growth.  This revenue growth was partially offset by higher operating expenses.  Our net income increased from $109,970 in 2006 to $172,950 in 2007 due to the higher operating income, lower effective tax rate and an increase in interest income.  Basic net income per share of common stock increased from $1.18 in 2006 to $1.78 in 2007. Diluted net income per share of common stock increased from $1.15 in 2006 to $1.73 in 2007.

The following table highlights changes in selected line items, which are material to our results of operations. An analysis of the factors affecting each line is provided in the paragraphs that appear after the table.

	2006	2007	Change	% Change
Net revenue	$581,619	853,387	271,768	46.7%
Database creation and distribution costs	275,449	395,778	120,329	43.7%
Selling, general and administrative expenses	152,474	231,458	78,984	51.8%
Other income	10,249	17,884	7,635	74.5%
Income tax expense	54,481	71,085	16,604	30.5%

Net Revenue. The increase in net revenue was primarily due to an increase in database licensing, resulting primarily from increased unit sales to customers, and to a lesser extent, an increase in advertising revenues, which is primarily attributable to acquisitions.  Growth occurred in both the EMEA and Americas geographic regions in 2007.  EMEA revenue increased 31.2% from $360,056 in 2006 to $472,523 in 2007.  Americas revenue increased 72.7% from $216,150 in 2006 to $373,303 in 2007.  EMEA and Americas revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors, automobile manufacturers and mobile device manufacturers.  In addition, advertising revenue of $49,574, primarily related to the Traffic.com acquisition, also contributed to the increase in Americas revenue in 2007.  Differences in foreign currency translation increased revenue within EMEA operations by approximately $34,013 during 2007 as compared to 2006.  Excluding the effect of the foreign currency translation, EMEA revenue would have grown 21.8% in 2007 as compared to 2006. Approximately 12% and 15% of our revenues from 2006 and 2007, respectively, came from one customer in each year, although these were two different customers.

Database Creation and Delivery Costs.  The increase in database creation and delivery costs was due primarily to geographic expansion, quality improvements and increased costs due to our three recent acquisitions.  The capitalization of $9,055 and $20,552 for 2006 and 2007, respectively, for internal-use software reduced our expenses in those periods. An unfavorable foreign currency translation effect increased expenses within EMEA operations by approximately $12,134 in 2007 as compared to 2006.

Approximately 52% of our database creation and delivery costs for 2007 were comprised of personnel, software amortization, stock-based compensation, occupancy, and other business infrastructure expenses. Our direct delivery costs were approximately 20% of database creation and delivery costs in 2007.  Our direct delivery costs were approximately 32% of our database creation and delivery costs in 2007.  Database creation and delivery costs for The Map Network, which was acquired in December 2006, and Traffic.com, which was acquired in March 2007, were approximately $6,015 and $46,723 in 2007, respectively. Database creation and delivery costs for The Map Network were approximately $128 in 2006.  Database creation and delivery costs for Mapsolute were approximately $801 in 2007.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force, expanding the breadth of our product offerings and expenses related to improving our infrastructure to support future growth, costs incurred related to our pending acquisition by Nokia and increased costs due to three recent acquisitions. Stock based compensation expense of $11,665 was recorded in selling, general and administrative expense in 2006, compared to $17,074 in 2007.  An unfavorable foreign currency translation effect increased expenses within EMEA operations by approximately $5,194 for 2007 as compared to 2006.   Costs incurred related to our pending acquisition by Nokia were $6,600 in 2007. Selling, general, and administrative expenses for The Map Network and Traffic.com were approximately $6,579 and $24,797 in 2007, respectively. Selling, general and administrative expenses for The Map Network were approximately $248 in 2006. Selling, general and administrative expenses for Mapsolute were approximately $2,875 in 2007.

Approximately 73% of our selling, general, and administrative expenses for 2007 were comprised of personnel, stock-based compensation, occupancy and other business infrastructure expenses.  This base of expenses has increased as we have expanded our business.

Other Income.  Interest income increased from $11,269 in 2006 to $18,492 in 2007, primarily due to higher average investment balances in 2007, as well as higher percentage returns on invested cash.

Income Tax Expense.  The increase in income tax expense is primarily due to an increase in operating income in 2007 compared to 2006, which is partially offset by a decrease in the effective tax rate.  The effective tax rate in 2006 was 33.2%, as compared to 29.1% in 2007.  The decrease in the effective tax rate was primarily due to legislation in the Netherlands that reduced the 2006 statutory corporate income tax rate from 29.60% to a 2007 statutory corporate income tax rate of 25.50%.

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

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income. As of December 31, 2007, cash and cash equivalents and marketable securities totaled $462,838 compared to cash and cash equivalents and marketable securities as of December 31, 2006 in the amount of $322,531, which represents an increase of $140,307.

On November 30, 2007, we extended  through our operating subsidiary for North America, our revolving line of credit that was scheduled to mature on December 1, 2007.  Pursuant to the terms of the line of credit, we may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  We have guaranteed our operating subsidiary’s obligations under this facility.  As of December 31, 2007, there were no outstanding borrowings against this line of credit. This line of credit expires on December 1, 2008.

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

During 2007, we utilized approximately $90,490, net of the cash acquired, in cash to fund acquisitions, which primarily related to the acquisitions of Traffic.com and Mapsolute. The majority of the merger consideration for Traffic.com was paid in shares of our common stock and the conversion of outstanding Traffic.com stock options and warrants into options and warrants to purchase our common stock.

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

The following table presents our contractual cash obligations as of December 31, 2007:

Payments Due by Period

Contractual Cash Obligations	Total	1 year or less	1-3 years	4-5 years	After 5 years
Operating leases	$166,242	23,081	38,134	21,110	83,917

We do not have any off-balance sheet arrangements other than the operating leases identified in the table above. The above table excludes the liability for unrecognized tax benefits as such are not contractual cash obligations by nature.  We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle.

Cash and cash equivalents increased by $37,522 during the year ended December 31, 2007. The changes in cash and cash equivalents for the periods ended are as follows:

	Year Ended Dec. 31,
	2005	2006	2007
Cash provided by operating activities	$137,753	140,008	292,946
Cash used in investing activities	(94,530)	(134,813)	(284,020)
Cash provided by financing activities	14,190	26,256	19,579
Effect of exchange rates on cash	(2,444)	5,814	9,017
Increase in cash and cash equivalents	$54,969	37,265	37,522

Operating Activities

For each of the past three fiscal years, net cash provided by operating activities has improved significantly, primarily as a result of improved operating results driven by increased demand for our products. In general, the growth in our operating assets and liabilities has coincided with the profitable growth in our business. Accounts receivable increased $29,693, $40,213 and $46,915 for the years ended December 31, 2005, 2006 and 2007, respectively, primarily due to the overall growth in our revenue. Prepaid expenses and other current assets increased by $5,006 and $13,527 for the years ended December 31, 2005 and 2007, respectively, due to the overall growth of our business and an increase in taxes receivable in 2007.  Accounts payable increased $6,057 during the year ended December 31, 2005 primarily due to expenses incurred related to the growth of our operations and the timing of the related payments. Accrued payroll and related liabilities increased $11,103 during 2007 primarily due to the accrual of annual employee compensation programs that was paid in the first quarter of 2008. Accrued rebates increased $11,993 and $45,370 for the years ended December 31, 2006 and 2007, respectively, due to rebates earned by our customers, which are fulfilled during the year subsequent to their accrual. Deferred revenue decreased by $10,442 and increased by $14,961 for the years ended December 31, 2006 and 2007, respectively, primarily due to the timing of the receipt and the ability to recognize revenue related to customer prepayments. Other long-term obligations increased by $24,915 during 2007 primarily due to an increase in a deferred lease liability related to leasehold incentives received in our new headquarters building in Chicago.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, investments in marketable securities and capital expenditures, and acquisitions. We experienced temporary excess funds that were provided from operations in 2005, 2006, and 2007.  We invested those excess funds in cash equivalents and marketable securities.   During 2005, 2006 and 2007, we invested $62,260, $65,408 and $98,372, respectively, in marketable securities.

In 2005, we paid $8,234, net of the cash received, for the acquisition of our Korean subsidiary. In 2006, we paid $42,216, net of the cash received, for the acquisitions of The Map Network, Inc. and a digital mapping business from gedas Mexico, S.A. de C.V. In 2007, we paid, net of the cash acquired, $90,490 primarily for the acquisitions of Traffic.com and Mapsolute.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers. Capitalized costs totaled $12,369, $9,055 and $20,552 for 2005, 2006, and 2007, respectively.  We expect the capitalized costs related to software developed for internal use to be approximately $25,000 to $35,000 in 2008.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure. Capital expenditures totaled $10,466, $17,834 and $74,606 during 2005, 2006 and 2007, respectively.  We expect capital expenditures to total approximately $70,000 to $85,000 in 2008.

Financing Activities

In 2006 and 2007, we received $26,256 and $19,579, respectively, related to the issuance of common stock pursuant to our stock incentive plans.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” SFAS 141R improves financial reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combinations. SFAS 141R includes both core principles and pertinent application guidance, eliminating the need for numerous Emerging Issues Task Force issues and other interpretive guidance. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are evaluating the effect SFAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are evaluating the effect SFAS 160 will have on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We invest our cash in highly liquid cash equivalents and marketable securities. A percentage point change in interest rates would result in an approximately $3,000 increase or decrease to interest income depending on the direction of the interest rate change.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 2004, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in providing such reasonable assurance.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We acquired Traffic.com, Inc. during 2007, and we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, Traffic.com Inc.’s internal control over financial reporting associated with total assets of $269,311 and total revenues of $47,197 included in our consolidated financial statements as of and for the year ended December 31, 2007. As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation that occurred during our last fiscal quarter (the fourth quarter of 2007) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NAVTEQ Corporation:

We have audited NAVTEQ Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   NAVTEQ Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NAVTEQ Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

NAVTEQ Corporation acquired Traffic.com, Inc. during 2007, and management excluded from its assessment of the effectiveness of NAVTEQ Corporation’s internal control over financial reporting as of December 31, 2007, Traffic.com Inc.’s internal control over financial reporting associated with total assets of $269,311 and total revenues of $47,197 included in the consolidated financial statements of NAVTEQ Corporation as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of NAVTEQ Corporation also excluded an evaluation of the internal control over financial reporting of Traffic.com, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NAVTEQ Corporation and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

February 29, 2008

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers.

Executive Officers and Directors.

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included under the captions “Proposal No. 1 — Election of Directors,” “Information About the Board of Directors” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement related to the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference. If the Proxy Statement is not filed within this 120 day period, we will file an amendment to this Annual Report on Form 10-K to provide the required information.

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

Stockholders may also obtain a copy of the Code of Ethics and Business Conduct by submitting a request for such copy to NAVTEQ, c/o Corporate Secretary, 425 W. Randolph Street, Chicago, Illinois 60606.

Committee Charters and Corporate Governance Guidelines

A copy of the charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines are available on our web site at  www.navteq.com  under “Investor Relations — Corporate Governance.”  Stockholders may also obtain copies of these charters and our Corporate Governance Guidelines by submitting a request for any such copy to NAVTEQ, c/o Corporate Secretary, 425 W. Randolph Street, Chicago, Illinois 60606.

Procedures to Recommend Nominees

There has not been any material change to the procedures by which security holders may recommend nominees to our board of directors that were implemented since the description of such policy in our Proxy Statement related to the 2007 Annual Meeting of Stockholders.

Audit Committee

The Board of Directors has adopted a written charter that outlines the duties of the Audit Committee. A copy of this charter is available on our web site at  www.navteq.com  under “Investor Relations—Corporate Governance.” A hard copy of the charter is also available upon written request to the Corporate Secretary, 425 W. Randolph Street, Chicago, Illinois 60606. The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits conducted by our internal audit staff and the audits of our financial statements by our independent auditors. Its duties include:

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

Item 11.  Executive Compensation

The information required by this item is included under the caption “Information about the Board of Directors — Board of Directors Compensation”, “Executive Compensation” ‘Compensation Committee Interlocks and Insider participation” and “Compensation Committee Report”   in our Proxy Statement related to the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference. If the Proxy Statement is not filed within this 120 day period, we will file an amendment to this Annual Report on Form 10-K to provide the required information.

PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item related to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of NAVTEQ” in our Proxy Statement related to the 2008 Annual Meeting of Stockholders  to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference. If the Proxy Statement is not filed within this 120 day period, we will file an amendment to this Annual Report on Form 10-K to provide the required information.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007, regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	6,813,327	$16.95	7,010,768
Equity compensation plans not approved by security holders	—	—	—
Total	6,813,327	$16.95	7,010,768

The number of securities remaining available for future issuance under equity compensation plans set forth above represents shares available for issuance under the Company’s Amended and Restated 2001 Stock Incentive Plan.

Item 13.  Certain Relationships and Related Transactions.

The information required by this item related to director independence and certain transactions with related persons is included under the captions “Information about the Board of Directors — Independence” and “Transactions with Related Persons, Promoters and Certain Control Persons”, respectively, in our Proxy Statement related to the 2008 Annual Meeting of Stockholders  to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference. If the Proxy Statement is not filed within this 120 day period, we will file an amendment to this Annual Report on Form 10-K to provide the required information.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Other Matters” in our Proxy Statement related to our 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference. If the Proxy Statement is not filed within this 120 day period, the Company will file an amendment to this Annual Report on Form 10-K, to provide the required information.

PART V

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	See Item 8.

(a)(2)	See Item 8.

(a)(3)	Exhibits. See Exhibit Index immediately following the Signature Page.

(b)	Exhibits. See Exhibit Index immediately following the Signature Page.

(c)	Additional financial statement schedules. Schedule II - Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2008

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date

/s/ Judson C. Green	February 29, 2008
Judson C. Green
President, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ David B. Mullen	February 29, 2008
David B. Mullen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ James D. Murphy	February 29, 2008
James D. Murphy
Vice President and Corporate Controller (Principal Accounting Officer)

*	February 29, 2008
Richard J.A. de Lange Director

*	February 29, 2008
Christopher Galvin
Director

*	February 29, 2008
Andrew J. Green
Director

*	February 29, 2008
William L. Kimsey
Director

*	February 29, 2008
Scott D. Miller
Director

*	February 29, 2008
Dirk-Jan van Ommeren Director

*By:	/s/ Judson C. Green	February 29, 2008
Judson C. Green, as
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among NAVTEQ Corporation, NAVTEQ Holdings, B.V., NAVTEQ Holdings Delaware, Inc. and Traffic.com, Inc. dated as of November 5, 2006. (1)
2.2

Agreement and Plan of Merger by and among NAVTEQ Corporation, NAVTEQ Holdings, B.V., NAVTEQ Holdings Delaware II, Inc., The Map Network, Inc. and Gannett Satellite Information Network, Inc. dated as of
December 5, 2006. (2)

2.3	Agreement and Plan of Merger by and among Nokia Inc., North Acquisition Corp. and NAVTEQ Corporation dated as of October 1, 2007. (3)

3.1	Amended and Restated Certificate of Incorporation. (4)
3.2	Amended and Restated Bylaws. (4)
4.1	Specimen Common Stock Certificate. (4)
4.2	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and Judson C. Green. (*)(5)
4.3(a)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod. (*)(5)
4.3(b)	Stock Option Agreement dated as of May 15, 2002 between Navigation Technologies and John K. MacLeod. (*)(5)
4.4	Form of Subscription and Registration Rights Agreement by and between NAVTEQ Corporation and the Shareholders of Picture Map International Co., Ltd. (6)
4.5	Warrant to Purchase Shares of Common Stock of NAVTEQ Corporation issued to Hearst Communications, Inc. (7)

4.6	Warrant to Purchase Shares of Common Stock of NAVTEQ Corporation issued to National Electric Benefit Fund (7)

4.7	Warrant to Purchase Shares of Common Stock of NAVTEQ Corporation issued to PNC Bank, National Association (7)

10.1	Amended and Restated Employment Agreement dated as of April 30, 2004 between NAVTEQ Corporation and Judson C. Green. (*)(4)
10.2	Employment Agreement dated as of September 18, 2000 between Navigation Technologies and John K. MacLeod.(*)(8)

10.3	Employment Agreement dated as of December 1, 2002 between Navigation Technologies Corporation and David B. Mullen. (*)(5)
10.4	Form of Indemnification Agreement. (4)
10.5(i)	BMW Group International Terms and Conditions for the Purchase of Production Materials and Automotive Components dated September 24, 2001. (9)
10.5(ii)	Purchasing Terms and Conditions between BMW North America, Inc. and Navigation Technologies. (c)(10)
10.5(iii)	Agreement between BMW (South Africa) (Proprietary) Limited and Navigation Technologies B.V. commencing June 1, 1999 (the “South Africa Agreement”). (c)(10)
10.5(iv)	Amendment to South Africa Agreement. (c)(9)
10.5(v)	Warranty Agreement dated August 8, 1998 between Bayerische Motoren Werke and Navigation Technologies BV (the “Warranty Agreement”). (c)(9)
10.5(vi)	Letter regarding Warranty Agreement dated May 22, 2002 from Bayerische Motoren Werke to Navigation Technologies BV. (9)
10.5(vii)	Addendum to BMW Group International terms and conditions for the purchase of production materials and automotive components by and between BMW of North America (Buyer) and NAVTEQ (Seller). (c)(11)
10.5(viii)	Digital Roadmap License Agreement between Bayerische Motoren Werke Aktiengesellschaft (BMW) and NAVTEQ Europe B.V. dated May 8, 2007. (c)(12)
10.6	Credit Agreement dated as of November 9, 2004 between NAVTEQ North America, LLC and LaSalle Bank, National Association. (13)
10.7	Guaranty by NAVTEQ Corporation dated as of November 9, 2004 in favor of LaSalle Bank, National Association. (13)

10.8	Amendment No. 1 dated as of November 30, 2005 to Credit Agreement between NAVTEQ North America, LLC, NAVTEQ Corporation and LaSalle Bank, National Association. (14)
10.9	Amendment No. 2 dated as of November 30, 2006 to Credit Agreement between NAVTEQ North America, LLC, NAVTEQ Corporation and LaSalle Bank, National Association. (15)
10.10	Consent and Amendment No. 3 dated as of November 30, 2007 to Credit Agreement between NAVTEQ North America, LLC, NAVTEQ Corporation and LaSalle Bank, National Association. (16)

10.11	Memorandum regarding Director Compensation.* (17)
10.12	Form of Stock Option Agreement under NAVTEQ Corporation’s Amended and Restated 2001 Stock Incentive Plan.* (17)
10.13	Form of Restricted Stock Unit Agreement (Not Performance-Based) under NAVTEQ Corporation’s Amended and Restated 2001 Stock Incentive Plan.* (17)
10.14	Form of Restricted Stock Unit Agreement (Qualified Performance-Based Compensation under Section 162(m) of the Internal Revenue Code) under NAVTEQ Corporation’s 2001 Stock Incentive Plan.* (17)
10.15	Form of Restricted Stock Unit Agreement (Performance-Based) under NAVTEQ Corporation’s Amended and Restated 2001 Stock Incentive Plan.* (17)
10.16	Stock Purchase Agreement by and among NAVTEQ B.V., NAVTEQ Corporation, Picture Map International Co., Ltd. and All Shareholders of Picture Map International Co., Ltd. dated as of July 8, 2005. (6)
10.17	Amended and Restated 2001 Stock Incentive Plan*(18)
10.18	Amendments to stock option agreements between NAVTEQ Corporation and Denis Cohen dated August 17, 2006*(18)
10.19(a)

Stockholder Voting Agreement dated as of November 6, 2006 by and among NAVTEQ Corporation, NAVTEQ Holdings B.V., NAVTEQ Holdings Delaware, Inc., Traffic.com, Inc. and the person whose name appears on the signature page hereto as a Stockholder. (1)

10.19(b)

Stockholder Voting Agreement dated as of November 6, 2006 by and among NAVTEQ Corporation, NAVTEQ Holdings BV., NAVTEQ Holdings, Inc., Traffic.com, Inc. and the person whose name appears on the signature page hereto as a Stockholder (1)

10.20	Amended and Restated 2001 Stock Incentive Plan Restricted Stock Unit Agreement (Form for Directors)*(12)
10.21	Employment Agreement dated February 26, 2001 between Navigation Technologies Corporation and Jeffery L. Mize.*(7)
10.22	International Assignment Agreement dated March 2003 between Navigation Technologies Corporation and Jeffery L. Mize.*(7)
10.23

Traffic.com, Inc. Amended and Restated 1999 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Traffic.com, Inc.’s Registration Statement on Form S-1 (No. 333-127973) filed on August 31, 2005)

10.24	Traffic.com, Inc. 2005 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to Traffic.com, Inc.’s Registration Statement on Form S-1 (No. 333-127973) filed on January 24, 2006)
10.25	Amendment to Employment Agreement between NAVTEQ Corporation and Judson Green dated September 28, 2007*(19)
10.26	Amendment to Employment Agreement between NAVTEQ Corporation and David Mullen dated September 27, 2007*(19)
10.27	Amendment to Employment Agreement between NAVTEQ Corporation and John MacLeod dated September 26, 2007*(19)
10.28	Amendment to Letter of Employment between NAVTEQ Corporation and Jeffrey Mize dated September 27, 2007*(19)

10.29	NAVTEQ Deferred Executive Compensation Plan (Incorporated herein by reference to Exhibit 4.1 to NAVTEQ Corporation’s Registration Statement on Form S-8 (No. 333-146553) filed on October 5, 2007.)
10.30

Amendment No. 1 to the NAVTEQ Deferred Executive Compensation Plan (Incorporated herein by reference to Exhibit 4.2 to NAVTEQ Corporation’s Registration Statement on Form S-8 (No. 333-146553) filed on October 5, 2007.

10.31	Stock Purchase Agreement, dated as of November 6, 2007, by and among NAVTEQ German Holdings B.V., Mapsolute GbmH and the individuals listed on an exhibit thereto. (20)
10.32	(a) Data License Agreement between NAVTEQ Corporation (formerly known as Navigation Technologies Corporation) and Garmin International Incorporated effective July 1, 1999.
(b) Sixth Amendment to Data License Agreement between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ Europe B.V. effective March 1, 2004. (c)
(c) Seventh Amendment to Data License Agreement between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ Europe B. effective March 1, 2004 (c)
(d) Twentieth Amendment to Data License Agreement between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ B.V. effective July 2, 2007.
(e) Twenty-First Amendment to Data License Agreement between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ B.V. effective October 1, 2007. (c)

(f) Twenty-Second Amendment to Data License Agreement between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ B.V. effective October 1, 2007. (c)
(g) Twenty-Third Amendment to Data License Agreement between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ B.V. effective October 1, 2007. (c)
(h) Twenty-Fourth Amendment to Data License Agreement between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ B.V. effective October 1, 2007. (c)
(i) Twenty-Fifth Amendment to Data License Agreement between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ B.V. effective December 1, 2007(c)
(j) Twenty-Sixth Amendment to Data License Agreement between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ B.V. effective November 15, 2007(c).
(k) Twenty-Seventh Amendment to Data License Agreement between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ B.V. effective December 24, 2007(c)
(l) Amended and Restated Territory License No. 8 between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ Europe B.V. effective January 1, 2007(c).
(m) Amended and Restated Territory License No. 11 between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ Europe B.V. effective July 2, 2007(c)
(n) Territory License No. 15 between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ Europe B.V. effective January 1, 2007 (c)
(o) Territory License No. 16 between Garmin Corporation and Garmin International Inc., and NAVTEQ North America, LLC and NAVTEQ Europe B.V. effective May 25, 2007(c)
21	Subsidiaries of NAVTEQ.
23	Consent of KPMG LLP.
24	Power of Attorney by the Directors and Certain Officers.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)	Indicates management employment contracts or compensatory plans or arrangements.

(c)	Portions omitted pursuant to a request for confidential treatment.

(1)	Filed with NAVTEQ’s Current Report on Form 8-K dated November 6, 2006 and incorporated herein by reference.

(2)	Filed with NAVTEQ’s Current Report on Form 8-K dated December 6, 2006 and incorporated herein by reference.

(3)	Filed with NAVTEQ’s Current Report on Form 8-K dated October 1, 2007 and incorporated herein by reference.

(4)	Filed with NAVTEQ’s Registration Statement on Form S-1 (Registration No. 333-114637), as amended, and incorporated herein by reference.
(5)	Filed with NAVTEQ’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(6)	Filed with NAVTEQ’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference.

(7)	Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 and incorporated herein by reference.

(8)	Filed with NAVTEQ’s Registration Statement on Form 10, Registration No. 000-21323 and incorporated herein by reference.

(9)	Filed with NAVTEQ’s Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(10)	Filed with NAVTEQ’s Amendment No. 3 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(11)	Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005 and incorporated herein by reference.

(12)	Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 and incorporated herein by reference

(13)	Filed with NAVTEQ’s Current Report on Form 8-K filed on November 12, 2004 and incorporated herein by reference.

(14)	Filed with NAVTEQ’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(15)	Filed with NAVTEQ’s Current Report on Form 8-K dated December 4, 2006 and incorporated herein by reference.
(16)	Filed with NAVTEQ’s Current Report on Form 8-K dated December 3, 2006 and incorporated herein by reference.

(17)	Filed with NAVTEQ’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(18)	Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 and incorporated herein by reference.
(19)	Filed with NAVTEQ’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(20)	Filed with NAVTEQ’s Current Report on Form 8-K dated November 7, 2007 and incorporated herein by reference.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NAVTEQ Corporation:

We have audited the accompanying consolidated balance sheets of NAVTEQ Corporation and subsidiaries (the Company) as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAVTEQ Corporation and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NAVTEQ Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 /s/ KPMG LLP

Chicago, Illinois

February 29, 2008

NAVTEQ CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2006	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$122,335	159,857
Short-term marketable securities	137,163	226,126
Accounts receivable, net of allowance for doubtful accounts of $6,637 and $10,369 in 2006 and 2007, respectively	126,081	193,505
Deferred income taxes, net	9,232	39,872
Prepaid expenses and other current assets	17,744	32,752
Total current assets	412,555	652,112
Property and equipment, net	27,462	111,687
Capitalized software development costs, net	18,844	27,084
Long-term deferred income taxes, net	187,391	198,620
Long-term marketable securities	63,033	76,855
Acquired intangible assets, net	27,035	71,353
Goodwill	45,779	176,603
Deposits and other assets	12,602	7,503
Total assets	$794,701	1,321,817
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,874	32,175
Accrued payroll and related liabilities	33,571	48,935
Accrued rebates	16,909	62,279
Other accrued expenses	38,439	52,362
Deferred revenue	28,618	45,582
Total current liabilities	140,411	241,333
Long-term deferred revenue	2,874	45,148
Other long-term liabilities	2,035	28,762
Total liabilities	145,320	315,243
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 93,560 and 98,913 shares issued in 2006 and 2007, respectively; 93,560 and 98,554 shares outstanding in 2006 and 2007, respectively	94	99
Additional paid-in capital	853,197	1,019,085
Accumulated other comprehensive loss:
Cumulative translation adjustment	(17,486)	2,406
Unrealized holding gain (loss) on available-for-sale marketable securities, net of tax	490	(1,052)
Total accumulated other comprehensive loss	(16,996)	1,354
Accumulated deficit	(186,914)	(13,964)
Total stockholders’ equity	649,381	1,006,574
Total liabilities and stockholders’ equity	$794,701	1,321,817

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2006	2007
Net revenue	$496,512	581,619	853,387
Operating costs and expenses:
Database creation and delivery costs	236,405	275,449	395,778
Selling, general, and administrative expenses	125,851	152,474	231,458
Total operating costs and expenses	362,256	427,923	627,236
Operating income	134,256	153,696	226,151
Other income (expense):
Interest income, net	4,237	11,257	18,223
Foreign currency gain (loss)	502	(984)	(1,039)
Other income (expense)	(4)	(24)	700
Income before income taxes	138,991	163,945	244,035
Income tax (benefit) expense	(31,839)	54,481	71,085
Net income before cumulative effect of change in accounting principle	170,830	109,464	172,950
Cumulative effect of change in accounting principle, net of income tax of $312	—	506	—
Net income	$170,830	109,970	172,950
Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$1.90	1.18	1.78
Diluted	$1.81	1.14	1.73
Cumulative effect of change in accounting principle per share of common stock:
Basic	$—	0.01	—
Diluted	$—	0.01	—
Earnings per share of common stock:
Basic	$1.90	1.18	1.78
Diluted	$1.81	1.15	1.73
Weighted average shares of common stock outstanding:
Basic	90,115	93,029	97,350
Diluted	94,198	95,713	99,985

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

					Accumulated
			Additional	Deferred	other		Total
			paid-in	compensation	comprehensive	Accumulated	stockholders’
	Common stock		capital	expense	income (loss)	deficit	equity
Balances as of December 31, 2004	87,741	$88	741,448	(12,403)	(28,601)	(467,714)	232,818
Common stock issued for acquisition	545	1	19,976	—	—	—	19,977
Exercise of stock options and vesting of restricted stock units	3,800	3	55,122	—	—	—	55,125
Stock compensation expense	—	—	5,810	3,307	—	—	9,117
Comprehensive income:

Foreign currency translation adjustment	—	—	—	—	2,613	—	2,613
Unrealized holding loss on available-for-sale marketable securities (net of taxes of $256)	—	—	—	—	(416)	—	(416)
Net income	—	—	—	—	—	170,830	170,830
Total comprehensive income							173,027
Balances as of December 31, 2005	92,086	92	822,356	(9,096)	(26,404)	(296,884)	490,064
Exercise of stock options and vesting of restricted stock units	1,474	2	26,254	—	—	—	26,256
Stock compensation expense	—	—	14,501	—	—	—	14,501
Cumulative effect of change in accounting principle	—	—	(818)	—	—	—	(818)
Reversal of deferred compensation balance upon adoption of SFAS 123R	—	—	(9,096)	9,096	—	—	—
Comprehensive income:

Foreign currency translation adjustment	—	—	—	—	8,404	—	8,404
Unrealized holding gain on available-for-sale marketable securities (net of taxes of $623)	—	—	—	—	1,004	—	1,004
Net income	—	—	—	—	—	109,970	109,970
Total comprehensive income							119,378
Balances as of December 31, 2006	93,560	94	853,197	—	(16,996)	(186,914)	649,381
Exercise of stock options and vesting of restricted stock units	1,054	1	19,574	—	—	—	19,575
Common stock and stock options issued for acquisition	3,940	4	125,470	—	—	—	125,474
Stock compensation expense	—	—	20,844	—	—	—	20,844
Comprehensive income:

Foreign currency translation adjustment	—	—	—	—	19,892	—	19,892
Unrealized holding loss on available for sale marketable securities (net of taxes of $957)	—	—	—	—	(1,542)	—	(1,542)
Net income	—	—	—	—	—	172,950	172,950
Total comprehensive income	—	—	—	—	—	—	191,300
Balances as of December 31, 2007	98,554	99	1,019,085	—	1,354	(13,964)	1,006,574

See accompanying notes to consolidated financial statements.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$170,830	109,970	172,950
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(506)	—
Deferred income taxes	(77,737)	15,046	10,693
Depreciation and amortization	8,717	11,663	18,798
Amortization of software development costs	12,851	14,460	12,986
Amortization of acquired intangible assets	1,502	3,577	11,147
Loss on foreign currency derivatives	(660)	(234)	—
Provision for bad debts	2,303	2,548	4,312
Stock compensation expense	9,117	14,501	20,844
Tax benefit on non-qualified stock options	40,936	—	—
Noncash other	1,804	1,449	344
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(29,693)	(40,213)	(46,915)
Prepaid expenses and other current assets	(5,006)	(1,577)	(13,527)
Deposits and other assets	(1,483)	904	(2,376)
Accounts payable	6,057	1,612	4,111
Accrued payroll and related liabilities	2,100	3,215	11,103
Other accrued expenses	(3,687)	4,133	3,230
Accrued rebates	2,273	11,993	45,370
Deferred revenue	(2,985)	(10,442)	14,961
Other long-term liabilities	514	(2,091)	24,915
Net cash provided by operating activities	137,753	140,008	292,946
Cash flows from investing activities:
Acquisition of property and equipment	(10,466)	(17,834)	(74,606)
Capitalized software development costs	(12,369)	(9,055)	(20,552)
Purchases of marketable securities	(198,743)	(327,470)	(500,729)
Sales of marketable securities	136,483	262,062	402,357
Purchase of investments	(1,201)	—	—
Payment for acquisitions, net of cash acquired	(8,234)	(42,216)	(90,490)
Note receivable	—	(300)	—
Net cash used in investing activities	(94,530)	(134,813)	(284,020)
Cash flows from financing activities:
Issuance of common stock and related tax benefits	14,190	26,256	19,579
Net cash provided by financing activities	14,190	26,256	19,579
Effect of exchange rate changes on cash	(2,444)	5,814	9,017
Net increase in cash and cash equivalents	54,969	37,265	37,522
Cash and cash equivalents at beginning of year	30,101	85,070	122,335
Cash and cash equivalents at end of year	$85,070	122,335	159,857
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$24	12	204
Cash paid during the year for income taxes	$1,425	8,734	64,904
Non-cash transactions:
Value of common stock and stock options issued in connection with acquisitions	$19,977	—	125,474
Intangible assets acquired in non-cash exchanges	—	3,333	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

(1)—Description of the Business and Summary of Significant Accounting Policies

(a)        The Business

NAVTEQ Corporation (“the Company”) is a leading provider of digital map data and other location-based content, including real-time traffic information, used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by our customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal navigation devices (PNDs) and mobile phones; server-based systems, including internet and wireless services; and paper media. The Company’s  traffic information is also provided to traditional radio and television stations, and federal, state and local governmental entities.

The Company is engaged primarily in the creation, updating, enhancing, licensing and distribution of its geographic database and related location-based content for North America and Europe. The Company’s geographic database is a digital representation of road transportation networks constructed to provide a high level of accuracy and the useful level of detail necessary to support route guidance products and similar applications. The Company’s database is licensed to leading automotive electronics manufacturers, automotive manufacturers and dealers, mobile navigation device manufacturers, developers of advanced transportation applications, developers of geographic-based information products and services, location-based service providers and other product and service providers. The Company is currently realizing revenue primarily from license fees charged to customers who incorporate the Company’s data into their products and services and from advertising revenue derived in connection with the licensing of real-time traffic information and online and media map solutions through the Company’s Traffic.com, Mapsolute and The Map Network subsidiaries.

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

(e)         Marketable Securities

The Company invests in marketable securities and classifies the securities as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS 115, available-for-sale marketable securities are accounted for at market prices, with the unrealized gain or loss, less applicable deferred income taxes, shown as a separate component of stockholders’ equity.

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

(k)        Database Creation and Distribution Costs

Database creation and delivery costs include the costs of data collection and processing costs, direct distribution and other database-related costs.  Data collection and processing costs of $155,996, $194,578 and $281,904 for the years ended December 31, 2005, 2006 and 2007, respectively, consist of database creation and validation, costs to obtain information used to construct the database, ongoing costs for updating and enhancing the database content and costs related to the collection and processing of traffic data.  Data collection and processing costs also include costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company’s core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company’s map database by customers.  Data collection and processing costs are expensed as incurred, except costs of internal-use software, which are capitalized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally three to four years.  The Company capitalized $12,369, $9,055 and $20,552 of internal-use software development costs during the years ended December 31, 2005, 2006 and 2007, respectively.  Included in database creation and updating costs is the amortization of internal-use software costs of $12,851, $14,460 and $12,986 for the years ended December 31, 2005, 2006 and 2007, respectively.

Direct distribution costs of $72,442, $71,725,and $79,759 for the years ended December 31, 2005, 2006 and 2007, respectively, include direct costs related to reproduction of the database for licensing, professional services, and per copy sales.  Database licensing and distribution costs are expensed as incurred.

Other database creation and delivery costs of $7,967, $9,146 and $34,115 for the years ended December 31, 2005, 2006 and 2007, respectively, include hardware, software and advertising inventory purchased for resale.

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

(o)        Stock-Based Compensation

In 2005, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying common stock exceeds the exercise price of the option.

On January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) supersedes SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost will be recognized over the requisite service period based on fair values measured on grant dates. The Company adopted the new standard using the modified prospective transition method.  Accordingly, expense required under SFAS 123(R) has been recorded beginning January 1, 2006. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has furnished the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” The compensation expense for stock options included in the pro forma disclosures is recognized ratably over the vesting periods of each tranche of the stock options.  See Footnote 7  for the disclosures related to SFAS No. 123(R).

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

The following table sets forth the computation of earnings per share for the years ended December 31:

	2005	2006	2007
Numerator:
Net income before cumulative effect of change in accounting principle	$170,830	109,464	172,950
Cumulative effect of change in accounting principle	—	506	—
Net income after cumulative change in accounting principle	$170,830	109,970	172,950
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	90,115	93,029	97,350
Effect of dilutive securities:
Employee stock options	3,722	2,373	2,346
Restricted stock units	361	311	289
Denominator for diluted earnings per share—weighted-average shares outstanding and assumed conversions	94,198	95,713	99,985
Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$1.90	1.18	1.78
Diluted	$1.81	1.14	1.73

Cumulative effect of change in accounting principle per share:
Basic	$—	0.01	—
Diluted	$—	0.01	—

Earnings per share:
Basic	$1.90	1.18	1.78
Diluted	$1.81	1.15	1.73

Options to purchase 36, 1,321 and 13 shares of common stock were outstanding at December 31, 2005, 2006 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(r)         Reclassifications

Certain 2006 amounts have been classified to conform to the 2007 presentation. Accrued rebates have been reported as a separate line item in the consolidated balance sheets.

(s)         Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141R improves financial reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combinations. SFAS 141R includes both core principles and pertinent application guidance, eliminating the need for numerous Emerging Issues Task Force issues and other interpretive guidance. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the effect SFAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the effect SFAS 160 will have on its consolidated financial statements.

(2)—Marketable Securities

At December 31, 2006 and 2007, available-for-sale marketable securities consisted of the following:

	Amortized	Unrealized	Unrealized	Market
2006	Cost	Loss	Gain	Value
Short-term marketable securities:
Preferred stock	$17,975	—	—	17,975
U.S. Government and agency securities	29,472	(121)	—	29,351
Municipal bonds	68,900	—	—	68,900
Corporate bonds and notes	19,987	(48)	—	19,939
Certificate of deposit	999	(1)	—	998
Total short-term marketable securities	137,333	(170)	—	137,163

Long-term marketable securities:
Corporate bonds and notes	45,890	(18)	—	45,872
Common stock	2,000	—	976	2,976
U.S. Government and agency securities	14,179	(9)	15	14,185
Total long-term marketable securities	62,069	(27)	991	63,033
	$199,402	(197)	991	200,196

	Amortized	Unrealized	Unrealized	Market
2007	Cost	Loss	Gain	Value
Short-term marketable securities:
Corporate bonds and notes	$136,022	(1,159)	62	134,925
U.S. Government and agency securities	7,727	—	21	7,748
Municipal bonds	54,875	—	—	54,875
Mortgage bonds	29,096	(518)	—	28,578
Total short-term marketable securities	227,720	(1,677)	83	226,126

Long-term marketable securities:
Corporate bonds and notes	69,633	(78)	268	69,823
Municipal bonds	2,000	—	12	2,012
U.S. Government and agency securities	4,999	—	21	5,020
Total long-term marketable securities	76,632	(78)	301	76,855
	$304,352	(1,755)	384	302,981

The Company’s marketable securities consist of marketable securities of high credit quality and have contractual maturities of up to eighty-eight years.

Other-than-temporary impairments are recognized if the market value of the investment is below its cost basis for an extended period of time or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations.  There were no other-than-temporary impairments for the years ended December 31, 2006 and 2007.  As of December 31, 2006 and 2007, $26 and $1,720 of the unrealized loss was related to marketable securities that had a loss for less than twelve months.  The remaining $171 and $35 of the unrealized loss as of December 31, 2006 and 2007, respectively, was related to marketable securities that had a loss for greater than twelve months.

As of December 31, 2007, the Company held auction-rate securities totaling $54,875 which were reported as short-term marketable securities.  The auction-rate securities represent interests in securities that have student loans as collateral that are guaranteed by the U.S. Department of Education under the Higher Education Act. Liquidity for these securities is provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 28 days.  In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by the selling the securities at par.  During February 2008, the auctions for these securities failed to produce a sufficient number of bidders.  The value of the underlying marketable securities was not permanently impaired as of December 31, 2007. However, the Company cannot be assured that these securities have the same liquidity.  The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, or until the Company is able to sell the securities in a secondary market.  Therefore, in future periods, classification of the Company’s auction-rate securities will be reassessed. The entire balance of auction-rate securities at December 31, 2007 has maturities greater than one year.

(3)—Property and Equipment

The components of the Company’s property and equipment as of December 31, 2006 and 2007 are as follows:

	2006	2007
Computers and equipment	$38,711	91,737
Furniture and fixtures	5,019	9,249
Purchased software	17,668	14,085
Leasehold improvements	7,147	36,240
	68,545	151,311
Less accumulated depreciation and amortization	(41,083)	(39,624)
	$27,462	111,687

(4)—Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer. Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer was entitled to use up to $10,000 of the credits in each of 2004, 2005 and 2006. These credits had been completely used by the customer as of December 31, 2006.  In addition, the customer paid $20,000 in the first quarter of 2007 related to the license agreement and the customer is entitled to use up to $10,000 of the credits in each of 2007 and 2008.  As of December 31, 2007, the customer had used $10,000 of the credits.

(5)—Line of Credit

On November 30, 2007, the Company extended through its operating subsidiary for North America, its revolving line of credit that was scheduled to mature on December 1, 2007.  Pursuant to the terms of the line of credit, the Company may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the Federal funds rate plus 0.5%.  The Company is required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  The Company has guaranteed its operating subsidiary’s obligations under this facility.  As of December 31, 2007, there were no outstanding borrowings against this line of credit. This line of credit expires on December 1, 2008.

(6)—Income Taxes

The domestic and foreign components of pretax income for the years ended December 31, 2005, 2006 and 2007 are as follows:

	2005	2006	2007
Domestic	$32,939	35,607	68,370
Foreign	106,052	128,338	175,665
Income before income taxes	$138,991	163,945	244,035

The current and deferred components of income tax expense (benefit) for the years ended December 31, 2005, 2006,and 2007 are as follows:

	2005	2006	2007
Current:
Federal	$—	(20)	1,310
State	21	—	—
Foreign	1,871	24,394	50,823
Total current	1,892	24,374	52,133
Deferred:
Federal	(63,699)	13,392	18,796
State	(6,455)	1,950	809
Foreign	36,423	14,765	(653)
Total deferred	(33,731)	30,107	18,952
Income tax expense (benefit)	$(31,839)	54,481	71,085

Total income tax expense (benefit) differed from the amount computed by applying the U.S. Federal statutory tax rate of 35% to income before income taxes for the years ended December 31, 2005, 2006 and 2007, respectively, due to the following:

	2005	2006	2007
Tax expense at U.S. Federal statutory rate	$48,647	57,386	85,412
State tax expense, net of Federal tax effect	1,053	1,267	1,388
Deferred compensation	3,347	988	658
Impact of foreign rates	(4,362)	(5,956)	(16,317)
Impact of adjustments to deferred taxes due to changes in statutory tax rates	720	(390)	(99)
Increase (decrease) in valuation allowance	(83,290)	206	836
Other	2,046	980	(793)
Income tax expense (benefit)	$(31,839)	54,481	71,085

Deferred tax assets and liabilities as of December 31, 2006 and 2007 are summarized as follows:

	2006	2007
Deferred tax assets:
Current:
Net operating loss carryforwards	$54	10,719
Deferred revenue	6,165	12,079
Interest not currently deductible	54	10,719
Other deductible temporary differences	3,405	6,826
Total current deferred tax assets	9,678	40,343
Non-current:
Research and development credit carryforwards	6,373	4,502
Interest not currently deductible	78,584	60,495
Net operating loss carryforwards	107,670	122,411
Stock compensation	4,676	8,386
Deferred lease liability	—	8,822
Deferred revenue	815	21,426
Other deductible temporary differences	1,940	3,936
Total non-current deferred tax assets	200,058	229,978
Gross deferred tax assets	209,736	270,321
Less valuation allowance	(2,439)	(3,190)
Net deferred tax assets	207,297	267,131

Deferred tax liabilities:
Current:
Other deductible temporary differences	(351)	(132)
Total current deferred tax liabilities	(351)	(132)

Non-current:
Acquired intangible assets	(7,675)	(24,516)
Capitalized software development costs, net	(2,648)	(3,252)
Other deductible temporary differences	—	(739)
Total non-current deferred tax liabilities	(10,323)	(28,507)
Gross deferred tax liabilities	(10,674)	(28,639)
Deferred income taxes	$196,623	238,492

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

During 2007, the deferred tax asset valuation allowance increased $751 consisting of an increase of $2,975 for U.S. state, Korean and Mexican net operating losses, offset by a decrease of $2,224 for U.S. Federal and state credit carryforwards and Canadian net operating losses. As of December 31, 2007, the Company had a valuation allowance for deferred tax assets of $3,190 related to U.S. state, Korean, and Mexican net operating loss carryforwards and U.S. Federal research and experimental tax credits.

As of December 31, 2007, the Company had net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $374,309 and $224,484, respectively. The Company also has available tax credit carryforwards of approximately $4,217 and $1,930 for U.S. Federal and state tax purposes, respectively.

If not utilized, U.S. Federal and state net operating loss carryforwards expire through 2027 and U.S. Federal tax credit carryforwards expire through 2022, as follows:

Year of expiration	Federal net operating loss carryforwards	State net operating loss carryforwards	Federal tax credit carryforwards
2008	$—	—	114
2009	—	7	28
2010	—	866	102
2011	12,268	298	186
2012	29,142	2,592	459
Thereafter through 2027	332,899	220,721	3,328
	$374,309	224,484	4,217

As of December 31, 2007, the Company had U.S. interest expense carryforwards for both U.S. Federal and state income tax purposes of approximately $185,333. There is no expiration date for U.S. state tax credit carryforwards and U.S. Federal interest expense carryforwards.

In accordance with APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” and SFAS No. 109, the Company has not provided for U.S. or foreign income taxes related to approximately $221,044 of undistributed earnings from its foreign operations at December 31, 2007, as the Company considers these earnings to be permanently reinvested.  Determination of the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed earnings is not practicable because such liability, if any, is dependent upon circumstances existing if and when the Company no longer considers all or a portion of such undistributed earnings to be permanently reinvested.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”  (“FIN 48”).  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty-percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company did not record any cumulative effect adjustments to accumulated deficit as a result of adopting FIN 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$6,342
Additions for Tax Positions of Current Period	3,530
Additions for Tax Positions of Prior Years	15
Balance at December 31, 2007	$9,887

The amount of unrecognized tax benefits at December 31, 2007 and January 1, 2007 of $8,366 and $6,342, respectively, if recognized, would affect the Company’s effective tax rate.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of December 31, 2007 and January 1, 2007, interest of $27 and $0, respectively, have been accrued related to unrecognized tax benefits.  No penalties have been accrued related to unrecognized tax benefits.  The Company does not anticipate the total amount of unrecognized tax benefits will materially change by December 31, 2008.

The Company files income tax returns in the U.S. Federal jurisdiction, and various U.S. states and foreign jurisdictions.  The Company is no longer subject to income tax examinations by tax authorities from the following major tax jurisdictions for the years prior to:  (i) 1994 with respect to the U.S. Federal jurisdiction; (ii) with few exceptions, 1996 for various U.S. state jurisdictions; and (iii) 2005 with respect to the Netherlands.

(7)—Share-Based Payments

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

The Company recognized compensation cost totaling $9,117, $14,501, and $20,844 related to its share-based payment arrangements for the years ended December 31, 2005, 2006 and 2007, respectively, in the consolidated statements of operations.  The total income tax benefit recognized in the consolidated statements of operations was $1,498, $3,996, and $6,668 for the years ended December 31, 2005, 2006 and 2007, respectively.

The total income tax benefit recognized in additional paid in capital for the years ended December 31, 2006 and December 31, 2007 for share-based payment arrangements was $23,902 and $9,180, respectively. The Company has elected to use tax law ordering rules when calculating the income tax benefit associated with its share-based payment arrangements.  In addition, the Company elected to use the simplified method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) as prescribed by FASB Staff Position 123(R)-3, “Transition Election related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company records the realized income tax benefits related to fully vested share based payments as financing activities on the statement of cash flows. The total compensation cost related to nonvested awards not yet recognized as of December 31, 2007 was $56,542 and will be recognized over a weighted-average period of 1.41 years.

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

In February 2006, the Company’s Board of Directors approved the Amended and Restated 2001 Stock Incentive Plan (2001 Amended Plan) (i) to permit compensation payable to the Company’s  named executive officers under the 2001 Amended Plan to constitute “qualified performance-based compensation” and to therefore be deductible to the Company without regard to the limitations imposed by Section 162(m) of the Internal Revenue Code, (ii) to limit the number of shares of the Company’s common stock that may be issued under the 2001 Amended Plan in respect of restricted stock, restricted stock units or other similar “full value: awards, (iii) to eliminate the automatic termination of the 2001 Amended Plan in 2011, (iv) to limit the terms of stock options and stock appreciation rights granted under the 2001 Amended Plan to eight years, (v) to prohibit the Company from “repricing” (without stockholder approval) stock options or stock appreciation rights granted under the 2001 Amended Plan, (vi) to prohibit the grant of stock options or stock appreciation rights with an exercise price less than the per share fair market value of our common stock on the date of grant, and (vii) to clarify certain existing provisions of the 2001 Plan.  The Company’s stockholders approved the 2001 Amended Plan in May 2006.  Stock options granted under the 2001 Amended Plan generally have 8-year terms and vest as follows: 25% of the options granted vest on the anniversary of the date of grant and the remaining options vest monthly over the next 36 months.  The Company has reserved 10,931 shares of common stock for issuance under the 2001 Amended Plan. All options issued under the 2001 Amended Plan are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

As of December 31, 2007, there were 7,011 shares available for grant under the 2001 Amended Plan, and there were no shares available for grant under the 1996 or 1998 Plans. The Company has reserved 7,360 and 3,571 shares of common stock for issuance under the 1996 and 1998 Plans, respectively. All options issued under the 1996 and 1998 Plans are adjusted pro rata for any stock dividends, stock splits and reverse stock splits.

Stock Options

For grants made prior to the adoption of SFAS No. 123(R), compensation expense is recognized ratably over the vesting periods of each tranche of the stock options using a fair value calculated as of the date of grant based on the Black-Scholes method with the following weighted-average assumptions for the year ended December 31, 2005: no dividends, 60% volatility, risk-free interest rate of 3.89%, and expected life of 4.9 years.  The weighted-average fair value for grants made during the year ended December 31, 2005 was $23.15 per share.

For grants made subsequent to the adoption of SFAS No. 123(R), compensation expense is recognized on a straight-line basis over the vesting period of the full award using a fair value calculated based on a binomial model.  The binomial model utilizes expected volatility, risk-free interest rate, dividend yields, as well as early exercise multiples and post-vesting exit rates to determine an expected life of the option.  The weighted-average assumptions for the year ended December 31, 2006 were as follows: no dividends, 45.0% expected volatility, risk-free interest rate of 4.74%, and an expected life of 5.3 years.  The weighted-average assumptions for the year ended December 31, 2007 were as follows: no dividends, 38.3% expected volatility, risk-free interest rate of 4.55%, and an expected life of 5.3 years.  The expected volatility was estimated by using the implied volatility derived from the Company’s publicly traded stock options.   The weighted-average fair value for grants made during the years ended December 31, 2006 and 2007 were $20.47 per share and $13.98 per share, respectively.

Stock option activity during the year ended December 31, 2007 is as follows:

	Number of options	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 31, 2006	4,731	$15.35
Granted	1,851	32.47
Exercised	(882)	15.41
Forfeited	(115)	37.53
Outstanding as of December 31, 2007	5,585	$20.56	6.01	$307,443
Exercisable as of December 31, 2007	3,226	$9.66	5.07	$212,737

The total intrinsic value of all options exercised during the years ended December 31, 2005, 2006 and 2007 were $142,965, $51,934 and $34,262, respectively.

A total of 107 options were granted related to the Traffic.com acquisition in 2007, which related to transferringTraffic.com stock options into NAVTEQ stock options.

Restricted Stock Units

The Company also grants restricted stock units (RSUs) to certain directors and employees under the Company’s 2001Amended Plan. The RSUs are securities that require the Company to deliver one share of common stock to the holder for each vested unit. The RSUs vest 25% per year over a four-year period.  For grants made prior to the adoption of SFAS No. 123(R), compensation expense is recognized ratably over the vesting periods of each tranche of the restricted stock units using a fair value equal to the fair market value of the Company’s common stock on the date of grant.  For grants made subsequent to the adoption of SFAS No. 123(R), compensation expense is recognized on a straight-line basis over the vesting period of the full award using a fair value equal to the fair market value of the Company’s common stock on the date of grant.  The weighted-average fair value of grants made during 2005, 2006 and 2007 were $42.77, $44.00 and $33.77, respectively.

In addition, the Company also granted performance-based RSUs to certain employees for the year ended December 31, 2007.  The number of these RSUs that will be earned is dependent upon meeting revenue and net income goals for fiscal year 2007.  The fair value of each RSU is based on the fair market value of the Company’s stock on the date of grant.  The total expense is determined each period during 2007 based on the expected number of RSUs that will be earned, which is 651 as of December 31, 2007. Restricted stock unit activity during the year ended December 31, 2007 is as follows:

	Number of units	Weighted-average grant date fair value
Outstanding as of December 31, 2006	655	$31.28
Granted	864	33.20
Vested	(264)	28.33
Forfeited	(32)	36.79
Outstanding as of December 31, 2007	1,223	$33.13

The total fair value of all restricted stock units that vested during the years ended December 31, 2005, 2006 and 2007 were $7,099, $9,507 and $9,671, respectively.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied for the year ended December 31, 2005:

Information as Reported:
Stock-based employee compensation expense included in net income, net of tax	$5,911
Net income	$170,830
Basic earnings per share	$1.90
Diluted earnings per share	$1.81

Information calculated as if fair value method had applied to all awards:
Stock-based employee compensation expense determined under fair value method, net of tax	$11,468
Pro forma net income	$165,273
Pro forma basic earnings per share	$1.83
Pro forma diluted earnings per share	$1.75

(8)—Foreign Currency Derivatives

On April 22, 2003, the Company entered into a U.S. dollar/euro currency swap agreement (the “Swap”) with Philips N.V. to minimize the exchange rate exposure between the U.S. dollar and the euro on the expected repayment of an intercompany obligation. The Swap was subsequently assigned to an unaffiliated third party in the third quarter of 2004.  Under the terms of the Swap, the Company’s European subsidiary made payments to the other party to the Swap in euros in exchange for the U.S. dollar equivalent at a fixed exchange rate of $1.0947 U.S. dollar/euro. The U.S. dollar proceeds obtained under the Swap were utilized to make payments of principal on the intercompany loan. The outstanding principal balance under the intercompany loan was $187,136 at April 22, 2003. The Swap had a maturity date of December 22, 2006 and provided for settlement on a monthly basis in proportion to the repayment of the intercompany obligation; however, the Swap was settled in the second quarter of 2006. As of December 31, 2007, the outstanding intercompany obligation was $0 and the fair value of the Swap was a liability of $0.

The intercompany loan incurred interest at one-month U.S. LIBOR. The Swap also provided that the European subsidiary of the Company was required to pay interest due in euros on a monthly basis to the other party to the Swap in exchange for U.S. dollars at the one-month U.S. LIBOR rate.

The Swap was not designated for hedge accounting and therefore changes in the fair value of the Swap were recognized in current period earnings.  Gains on the fair value of the Swap of $3,508 were recorded for the year ended December 31, 2006. The Company recorded a gain of $2,128 as a result of the remeasurement of the outstanding intercompany obligation for the year ended December 31, 2006.  The Company recorded foreign currency transaction losses of $5,656 during the year ended December 31, 2006 resulting from foreign currency exchange differences arising on the repayments of the intercompany obligation.

(9)—Employee Benefit Plans

The Company sponsors a Savings and Investment Plan (the “Plan”) that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All of the Company’s U.S. employees who have completed three months of service are eligible to participate in the Plan. The Plan allows participants to contribute up to 20% of eligible compensation, subject to the maximum amount allowable under Internal Revenue Service regulations. The Plan permits, but does not require, additional matching contributions by the Company. In addition, the Company has sponsored savings and investment plans in its European subsidiaries. The Company contributed $2,688, $3,909 and $5,351 to these defined contribution employee benefit plans for the years ended December 31, 2005, 2006 and 2007, respectively.

(10)—Enterprise-wide Disclosures

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

The following summarizes net revenue on a geographic basis for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	Years Ended December 31,
	2005	2006	2007
Net revenue:
EMEA	$316,208	360,056	472,523
Americas	172,789	216,150	373,303
Asia Pacific	7,515	5,413	7,561
Total net revenue	$496,512	581,619	853,387

The following summarizes long-lived assets on a geographic basis as of December 31, 2006 and 2007 (in thousands):

	December 31,
	2006	2007
Property and equipment, net:
EMEA	$7,077	10,220
Americas	19,810	100,834
Asia Pacific	575	633
Total property and equipment, net	$27,462	111,687

Capitalized software development costs, net:
EMEA	$1,454	9,255
Americas	17,390	17,829
Asia Pacific	—	—
Total capitalized software development costs, net	$18,844	27,084

(11)—Concentrations of Risk

For the year ended December 31, 2007, one customer accounted for 15% of total revenue.  For the year ended December 31, 2006, one customer accounted for 12% of total revenue.  For the year ended December 31, 2005, one customer accounted for 13% of total revenue.  The customer that accounted for more than 10% of revenue in 2005 and 2006 was a different customer from the one that accounted for more than 10% of revenue in 2007. No other customer accounted for 10% or more of total revenue for the years ended December 31, 2005, 2006 and 2007.

(12)—Lease Obligations

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

The Company’s aggregate future minimum lease obligations as of December 31, 2007 are as follows:

Year ending December 31:
2008	$23,081
2009	20,742
2010	17,392
2011	11,820
2012	9,290
Thereafter	83,917
$166,242

Total rent expense under operating leases for facilities and equipment was $11,449, $13,589 and $18,393 for the years ended December 31, 2005, 2006 and 2007, respectively.

(13)—Business Combinations

On March 6, 2007, the Company completed its previously announced acquisition of Traffic.com, Inc., a Delaware corporation (“Traffic.com”), pursuant to an Agreement and Plan of Merger (the “Traffic.com Merger Agreement”) dated November 5, 2006 by and among the Company, Traffic.com, NAVTEQ Holdings B.V., a corporation organized under the laws of the Netherlands, and NAVTEQ Holdings Delaware, Inc., a Delaware corporation (“Merger Subsidiary”), under which Traffic.com was merged with and into Merger Subsidiary (the “Traffic.com Merger”).  Merger Subsidiary continued as the surviving corporation under the name Traffic.com, Inc.  Under the Traffic.com Merger Agreement, each share outstanding of Traffic.com common stock was converted into the right to receive, at the election of the holder thereof (subject to certain conditions, including those pertaining to pro-ration): (i) $8.00 in cash, without interest or (ii) 0.235 shares of the Company’s common stock, par value $0.001 per share.  The election of cash or stock was subject to a limit on total cash consideration of approximately $49,000 (minus the cash value of dissenting shares, if any) and a total stock consideration equal to approximately 4,300 shares of the Company’s common stock (less the shares of the Company’s common stock issued to holders of warrants to purchase Traffic.com stock that were exchanged for NAVTEQ common stock based on the per share stock consideration).

This acquisition was made to diversify the Company’s product portfolio and customer base and to expand the data content the Company is able to provide.  The total purchase price for Traffic.com was $186,720, which included the cost basis of previously owned shares of Traffic.com of $1,998.  Additionally, at the time of the acquisition, Traffic.com had a liability related to deferred license fees to the Company of approximately $9,015.  To complete the acquisition, the Company issued 3,940 shares, including 57 shares related to a sale bonus paid to the former Chief Executive Officer of Traffic.com.  These shares were valued at $124,712, which was based on the average stock price of the Company’s common stock for a period beginning two days before the announcement of the merger and ending two days after the announcement of the merger.  The Company also paid $49,008 in cash and assumed options and warrants that were converted into the right to purchase 139 shares of NAVTEQ stock, which were valued at $763.  In addition, the Company paid $10,239 in direct costs to acquire the shares of Traffic.com, including $2,125 to the former Chief Executive Officer of Traffic.com for a sale bonus and severance.  As part of the preliminary purchase price allocation, the Company recorded $267,901 in assets and $81,181 in liabilities.  The operating results of Traffic.com are included in the Company’s results beginning from the acquisition date of March 6, 2007.  Included in the total assets are the following intangible assets.

Intangible Asset	Value	Estimated useful life
Customer relationships	$22,568	10 years
Tradename	11,011	8 years
Software	7,926	3 years

The acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.  In addition, the Company has recorded $102,194 in goodwill. The goodwill is not tax-deductible.

The condensed balance sheet of Traffic.com at the date of the acquisition is as follows:

Assets
Current assets:
Cash and cash equivalents	$11,659
Accounts receivable, net	15,172
Other current assets	231
Total current assets	27,062

Property and equipment, net	26,725
Acquired intangible assets	41,505
Goodwill	102,194
Long-term deferred tax assets, net	52,177
Other assets	661
Total assets	$250,324
Liabilities and Stockholders’ Equity
Total current liabilities	$15,385

Long-term deferred revenue	39,995
Other long-term liabilities	10,223
Total liabilities	65,603
Total stockholders’ equity	184,721
Total liabilities and stockholders’ equity	$250,324

On November 6, 2007, NAVTEQ German Holdings B.V., a private company with limited liability organized under the laws of The Netherlands (“NAVTEQ Germany”), Mapsolute GmbH, a limited liability company organized under the laws of Germany (“Mapsolute”) and each of the stockholders of Mapsolute entered into a Stock Purchase Agreement pursuant to which NAVTEQ Germany acquired all of the outstanding capital stock of Mapsolute for a total purchase price of approximately $42,000, subject to certain potential purchase price adjustments.  Mapsolute is one of the leading suppliers of geographic software for interactive mapping applications.  Mapsolute’s unique technology provides a foundation for serving accurate and up-to-date digital map data on a variety of platforms, including internet, enterprise applications, desktops, and mobile devices.  As a result, Mapsolute’s flexible product suite is used in various vertical markets, such as fleet tracking, telematics, logistics, geo-marketing, CRM software, and Internet portals.  Mapsolute also operates Map24.com, which is one of Germany’s most visited consumer mapping portals.

The purchase price of Mapsolute was $42,347. In addition to the aforementioned consideration, the Company paid $572 in direct costs to purchase Mapsolute to bring the total purchase price to $42,919. As part of the preliminary purchase price allocation, the Company recorded $48,428 in assets and $5,509 in liabilities. The results of Mapsolute are included in the Company’s Statement of Operations starting on November 6, 2007.and was made to increase the Company’s technical capabilities. Included in the total assets were the following intangible assets:

		Estimated
Intangible Asset	Value	useful life
Software	$6,913	5 years
Customer relationships	4,638	10 years
Tradename	1,383	10 years
Contract asset	352	5 years

The acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.  In addition, the Company has recorded $28,081 in goodwill. The goodwill is not tax-deductible.

On December 15, 2006, the Company acquired The Map Network (“TMN”), through its wholly owned subsidiary, NAVTEQ Holdings B.V., to increase its portfolio of localized map content and ability to efficiently map destinations and events. TMN produces detailed, accurate maps, in both print and online form, for a number of leading convention centers, stadiums, and hotels. Map content includes detailed building layouts (interior and exterior), robust event listings and locally relevant community and business points of interest and information.

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

The purchase price for TMN was $36,854. In addition to the aforementioned consideration, the Company paid $416 in direct costs to purchase TMN to bring the total purchase price to $37,270. As part of the purchase price allocation, the Company recorded $41,926 in assets and $4,656 in liabilities. In 2007, purchase price allocation adjustments were made to increase direct costs by $108, net assets by $222 and net liabilities by $114. Included in the total assets were the following intangible assets:

		Estimated
Intangible Asset	Value	useful life
Database	$672	10 years
Advertising relationships	2,863	7 years
Customer relationships	2,412	10 years
Customer backlog	166	1 year
Software	1,011	5 years

The acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.  In addition, the Company recorded $27,726 in goodwill as of the acquisition date, which includes the purchase price allocation adjustments made in 2007. The largest of the purchase price allocation adjustments in 2007 related to a decrease in goodwill of $2,865 with the corresponding increase to deferred tax assets.  The goodwill is not tax-deductible.

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

The acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.  In addition, the Company has recorded $2,407 in goodwill.

The following unaudited pro forma financial information presents the combined results of operations of NAVTEQ and Traffic.com as if the acquisition had occurred as of January 1, 2006.  The unaudited pro forma financial information is not necessarily indicative of what consolidated results of operations actually would have been had the acquisition been completed at the date indicated.  In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company. Pro forma financial information related to the other acquisitions in this note has not been included as such acquisitions do not require Pro forma disclosure.

	Year Ended
	December 31, 2006	December 31, 2007

Revenue	$634,079	861,791
Net income before cumulative effect of change in accounting principle	91,171	167,253

Net income	$91,677	167,253

Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic	$0.94	1.71
Diluted	$0.91	1.66

Cumulative effect of change in accounting principle per share:
Basic	$0.01	—
Diluted	$0.01	—

Net income per share of common stock:
Basic	$0.95	1.71
Diluted	$0.92	1.66

(14)—Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets subject to amortization as of December 31, 2006 are:

	Gross assets	Accumulated amortization	Net assets
Databases	$11,514	(1,573)	9,941
Customer relationships	10,214	(1,400)	8,814
Software	5,643	(2,310)	3,333
Service contract	1,969	(33)	1,936
Customer backlog	166	(7)	159
Advertising relationships	2,863	(11)	2,852
Total	$32,369	(5,334)	27,035

 The gross carrying amount and accumulated amortization of intangible assets subject to amortization as of December 31, 2007 are:

	Gross assets	Accumulated amortization	Net assets
Databases	$11,366	(2,693)	8,673
Customer relationships	37,459	(4,987)	32,472
Software	21,161	(6,509)	14,652
Service contracts	2,321	(450)	1,871
Tradename	12,394	(1,152)	11,242
Advertising relationships	2,863	(420)	2,443
Total	$87,564	(16,211)	71,353

During 2006, the Company recorded an asset of $1,969 related to a service contract in an exchange transaction. Additionally, in 2006, the Company recorded an asset of $1,364 related to customer relationships in a separate exchange transaction.

The estimated amortization expense for each of the next five years is as follows:

2008	$13,150
2009	12,359
2010	9,588
2011	8,923
2012	7,669

Goodwill balances and the changes therein are as follows:

Total
Balance as of December 31, 2006	$45,779
Acquisitions	131,057
Purchase price adjustments	111
Foreign currency change	(344)
Balance as of December 31, 2007	$176,603

(15)—Litigation

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against the Company in the United States District Court for the Northern District of California.  The complaint alleges that the Company violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that the Company intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices.  On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that the Company controls a predominant share of variously defined markets for digital map data and has entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that the Company, through its license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws.  On November 2, 2005, the Court dismissed some, but not all, of Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of actions and essentially the same allegations as in its first amended complaint and the Company filed an answer denying Tele Atlas’ claims.  On February 19, 2007, Tele Atlas filed a Motion for Leave to Amend and Supplement Second Amended Complaint, seeking to file a third amended complaint based on the same causes of action and allegations as in its second amended complaint.  Tele Atlas’s proposed third amended complaint adds allegations regarding an additional defined market for digital map data and regarding the Company’s control, through the Company’s U.S. Patent No. 6,735,515, of a technology market consisting of methods and systems designed to continuously provide driver assistance systems with updated data about paths along roads onto which a motor vehicle can travel from its current position, and use of such control to enter into a patent licenses and/or other agreements in a manner that violates federal and state antitrust laws.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit.  The court granted Tele Atlas’s Motion for Leave and Tele Atlas’s Third Amended Complaint was filed under seal on May 11, 2007.  Fact and expert discovery has closed and the period for filing summary judgment motions has ended. The Company filed summary judgment motions seeking decisions in the Company’s favor on all of Tele Atlas’ claims.  This action is scheduled to begin a jury trial on July 14, 2008.  The Company believes that Tele Atlas’ claims are without merit.  The Company intends to take all necessary steps to vigorously defend itself against this action; however, the Company cannot predict its outcome or potential effect, if any, on the Company’s business, financial position or results of operations.  A negative outcome could adversely affect the Company’s business, results of operations and financial condition.  Even if the Company prevails in this matter, the Company may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on its reputation with its customers and face similar governmental and private actions based on these allegations.

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

On October 4, 2007, a shareholder class action and derivative complaint was filed by Monroe County Employees Retirement System in the United States District Court for the Northern District of Illinois. This lawsuit purported to be brought on behalf of all NAVTEQ stockholders and derivatively on behalf of NAVTEQ and named the members of the NAVTEQ Board of Directors and NAVTEQ as defendants. On October 9, 2007, a second shareholder class action complaint was filed by Karen Rosenberg in the Circuit Court of Cook County, Illinois. This lawsuit also purported to be brought on behalf of all NAVTEQ stockholders and named the members of the NAVTEQ Board of Directors, NAVTEQ, and Nokia Inc. as defendants. Both complaints alleged, among other things that the NAVTEQ Board of Directors violated its fiduciary duties to NAVTEQ stockholders by entering into the merger agreement. The second complaint also alleged that Nokia Inc. aided and abetted the NAVTEQ Board of Directors in its alleged violation of fiduciary duties. Both complaints sought to enjoin the merger and monetary relief. NAVTEQ denies all of the allegations in these lawsuits, including any allegation its current disclosures with regard to the merger are false, misleading, or incomplete in any way.  Nevertheless, without admitting any liability or wrongdoing, NAVTEQ and the other defendants have agreed to settle the lawsuits in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of delay to the closing of the merger posed by these lawsuits.  On January 25, 2008, the parties in both actions entered into a memorandum of understanding for settlement of the claims under which NAVTEQ agreed, without any admission of liability or wrongdoing, to (1) modify the appraisal rights of NAVTEQ’s shareholders, (2) make certain additional disclosures regarding the merger transaction in a Form DEFA14A, (3) make certain additional confirmatory discovery available to the plaintiffs to confirm the fairness and adequacy of the settlement, and (4) pay the sum of $1,000,000 to plaintiffs’ counsel for their fees and reimbursement of expenses and costs.  This payment will not affect the merger consideration to be paid to NAVTEQ’s shareholders in connection with the merger.  The details to the settlement will be set forth in a notice to be sent to NAVTEQ’s shareholders prior to a hearing before the court to consider the settlement.  The settlement is subject to the parties agreeing upon and executing appropriate stipulations of settlement and such other documentation as may be required to obtain approval of the settlement from the Federal Court and dismissal of both the Federal and State actions, which stipulation will provide, among other things: (i) for the certification as an opt-out class for settlement purposes of all persons who owned NAVTEQ common stock as of July 30, 2007 through and including the sale of NAVTEQ as contemplated in the merger, and their successors in interest and transferees, under Rule 23 of the Federal Rules of Civil Procedure or its State Court rule equivalent; (ii) for entry of a judgment of dismissal with prejudice in both the Federal and State actions; and (iii) for a release and settlement of all known and unknown claims against defendants, including Nokia, and their respective various related persons, which have been or could have been asserted by any member of the proposed class, based upon, arising from, or related to any matter discussed in the November 13, 2007 Proxy or any disclosure related thereto or the actual or alleged acts or omissions of defendants relating to the merger.  The stipulation will further provide that defendants have denied and continue to deny that they have committed or attempted to commit any violations of law or breached any duty owed to NAVTEQ or its stockholders or otherwise.  The settlement is subject to: (a) the drafting and execution of the definitive settlement documents; (b) final approval from the Federal Court of the settlement and dismissal of both the Federal and State Actions with prejudice and without awarding costs to any party (except for NAVTEQ’s payment of $1,000,000 as discussed above); and (c) consummation of the merger.

We are subject to various other legal proceedings and claims arising in the ordinary course of our business.  We do not believe that any of these other legal proceedings or claims will materially affect our business, financial position or results of operations.

(16)—Guarantees

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

(17)—Pending Merger with Nokia

On October 1, 2007, the Company entered into an Agreement and Plan of Merger (“Nokia Merger Agreement”) with Nokia Inc., a Delaware corporation (“Parent”), North Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”) and, for certain purposes set forth in the Nokia Merger Agreement, Nokia Corporation, a corporation organized and existing under the laws of the Republic of Finland.  Subject to the terms and conditions of the Nokia Merger Agreement, Purchaser will be merged with and into us (the “Nokia Merger”), each outstanding share of the Company’s common stock, par value $0.001 per share, will be converted into the right to receive $78.00 in cash, without interest, and the Company will survive the Nokia Merger as a wholly-owned subsidiary of Parent. All unvested options to purchase common stock will accelerate and vest in full immediately prior to the consummation of the Nokia Merger. Option holders will receive a cash payment for each option held equal to the excess of $78.00 over the applicable option exercise price, less taxes.

The Nokia Merger Agreement includes customary representations, warranties and covenants of the parties and is subject to customary closing conditions, including certain regulatory reviews and approvals.  The Nokia Merger Agreement also contains certain termination rights for both the Company and Parent and further provides the Company will be required to pay Parent a termination fee of $250 million if the Nokia Merger Agreement is terminated under certain specified circumstances.  The Nokia Merger Agreement was approved and adopted by the Company’s stockholders at a special meeting of stockholders on December 12, 2007.

(18)—Quarterly Results (unaudited)

The following table presents the Company’s selected unaudited quarterly results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2006
Net revenue	$122,325	135,945	142,658	180,691
Operating income	20,723	33,126	37,044	62,803
Net income	16,184	23,764	27,079	42,943
Basic earnings per share of common stock*	0.18	0.26	0.29	0.46
Diluted earnings per share of common stock*	0.17	0.25	0.28	0.45

For the year ended December 31, 2007
Net revenue	$159,951	202,304	214,775	276,357
Operating income	38,343	54,030	50,492	83,286
Net income	30,249	40,894	39,895	61,912
Basic earnings per share of common stock*	0.32	0.42	0.41	0.63
Diluted earnings per share of common stock*	0.31	0.41	0.40	0.61

* The earnings per share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings per share amounts does not necessarily equal the earnings per share for the year.

NAVTEQ CORPORATION

AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (In thousands):

	Balance at				Balance at
	Beginning	(1)	(2)	(3)	End
Year	of Year	Additions	Deductions	Acquisitions	of Year
2005	3,571	2,303	(1,022)	—	4,852
2006	4,852	2,548	(763)	—	6,637
2007	6,637	4,312	(1,221)	641	10,369

(1)  Provision for bad debts.

(2)  Accounts receivable written off against the allowance.

(3)  Amounts acquired as part of the acquisition of Traffic.com