Form 10-K/A
period 2007-12-31
NAVTEQ CORP
filed 2008-04-28
CIK 834208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Yes ☐ No☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold, equaled approximately $4,142,256,418

 The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 14, 2008 was 98,955,834.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY STATEMENT

NAVTEQ Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“Amendment No. 1”), originally filed with the Securities and Exchange Commission on February 29, 2008 (the “Original Filing”), as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007. This Amendment No. 1 adds the information required by the following items of Part III of Form 10-K:

Item	Description
ITEM 10.	Directors, Executive Officers and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accountant Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Filing by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings.

This Amendment No. 1 does not affect any other items in our Original Filing, except that we are filing as exhibits to this amendment updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amendment No. 1, all other information provided in the Original Filing is unchanged. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosures presented in the Original Filing, except in relation to the items filed in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Securities and Exchange Commission made subsequent to the date of the Original Filing.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about the Board of Directors.

The table below shows the name and age, as of the filing date, of each of the directors, and any of the positions and offices held by each with NAVTEQ.

Name	Age	Positions and Offices Held with NAVTEQ
Richard J. A. de Lange	62	Director
Christopher Galvin	57	Director—Chairman of the Board
Andrew J. Green	52	Director
Judson C. Green(1)	55	Director—President and Chief Executive Officer
William L. Kimsey	65	Director
Scott D. Miller	55	Director
Dirk-Jan van Ommeren	57	Director

(1) Serves as a member of the Board of Directors pursuant to the terms of his employment agreement.

Business Experience of Directors

Richard J. A. de Lange has served as a member of our Board of Directors since June 1996 and was the Chairman of our Board of Directors from October 1999 until October 2004. He joined Philips Electronics Nederland B.V. in 1970 and held various positions of increasing responsibility within Philips until June 2002. Mr. de Lange was Chairman and Chief Executive Officer of the board of management of Philips Electronics Nederland B.V. from October 1998 to June 2002. From September 2003 until December 2004, Mr. de Lange served as an advisor to the Board of United Pan-Europe Communications Inc. From March 1996 until September 2003, he was a member of the Supervisory Board of United Pan-Europe Communications N.V.  Mr. de Lange is also Chairman of the Dutch Society of Industry and Commerce; Chairman of the Climate and Energy committee of VNO-NCM, the Confederation of Dutch Industry and Employers; a Director of the Netherlands Institute for Arbitrage and a Director of the Willem I Foundation.   Mr. de Lange is the former acting Chairman of EnergieNed, the federation of energy companies in The Netherlands, and a former director of Van Thiel United B.V.

Christopher Galvin has served as a member and the non-executive chairman of our Board of Directors since October 2004. Since 2005, Mr. Galvin has served as Chairman of Harrison Street Capital, a private equity firm.  From 1999 to 2003, Mr. Galvin was Chairman of the Board and CEO of Motorola Inc. Mr. Galvin joined Motorola Inc. in 1973 and served that company in numerous senior executive positions over three decades. He was appointed to the role of Senior Vice President and the Chief Corporate Staff Officer at Motorola in January 1988, and became a member of the Policy and Operating Committees of the corporation. He was elected President and Chief Operating Officer in 1993 and was promoted to Chief Executive Officer in 1997. Mr. Galvin (i) serves on Bechtel Corporation’s Board of Counselors; Northwestern University’s Board of Trustees Executive Committee; former member of the Advisory Committee to the Chief Executive of Hong Kong and Tienjin, China; and the American Enterprise Institute Board; (ii) is a member of the Legion D’honneur, Business Council (US); and the American Society of Corporate Executives; and (iii) is Past Chair of the US-China Business Council, a former member of US Department of Defense Science Board; and a former Director of the Rand Corporation.

Andrew J. Green has served as a member of our Board of Directors since March 2006. Since January 1, 2008, Mr. Green has served as Chief Executive Officer of LogicaCMG, a business consulting, systems integration and IT and business process outsourcing company.  From early 2007 through December 2007, Mr. Green served BT plc, a leading provider of communications solutions and services, as Chief Executive Officer BT Group Strategy and Operations and Chief Transformation Officer.  From October 2001 until early 2007, Mr. Green was Chief Executive of BT Global Services, a division of BT plc.  From 1986 until October 2001, Mr. Green held a number of positions at BT plc, including Chief Executive of BT Openworld and Group Director of Strategy and Development.  Mr. Green is also an executive board director and member of the executive committee of LogicaCMG.

Judson C. Green has served as our President and Chief Executive Officer and as a member of our Board of Directors since joining us in May 2000. Previously, Mr. Green was the President of Walt Disney Attractions, the theme park and resort segment of The Walt Disney Company, from August 1991 until December 1998, and Chairman from December 1998 until April 2000. Prior to his positions at Walt Disney Attractions, he served as Chief Financial Officer of The Walt Disney Company from December 1989 until August 1991. Mr. Green is also currently a director of Harley-Davidson, Inc. and Dreamworks Animation SKG, Inc.

William L. Kimsey has served as a member of our Board of Directors since October 2004. From 1998 to 2002, Mr. Kimsey was Global Chief Executive Officer and a member of the Global Executive Board of the public accounting firm of Ernst & Young.

Mr. Kimsey has more than 30 years of experience, all gained at Ernst & Young and its predecessor, Arthur Young & Company. Mr. Kimsey is also a director of Accenture Ltd., Parsons Corporation, Royal Caribbean Cruises, Ltd. and Western Digital Corporation. Mr. Kimsey is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

Scott D. Miller has served as a member of our Board of Directors since August 2004. Since March 2004, Mr. Miller has concurrently served as the President and CEO of the Six Sigma Academy, a Six Sigma deployment firm providing progressive Six Sigma training and implementation, and as Chief Executive Officer of G100, a membership organization providing a forum for CEOs to discuss timely issues with their peers. Previously, Mr. Miller served as Non-Executive Vice Chairman of Hyatt Hotels Corporation, an international hospitality and real estate company based in Chicago, Illinois, from May 2003 through September 2003, as President from December 1999 to April 2003 and as Executive Vice President from August 1997 to December 1999. Prior to joining Hyatt, Mr. Miller was a founding partner and CEO of United Infrastructure, an infrastructure operating and development company in partnership with Peter Kiewit Sons and Bechtel Enterprises. Mr. Miller currently serves on the boards of Schindler Holding Ltd. and AXA Financial, Inc.

Dirk-Jan van Ommeren has served as a member of our Board of Directors since March 1999. Mr. van Ommeren is also the Chairman of the Board of Managing Directors of Oranje-Nassau Groep B.V. Previously, Mr. van Ommeren was the Managing Director of Oranje-Nassau Groep B.V. from 1996 to 1999. Mr. van Ommeren has also held management positions with Amsterdam Investeringsbank N.V., Westland/Utrecht Hypotheekbank N.V. and Amsterdam-Rotterdam Bank N.V. Mr. van Ommeren also holds positions with VVAA Groep B.V. (member of the Supervisory Board), Stallergenes S.A. (member of the Supervisory Board), AVR Lux (Director) and Stahl Holding B.V. (Director).

Meetings of Independent Directors

Our non-management directors meet in regularly scheduled executive sessions at which only independent directors are present. The presiding director of the executive sessions of non-management directors is our Chairman of the Board (if he or she is independent). If the Chairman of the Board is not independent, then one of the chairs of our standing Board committees who is an independent director presides over such executive sessions. If not otherwise specified by the non-management directors, the director presiding as chair at such meetings rotates among the chair of the Audit, Compensation and Nominating and Corporate Governance committees. Interested parties may communicate with any such director by sending a letter to such director to our corporate headquarters as set forth under “Stockholder Communications” below.

Executive Officers

The information required by this item relating to our executive officers was included under the caption “Executive Officers of the Registrant” in Part I of the Original Filing.

Code of Ethics

We have adopted a code of ethics, known as our Code of Ethics and Business Conduct, that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions, as well as our Board of Directors.  This code of ethics can be found on our web site at www.navteq.com by completing the following steps:

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

Audit Committee

Our Audit Committee is currently comprised of Mr. Kimsey (Chairman), Mr. Miller and Mr. van Ommeren. The Board of Directors has determined that all of the members of the Audit Committee are “independent” as defined by the applicable rules and regulations of the New York Stock Exchange and the Securities and Exchange Commission and that Mr. Kimsey and Mr. van Ommeren are each “audit committee financial experts” as that term is defined in the Securities and Exchange Commission’s rules and regulations. In addition, in accordance with the New York Stock Exchange listed company requirements, the Board has determined that Mr. Kimsey’s service on the audit committees of three other public companies will not impair Mr. Kimsey’s ability to serve on our Audit Committee.

The Board of Directors has adopted a written charter that outlines the duties of the Audit Committee. A copy of this charter is available on our web site at  www.navteq.com  under “Investor Relations—Corporate Governance.” A copy of the charter is also available upon written request for such copy to NAVTEQ, c/o Corporate Secretary, 425 W. Randolph Street, Chicago, Illinois 60606. The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits conducted by our internal audit staff and the audits of our financial statements and internal controls over financial reporting by our independent auditors. Its duties include:

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

Stockholder Communications

The Board of Directors provides a process by which stockholders may communicate with the Board, including non-management members. Stockholders who wish to communicate with the Board may do so by sending written communications addressed to any member or the entire Board of Directors of NAVTEQ, c/o Corporate Secretary, 425 W. Randolph Street, Chicago, Illinois 60606. We will forward all mail received at our corporate office that is addressed to the Board of Directors or any member of the Board. On a periodic basis, all such communications will be compiled by our Secretary and submitted to the Board of Directors or the specific Board member to whom the communications are addressed.

Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”), to file initial reports of ownership and reports of change of ownership with the SEC. Reporting Persons are additionally required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of reports furnished to us during 2007, all Reporting Persons were in compliance except that three reports on Form 4 were not timely filed by John K. MacLeod, 2 reports on Form 4 were not timely filed by each of Lawrence M. Kaplan, Christine Moore and Denise Doyle and one report on Form 4 was not timely filed by Clifford I. Fox, Winston Guillory, Jeffrey L. Mize, David B. Mullen, Neil T. Smith and Richard E. Shuman.

Certifications

Copies of the CEO/CFO certifications required under Section 302 of the Sarbanes Oxley Act of 2002 have been filed as exhibits to the Original Filing and to this Amendment No. 1.  On April 25, 2007, Judson C. Green, our President and Chief Executive Officer, submitted to the New York Stock Exchange an annual certification stating that as of the date thereof he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE’s Listed Company Manual.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Objectives and Philosophy of Executive Compensation

The Compensation Committee of our Board of Directors, composed entirely of independent directors, administers our executive officer compensation program. The Compensation Committee is responsible for developing and implementing an executive compensation program that takes into account our business strategy and objectives, the competitive environment for highly-qualified managerial talent, and other relevant factors. The Compensation Committee’s role includes determining the nature and amount of compensation to be paid to our executive officers, establishing performance-based criteria and goals related to compensation and evaluating the performance of our Chief Executive Officer and our other executive officers in light of these criteria and goals. The Compensation Committee regularly reviews our executive officer compensation program to ensure that the program is consistent with our philosophy and objectives.

We believe that a competitive compensation program for our executive officers is necessary for our success. Our philosophy is to pay elements of compensation, both individually and collectively, that we believe are fair and reasonable while enabling us to achieve our goal of attracting and retaining the type of highly-qualified managerial talent that we believe is essential to enhancing stockholder value. In addition to attracting and retaining senior executives, the key objectives of our executive officer compensation program are to motivate our executive officers to achieve our short-term and long-term business objectives and reward them for their achievements of those objectives, and meaningfully relate their compensation to our performance, including aligning their compensation with long-term increases in stockholder value.  Consistent with our philosophy, a meaningful portion of the compensation of our senior executives is variable or “at risk,” as the payment or value of that portion of their compensation is dependent upon the attainment of performance goals.

The primary components of our compensation program for executive officers consist of base salary, bonus awards payable in cash, and equity-based awards consisting of stock options and performance-based restricted stock units. We believe that these components allow us to most directly achieve the objectives of our compensation program. In particular, we believe that these components encourage and reward high levels of performance over both the near term and long term, and that an executive compensation program providing for an appropriate mix of short-term and long-term compensation is consistent with these objectives.

In this Compensation Discussion and Analysis, we use the term “named executive officer” and “named executive officers,” individually or collectively, as applicable, to refer to our Chief Executive Officer and Chief Financial Officer serving in those capacities during 2007, as well as the other individuals identified in the Summary Compensation Table below.

Primary Compensation Components of Employment Agreements

We are party to employment agreements with each of our named executive officers, which include provisions related to compensation. Therefore, in determining certain elements of each executive officer’s compensation, we are bound by those contractual provisions. We are able to terminate the employment of each of our named executive officers without cause, however, subject to certain termination payments as described under “Payments upon Termination or Change-in-Control” below.

In arriving at the terms of Mr. Green’s amended and restated employment agreement, the Compensation Committee adhered to the same general compensation philosophy and objectives described above, and also took into consideration input from independent compensation consultants retained by the Compensation Committee.  The Compensation Committee believes that the terms of the employment agreements with the other named executive officers, including the initial employment agreements with Messrs. Mullen, MacLeod and Mize which were entered into by us prior to our initial public offering, are generally consistent with the compensation philosophy and objectives established by it.  We believe that these employment agreements are an important element in recruitment and retention of our named executive officers, provide certainty to us in the case of certain termination events and protect us with respect to confidentiality and competitive activity by the officer following termination.

A summary of the compensation components of these employment agreements is set forth below under “Employment Agreements.”

Executive Compensation Components

For 2007, the primary components of our compensation program for our named executive officers consisted of:

•      base salary;

•      performance-based bonus awards payable in cash; and

•      long-term equity-based compensation consisting of stock options and performance-based restricted stock units.

In determining each component of compensation, the Compensation Committee considered and took into account certain information and advice provided by Deloitte Consulting LLP (“Deloitte”), an outside executive compensation advisor retained directly by the Compensation Committee. As more specifically described below, Deloitte provided the Compensation Committee with a review of competitive compensation survey results and compensation data from proxy statements for peer group companies

(collectively, the “competitive benchmarks”) for those executive officers where such peer group data was relevant as described below. The availability of peer group proxy data for the roles of Mr. Modi and Mr. Mize was limited, and so peer group proxy data for Mr. Modi was not used and peer group proxy data for Mr. Mize was provided based on the peer organizations’ top sales positions, which were the closest comparable positions.  The information provided by Deloitte compared the compensation of our executive officers for 2006 to the median and 75th percentile levels of the competitive benchmarks.  This information showed that the compensation of Mr. Green for 2006 was above the 75th percentile of the survey data and between the median and 75th percentile of the peer group data, and that the compensation of our other executive officers for 2006 was generally at the 75th percentile of the survey data and the median of the peer group data.  The Compensation Committee considered this information in setting the compensation of our executive officers for 2007, but did not target any specific level.   We also retained Deloitte during the year to advise us with respect to expatriate employee issues and to provide tax advice related to equity grants.

Base Salary

We provide base salary compensation to our named executive officers to ensure a minimum level of compensation for the services they are expected to render to us during the fiscal year. Base salary compensation also is the starting point for determining the incentive compensation and certain benefits, as these elements are a function of base salary. Increases in annual base salary for the following fiscal year are designed, in part, to maintain competitiveness of such compensation while simultaneously continuing to motivate our named executive officers to achieve our short-term business objectives for the next annual period.

The amount of base compensation paid to each of our named executive officers in 2007 was determined by our Compensation Committee based on a number of factors, including our overall financial performance, the executive’s employment agreement, the executive’s individual performance during the prior fiscal year and sustained performance over a number of years (other than Mr. Modi who joined us in December 2006), the executive’s expected performance in 2007, the executive’s duties and responsibilities and the executive’s level of experience. The Compensation Committee also considered and took into account competitive compensation information and advice provided by Deloitte, in its role as outside executive compensation advisor, including information about the competitive benchmarks.  In considering the executives’ past, current and future expected performance, the Compensation Committee also received input from Mr. Judson Green, our President and Chief Executive Officer.

The competitive benchmarks identified in the Deloitte review were used by the Compensation Committee to assess the competitiveness and the reasonableness of the base compensation, both individually and collectively with the other primary elements of compensation, as well as to the ratio of the base compensation to the total compensation. The competitive compensation survey results were based on both survey data and peer group proxy data. The survey data included the 2006 Radford Executive Survey, 2006 Mercer Executive Compensation Regression Analysis and 2006/2007 Watson Wyatt Top Management Compensation Calculator. The compensation survey results were regressed to a revenue size similar to ours and aged to a common effective date of January 1, 2007 using an annual increase factor of 3.9% based on the proposed total pay increase for officers/executives cited in the World at Work 2006/2007 Salary Budget Survey. The peer group identified by Deloitte and used by the Compensation Committee consisted of eighteen companies, which were selected based on their having an industry classification, revenue size and market capitalization comparable to ours. The peer group companies were:

Activision, Inc	Cadence Design Systems, Inc.	National Instruments Corp.
Acxiom Corp	Citrix Systems, Inc.	Quest Software, Inc.
Arbitron, Inc	Electronics for Imaging, Inc.	RSA Security, Inc.
Autodesk Incorporated	Getty Images, Inc.	Tibco Software, Inc.
Avid Technology, Inc.	Intergraph Corporation
Avocent Corp.	Jack Henry & Associates, Inc.
Brocade Communications Systems, Inc.	McAfee, Inc.

The following table shows a comparison of the base salary of each of our named executive officers for fiscal years 2006 and 2007:

	2006 Base Salary		2007 Base Salary	Change	% Change
Judson C. Green	$630,000		$650,000	$20,000	3.2%
David B. Mullen	$365,000		$365,000	$—	—%
Jeffrey L. Mize	$301,738	(1)	$300,000	$(1,738)	(0.6)%
John K. MacLeod	$350,000		$350,000	$—	—%
Amreesh Modi	$300,000		$300,000	$—	—%

(1)	Mr. Mize’s 2006 salary was originally designated in Euros and has been converted to United States Dollars based on an average Euro to U.S. Dollar exchange rate for 2006 of 1.25724.

Annual Non-Equity Incentive Awards

Annual non-equity incentive awards, which we refer to herein as “bonuses,” paid to our named executive officers for annual performance are designed to both reward the executive officers for the achievement of our objectives and relate their compensation to our performance during that year. The Compensation Committee believes that tying a material percentage of the annual compensation of our executive officers to our annual performance in the form of such bonuses provides our named executive officers with incentive to achieve those business objectives.

It is our practice to make the annual bonus payments to our named executive officers early in the year following the year in which those bonuses were earned, as the Compensation Committee reviews certain of the components of each named executive officer’s target bonus based on our fiscal year-end financial statements as they become available after December 31. Pursuant to this process, bonus awards to our named executive officers for their 2007 performance were paid to them in February 2008.

The Compensation Committee, with input from Judson Green, our President and Chief Executive Officer, sets the performance objectives for each of our named executive officers early in the fiscal year for which performance bonuses based on achievement of those objectives will be determined. At the beginning of 2007, the Compensation Committee, with input from Mr. Green, set the performance objectives for 2007. The key factors the Compensation Committee considered in determining the performance objectives for the year include management’s operating plan and budget for the year, each particular officer’s duties and responsibilities, and the expected contribution that each executive officer’s fulfillment of the executive officer’s duties and responsibilities would make to the achievement of our goals. While these objectives vary from individual to individual, they include meeting or exceeding the budget set for such individual’s area of responsibility, strengthening and growing our business and our customer and industry relationships, expanding and improving our products, services and strategies, improving our operations, recruiting talented employees and improving employee development, performance, recognition and satisfaction, driving a communication rich culture and building effective relationships and work processes.

The Compensation Committee set the 2007 target bonus amounts for our named executive officers as a percentage of each named executive officer’s base salary. In determining the percentage for each named executive officer, the Compensation Committee considered a number of factors, including the particular officer’s level of responsibility, each executive officer’s employment agreement, input from Mr. Green (for executive officers other than himself), and input from Deloitte, in its role as outside executive compensation advisor. As part of its deliberations, the Compensation Committee reviewed the competitive benchmarks regarding performance-based compensation programs. The competitive benchmarks were used to assess the competitiveness and the reasonableness of the target bonus amounts, both on a stand-alone basis and in the context of the other primary elements of the named executive officer’s compensation, and the ratio of the bonus-based potential compensation to the named executive officer’s total compensation.  The Compensation Committee set Mr. Green’s 2007 target bonus at 100% of his base salary compensation, with an opportunity to earn a bonus of up to 225% of his base salary compensation. The Compensation Committee set Mr. Mullen’s, Mr. MacLeod’s, Mr. Mize’s and Mr. Modi’s 2007 target bonus at 60%, 60%, 50% and 50% of such named executive officer’s base salary compensation, respectively.  The Compensation Committee has the discretion to award bonuses in an amount lower or higher than the target amount in the Committee’s discretion.

In connection with the determination of Mr. Green’s target bonus for 2007, the Compensation Committee set financial performance goals for Mr. Green relating to net income and revenue growth over 2006.  The target amount of net income was $127.6 million and the target revenue growth was 28% over 2006, or $749.7 million. These target amounts were based on the financial goals set in connection with the Board of Directors’ consideration and approval of our annual operating plan for 2007.  These financial goals were set at levels that the Compensation Committee believed were not guaranteed as similarly formulated goals have been used in prior years, and such goals had only sometimes been achieved.  The Compensation Committee believed that the goals were, however, capable of being achieved if our executive officers met or exceeded their objectives, if we performed according to our annual operating plan and if the assumptions in our annual operating plan proved correct.  In addition, the Compensation Committee set personal objectives for Mr. Green relating to: expanding and improving our production, products, services and business; increasing customer satisfaction; growing and enhancing customer relationships; and leadership.

 To aid in the determination of Mr. Green’s actual bonus amount, the Compensation Committee adopted a formula under which: (1)the one-half of his target relating to the achievement of financial objectives may be adjusted to be less than or greater than the target amount for such one-half (i.e., 50% of base compensation) depending on whether, and the extent to which, the objectives either were not met or were exceeded, for a range of 0% to 150% of the target bonus amount; and (2) the one-half of his target relating to the achievement of personal objectives may be adjusted to less than or greater than the target amount for such one-half (i.e., 50% of base compensation) depending on the Committee’s assessment, which is inherently subjective but to be adjudged with consideration of objective data where available, of Mr. Green’s degree of achievement of such personal objectives, for a range of 0% to 75% of the target bonus amount. The Compensation Committee retained the right to adjust the bonus payment to Mr. Green by plus or minus up to 30% of the target amount if, in the Compensation Committee’s judgment, the formula did not provide an equitable result.

If the target amounts of net income and revenue growth, as described above, were to be met, then Mr. Green would receive 100% of this one-half of his total target bonus amount.  The formula further defines threshold and maximum levels of net income and revenue growth.  The threshold and maximum levels of net income were $102.1 million and $153.1 million, respectively.  The threshold and maximum levels of revenue growth were 13% and 43% (or $637.2 million and $862.2 million), respectively.  For results below or above the target levels, the bonus amount is calculated by multiplying two amounts.  First, at the threshold level of net income, Mr. Green would receive 25% of his total target bonus amount and at the maximum level of net income, Mr. Green would receive 75% of his total target bonus amount.  For results in between the threshold amount and the target amount or between the target amount and the maximum amount, the percentage of target bonus amount would be interpolated on a linear basis.  For results below the threshold level, the percentage would be set at an amount determined in the Compensation Committee’s discretion.  The result from the net income calculation would then be multiplied by a factor up to a maximum of 2.0 depending on the revenue growth achieved.  At the threshold level of revenue growth, the factor is 0.5, and at the maximum level of revenue growth, the factor is 2.0.  For results in between the threshold amount and the target amount or between the target amount and the maximum amount, the percentage of target bonus amount would be interpolated on a linear basis.  For results below the threshold level, the factor would be set at an amount determined in the Compensation Committee’s discretion.

Under the portion of the formula relating to personal objectives, a rating of fully satisfactory would result in Mr. Green receiving 100% of this one-half of his target bonus amount, or 50% of his total target bonus amount.  At a lower rating of somewhat meets expectations, Mr. Green would receive a payout of 25% of his total target bonus amount, and at a higher rating of exceeds expectations, Mr. Green would receive a maximum payout of 75% of his total target bonus amount.  For a rating in between such lower rating and a fully satisfactory rating or between a fully satisfactory rating and such higher rating, the percentage of target bonus amount would be interpolated on a linear basis.  For a rating below such lower rating, the percentage would be set at an amount below 25% determined in the Compensation Committee’s discretion.

The Compensation Committee adopted the formula described above for Mr. Green in order to provide us and Mr. Green more certainty, to more closely link Mr. Green’s bonus with our overall financial performance and to qualify at least a portion of such bonus for deductibility under Section 162(m) of the Internal Revenue Code.

In determining the amount of bonus compensation for Mr. Green, the Compensation Committee followed the methodology described above based on our forecasted financial results for 2007 as of December 2007.  Our actual financial results for 2007 turned out to be better than the forecasted results used by the Committee in December, but the Committee did not increase the amount of Mr. Green’s bonus based on these better results and thus awarded Mr. Green a bonus that was more conservative than it could have been under the methodology.  More specifically, in December 2007 the Compensation Committee used as inputs, on a currency neutral basis, our forecasted net income result of $147.7 million and our forecasted revenue of $792 million.    Other than the foreign currency adjustment, the Compensation Committee did not exclude any revenues from acquisitions or adjust for any divestitures as we did not have a material amount of revenue from acquisitions completed during the year that were not contemplated in the annual budget and there were no divestitures.   The forecasted net income amount was between the target amount and the maximum amount, and was interpolated between those two amounts on a linear basis to arrive at a payout of 69.7% of the target bonus amount.  The revenue growth amount fell between the target amount and the maximum amount, and was interpolated between those two amounts on a linear basis to arrive at a multiplier factor of 1.376.  The Compensation Committee multiplied the net income payout of 69.7% by the revenue growth factor of 1.376 to arrive at a payout of 95.9% of Mr. Green’s target bonus amount for the one-half of his target relating to the achievement of financial objectives, or $623,350.  The actual financial results of $170.6 million of net income and $814.2 million of revenue (each on a currency neutral basis) exceeded the forecasted results used to calculate Mr. Green’s bonus, but as mentioned above the Compensation Committee did not increase the amount of this portion of the bonus for the better results.

With respect to personal objectives, the Compensation Committee’s assessment was that Mr. Green’s performance, including his efforts in connection with the pending Nokia merger, was excellent and was at the level of exceeding expectations with a bonus percentage payout on this factor of 75% for this one-half of Mr. Green’s target bonus amount, or $487,500.  Together with the bonus payout calculated for Mr. Green’s financial performance, the result would be a bonus award of approximately $1,110,000, which the Committee rounded to $1,100,000, or 169% of Mr. Green’s base salary compensation.   Set forth below is an illustration of the manner in which Mr. Green’s bonus was calculated:

Net Income*		Payout as % of Target Annual Incentive	Forecasted Result (Currency Neutral)	Payout Percent
Maximum	$153.1m	75% (150% of 50%)

Target	$127.6m	50% (100% of 50%)	$147.7m	69.7%

Threshold	$102.1m	25% (50% of 50%)

* Net income is defined as net earnings, after tax, as determined under generally accepted accounting principles (GAAP), with the Committee having the ability to include or exclude all extraordinary and/or one time items.

Revenue Growth*			Leverage Factor	Forecasted Result (Currency Neutral)	Leverage Factor
Maximum	43%	$862.2m	2.0 x

Target	28%	$749.7m	1.0 x	$792.0m	1.376

Threshold	13%	$637.2m	0.5 x

* Revenue growth is defined as year-over-year revenue, as reported under GAAP, with the Committee having the ability to include or exclude revenues from acquisitions or to adjust for divestitures in determining year-over-year growth.

Non-Financial Performance Rating	Payout as % of Target Annual Incentive	Payout Result as a % of Target Annual Incentive
• Exceeds expectations	75%	75%

• Fully meets expectations	50%

• Somewhat meets expectations	25%

Calculation of Bonus Award

1.	Net Income Payout Percentage	69.7%

2.	Apply the Revenue Growth Factor	x 1.376

3.	Financial Payout Percentage	95.9%

4.	Add the Non-Financial Performance Component Percentage	+ 75%

5.	Total Payout % (% of Base Salary)	170.9%

6.	Base Salary	x $650,000

7	Bonus Amount	$1,110,850*

* The Compensation Committee rounded the bonus awarded to Mr. Green to $1,100,000.

In determining bonus amounts for the other named executive officers, the Compensation Committee, with input from Mr. Green, evaluated each named executive officer’s 2007 performance against the objectives set for each of them for that year and also took into account that we had exceeded our financial objectives for 2007 after adjustment for the following one-time or unusual items:  the change in the foreign exchange rates from the budgeted rate, costs related to our pending acquisition by Nokia and financial results arising out of two acquisitions.  The Compensation Committee did not adopt a formula for these named executive officers (like it had for Mr. Green) since the Compensation Committee believed it was appropriate to retain more flexibility in determining these bonus amounts as each such officer has less individual responsibility than our Chief Executive Officer for driving our overall financial performance.  The Compensation Committee determined that each of the named executive officer’s performance was between fully satisfactory and exceeding expectations and that each named executive officer had met or exceeded most of such officer’s individual objectives.  The Compensation Committee therefore determined to award a bonus amount for 2007 for each named executive officer that was greater than such officer’s 2007 target amount.

Based on the Compensation Committee’s determinations, Mr. Mullen was awarded a bonus in the amount of $280,000, or 77% of his 2007 base salary compensation, Mr. Mize was awarded a bonus in the amount of $190,000, or 66% of his 2007 base salary, Mr. MacLeod was awarded a bonus in the amount of $230,000, or 66% of his 2007 base salary compensation and Mr. Modi was awarded a bonus in the amount of $165,000, or 55% of his 2007 base salary compensation.  Mr. Mullen’s bonus amount included an amount of $50,000 in special recognition of Mr. Mullen’s contributions in connection with our pending acquisition by Nokia.

The following table shows the target bonus amount as a percentage of base salary for each named executive officer for the 2007 fiscal year and the actual bonus awarded to each such named executive officer for the 2007 fiscal year as a percentage of base salary:

	2007 Target Bonus as a % of Base Salary	2007 Actual Bonus	2007 Actual Bonus as a % of Base Salary	% of Target
Judson C. Green	100%	$1,100,000	169%	169%
David B. Mullen	60%	$280,000	77%	128%
Jeffrey L. Mize	50%	$190,000	66%	132%
John K. MacLeod	60%	$230,000	66%	110%
Amreesh Modi	50%	$165,000	55%	110%

The following table shows a comparison of the bonuses paid to each of our named executive officers for fiscal years 2006 and 2007:

	2006 Bonus	2007 Bonus	Change		% Change
Judson C. Green	$567,000	$1,100,000		$533,000	94%
David B. Mullen	$164,250	$280,000		$115,750	70%
Jeffrey L. Mize	$137,368	$190,000		$52,632	38%
John K. MacLeod	$157,500	$230,000		$72,500	46%
Amreesh Modi	n/a	$165,000	$	n/a	n/a

Equity-Based Awards

Equity-based awards are designed to motivate our named executive officers to achieve our long-term business objectives and meaningfully relate our named executive officers’ compensation to our performance, particularly by aligning such compensation with long-term increases in stockholder value. The performance-based restricted stock units portion of the equity-based awards is also designed to reward the executive officers for the achievement of their objectives for the relevant annual fiscal period in which our performance determines the ultimate number of restricted stock units awarded in connection with such grant.

Pursuant to our Amended and Restated 2001 Stock Incentive Plan, we grant awards of stock options and restricted stock units on an annual basis to our employees above a defined organizational level. The ranges for the sizes of awards under this program increase as the level within our organizational structure increases, and individual awards can vary within each of those ranges or, in the plan administrator’s discretion, can be outside those ranges. We generally award stock options and restricted stock units to our named executive officers in accordance with this program, except that prior to 2006, awards of stock options and restricted stock units to Mr. Green were made on a negotiated basis as part of his employment agreements rather than on an annual basis. The awards to our named executive officers are made on the same date that stock options and restricted stock units are awarded to other employees eligible to participate in our long-term incentive program. The grant date typically is in February or early March of each year, on a date following our earnings announcement relating to the prior fiscal year and the publication of our earnings guidance for the then-current fiscal year (although we have not provided earnings guidance in 2008). The grant date of the stock options is either the date on which the Compensation Committee approves the grant or a future date whereby the number of shares of common stock subject to the stock option granted is based on a pre-established formula. The exercise price of these stock options is the closing price of our common stock on the date of grant.

Awards of stock options and performance-based restricted stock units were made in 2007 to each of our named executive officers in accordance with our long-term incentive program. The awards for the named executive officers were authorized by our Compensation Committee and made under our Amended and Restated 2001 Stock Incentive Plan.

Our Compensation Committee determined the number of shares underlying stock options and targeted number of restricted stock units to be granted to each of the named executive officers based on a variety of factors, including the individual officer’s contributions and expected future contributions to our success, prior equity grants and current equity ownership, the perceived need to provide an incentive for the officer to continue service with us over the long-term, input from Mr. Green for the named executive officers other than himself, and competitive data and input from Deloitte, in its role as outside executive compensation advisor. As part of its deliberations, the Compensation Committee reviewed the competitive benchmarks regarding stock option and restricted stock unit awards made to executive officers. The competitive benchmarks were used to assess the competitiveness and the reasonableness of the awards, both on a stand-alone basis and in the context of the other primary elements of the named executive officer’s compensation, and the ratio of the equity-based compensation to the named executive officer’s total compensation.  The Compensation Committee also considered the potential dilutive effect on stockholders of the issuance of stock options and restricted stock units that may be exercised for or converted into shares of our common stock.  In determining Mr. Green’s equity compensation grant in 2007, our Compensation Committee also considered the value of Mr. Green’s existing equity-based awards as of that time in order to ensure that Mr. Green continued to have sufficient incentive-based compensation for retention and motivational purposes.

Based on the factors above, the Compensation Committee then set a grant date value of the stock options and a grant date target value of the restricted stock unit awards. The following table sets forth these amounts for the stock options and restricted stock units granted in February 2007:

	Grant Date Target Value of Stock Options	Grant Date Target Value of Restricted Stock Units
Judson C. Green	$1,750,000	$3,500,000	(1)
David B. Mullen	$547,500	$547,500
Jeffrey L. Mize	$412,500	$412,500
John K. MacLeod	$525,000	$525,000
Amreesh Modi	$300,000	$300,000

(1)  As noted below, the grant date target value of Mr. Green’s restricted stock unit award in the table above represents the maximum potential amount of such award, and is only subject to downward adjustment.  The “target” amount of Mr. Green’s restricted stock unit award was actually 50% of the grant date target value in the table above.

The number of stock options awarded is calculated by dividing the grant date value of the stock options by the option value, where the option value is determined based on the market price using a binomial pricing model as applied by our Chief Financial Officer in accordance with generally accepted accounting principles in the United States and as reflected in our consolidated financial statements. The number of restricted stock units awarded is determined by dividing the grant date target value of restricted stock units by the closing price of our common stock on the date of grant, subject to adjustment as described below.

The stock options and restricted stock units were granted on March 1, 2007, which is the same date on which we granted stock options and restricted stock units to our other employees eligible to participate in our long-term incentive program.  The exercise price of the stock options granted to all of the named executive officers was the closing price of our common stock on the date of grant. The stock options granted in 2007 to the named executive officers expire eight years after the date of grant.

All grants made to our named executive officers in 2007 are subject to time vesting provisions that are intended to encourage them to remain employed by us. For stock options, 25% of the stock options vest after one year from March 1, 2007, and the remainder of the stock options vest monthly in equal portions over the subsequent thirty-six months. For the restricted stock units, 25% of the restricted stock units vest one year from March 1, 2007 and on each of the three subsequent anniversaries thereof.

In addition, the restricted stock unit grants to our named executive officers were subject to performance vesting provisions that tie compensation to the achievement of future performance goals and align compensation with long term increases in stockholder value. The performance goals related specifically to goals for net income and revenue growth, subject to adjustment for certain one-time or unusual items, over the prior fiscal year. Our Compensation Committee adopted a formula for the executive officers other than Mr. Green under which the restricted stock unit award could be adjusted to be less than or greater than the target amount depending on whether, and the extent to which, the goals were met or exceeded, for a range of 0% to 200% of the target amount. For Mr. Green, the Compensation Committee adopted a formula under which the restricted stock unit award could be adjusted to be less than the maximum amount depending on whether, and the extent to which, the goals were not met, for a range of 0% to 100% of the maximum amount, where the target amount represented 50% of the maximum amount.

For both Mr. Green and the other executive officers, the target amount of revenue was $749.7 million and the target amount of net income was $127.6 million.  These target amounts were based on the financial goals set in connection with the Board of Directors’ consideration and approval of our annual operating plan for 2007.

Under the formulas for both Mr. Green and the other executive officers, revenue is defined as revenue as reported under GAAP, but (i) excluding revenues from acquisitions other than our acquisition of Traffic.com, and (ii) excluding revenues from any business unit divested in 2007.  Under the formula for Mr. Green, net income is defined as net earnings, after tax, as determined under GAAP, but excluding all Extraordinary Items (other than earnings/losses from the  acquisition of Traffic.com), where “Extraordinary Items” has the meaning set forth in Exhibit E of our Amended & Restated 2001 Stock Incentive Plan (i.e., all items of gain, loss or expense for the fiscal year determined to be extraordinary or unusual in nature or infrequent in occurrence or related to a corporate transaction (including, without limitation, a disposition or acquisition) or related to a change in accounting principle, all as determined in accordance with standards established by Opinion No. 30 of the Accounting Principles Board).  Under the formula for executive officers other than Mr. Green, net income is defined as net earnings, after tax, as determined under GAAP, but (1) excluding all extraordinary and/or one time items, (2) excluding earnings/losses from acquisitions (other than the  acquisition of Traffic.com), and (3) excluding earnings/losses from any business unit divested in 2007.  In the event that the actual average U.S. Dollar-to-Euro exchange rate for 2007 differed from the exchange rate assumed in setting our annual operating plan for 2007, the calculated net income and revenue amounts would be adjusted to reflect the assumed rate.

Under the formulas for both Mr. Green and the other executive officers, the restricted stock unit award is subject to adjustment based on our revenue and net income for 2007.  More specifically, if the target amounts of revenue and net income, as described above, were to be met, then the restricted stock units would be set at the target amounts.  The formula further defines threshold and maximum levels of revenue and net income.  The threshold and maximum levels of revenue are $637.2 million and $862.2 million, respectively.  The threshold and maximum levels of net income are $89.3 million and $165.9 million, respectively.  A payout is determined for each of revenue and net income, and then the two payouts are added together.  At the threshold level of revenue, the payout is 25% of the target amount and at the maximum level of revenue the payout is 100% of the target amount. For results in between the threshold amount and the target amount or between the target amount and the maximum amount, the percentage of payout would be interpolated on a linear basis.  For executive officers other than Mr. Green, for results below the threshold level, the percentage would be set at an amount below 25% determined in the Committee’s discretion with input from Mr. Green. At the threshold level of net income, the payout is 25% of the target amount and at the maximum level of net income the payout is 100% of the target amount. For results in between the threshold amount and the target amount or between the target amount and the maximum amount, the percentage of payout would be interpolated on a linear basis.  For the executive officers other than Mr. Green, for results below the threshold level, the percentage would be set at an amount below 25% determined in the Committee’s discretion with input from Mr. Green.  For Mr. Green, the Compensation Committee retained the discretion to reduce the size of the payout award beyond that resulting from the application of the formula.

On February 27, 2008, the Compensation Committee applied the formulas relating to the performance vesting provisions to determine the actual sizes of the awards for our named executive officers based on our 2007 performance.  In making its determinations for fiscal year 2007, the Compensation Committee noted that we had exceeded our 2007 financial objectives after adjustment for the following one-time or unusual items: the change in the foreign exchange rates from the budgeted rate, costs related to our pending acquisition by Nokia and financial results arising out of two acquisitions.  More specifically, our revenue and net income for 2007 were $853.4 million and $173.0 million, respectively, and, after being adjusted in accordance with the methodology described above for the impact of (i) our acquisitions of Mapsolute and the assets of Geofactory (ii) the difference between the actual and budgeted foreign exchange rates, and (iii) costs relating to Nokia’s pending acquisition of us, were $814.2 million and $170.6 million, respectively.  Based on these adjusted amounts, the Compensation Committee calculated the payout based on revenue to be 79% of the target awards and the payout based on net income to be 100% of the target awards, for a total payout of 179% of the target restricted stock unit awards.  Set forth below is an illustration of the calculation of the number of restricted stock units awarded:

Calculation of Net Income Payout Percentage
1.	Net Income	$173 million

2.	Net Income (as adjusted)	$170.6 million

3.	Maximum Level of Net Income	$165.9 million

4.	Net Income Payout Percentage	100%

Calculation of Revenue Payout Percentage
1.	Revenue	$853.4 million

2.	Revenue (as adjusted)	$814.2 million

3.	Threshold and Maximum Levels of Revenue	$637.2 - $862.2 million

4.	Revenue Payout Percentage (interpolated on a linear basis)	79%

	Total Payout Percentage	179%

The following table shows the percentage of the target amount of restricted stock unit awards ultimately awarded to each of our named executive officers:

	% of Target Amount of Restricted Stock Units Ultimately Awarded
Judson C. Green	89.5	%(1)
David B. Mullen	179%
Jeffrey L. Mize	179%
John K. MacLeod	179%
Amreesh Modi	179%

(1)  As noted above, the grant date target value of Mr. Green’s restricted stock unit award represented the maximum potential amount of such award, and was only subject to downward adjustment.  The “target” amount of Mr. Green’s restricted stock unit award was actually 50% of the grant date target value.  If the grant date target value of Mr. Green’s restricted stock units had been set in a manner in which the maximum potential amount of the award was 200% of the grant date target value and the “target” amount was 100% of the grant date value like the other named executive officers, the percentage of the target amount of restricted stock units ultimately awarded in the table above would have been 179% like the other named executive officers.

Perquisites and Other Benefits

Each of our named executive officers other than Mr. Green receives a car allowance of $1,000 per month.  Our named executive officers also have the opportunity to participate in the NAVTEQ Corporation Deferred Executive Compensation Plan, which is available to all of our employees at the vice president level and above, as well as all other benefits made available generally to our employees, including our Savings and Investment Plan. Under the Deferred Executive Compensation Plan, participants may make elections at a certain time each year to defer up to 100% of their salary and bonus. Once an election is made, it cannot be changed or cancelled. The pre-tax amount is then deducted during the year and invested as directed by the participant in the available investment options. The deferred amount is then paid to the participant either in a lump sum upon termination or equally over a 5 or 10 year period following termination, as specified by the participant at the time of the election. The participant is then taxed on such amounts at the time of distribution. None of the named executive officers participate in this plan.

In addition, pursuant to Mr. Green’s employment agreement, Mr. Green is entitled to (i) first class business-related travel anywhere in the United States and business class business-related travel outside of the United States, (ii) a monthly allowance of $3,000 for expenses related to automobile, personal financial advice and membership fees and dues of a Chicago luncheon/dinner club primarily to serve meals in a business environment and (iii) a level-premium term life insurance policy having a death benefit of not less than $3,500,000 payable to the beneficiary designated by Mr. Green during Mr. Green’s employment, which policy shall be assigned to Mr. Green upon termination for any reason.

Base Salary and Bonus as a Proportion of Total Compensation

The Company does not have a predetermined formula for allocating total compensation between cash and equity compensation or short-term and long-term compensation.  The following table sets forth the base salary and bonus as a proportion of total compensation for each of the named executive officers in 2007:

	Base Salary plus Bonus	Total Compensation (as set forth in the Summary Compensation Table)	Base Salary and Bonus as a Proportion of Total Compensation
Judson C. Green	$1,749,231	$4,740,074	36.9%
David B. Mullen	$645,000	$1,344,325	48.0%
Jeffrey L. Mize	$478,462	$1,454,965	32.9%
John K. MacLeod	$580,000	$1,161,807	49.9%
Amreesh Modi	$465,000	$1,359,555	45.2%

Tax and Accounting Considerations

Limitation on Deductibility of Certain Compensation for Federal Income Tax Purposes

The Internal Revenue Code precludes publicly traded companies from taking a deduction for compensation in excess of $1 million for the named executive officers. Certain performance-based compensation is specifically exempt from the deduction limit. Our policy is to qualify, to the extent deemed reasonable by our Compensation Committee, the compensation of executive officers for deductibility under applicable tax laws and our incentive plans and awards are designed accordingly. Our Compensation Committee, however, retains the ability to evaluate the performance of our executives, including the CEO, and provide for appropriate compensation even if it may result in the non-deductibility of certain compensation. A portion of Mr. Green’s bonus for fiscal year 2007 may not qualify for deductibility under the Internal Revenue Code. Our Compensation Committee, however, felt that retaining discretion to evaluate Mr. Green’s performance was necessary and appropriate.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. In February 2006, our Board of Directors adopted the NAVTEQ Corporation Deferred Executive Compensation Plan described above. While the final regulations have not become effective yet, this plan is intended to comply with such law, and we believe we are operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock-based payments in connection with awards granted under our equity incentive plans in accordance with the requirements of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123(R), “Share-based Payment.” These rules did not directly influence the design of our long-term equity incentives.

Change of Control and Certain Termination Events

We did not make any payments to any named executive officers in 2007 with respect to any change of control arrangements. We are a party to employment agreements with each of the named executive officers other than Mr. Mize and Mr. Modi that were entered into prior to 2007 which contain provisions regarding payments due to the employee upon certain change of control or termination events.  With respect to Mr. Mize and Mr. Modi, we entered into amendments to their respective employment agreements in September 2007 entitling such officers to payments upon certain termination events.  We also entered into an amendment to Mr. MacLeod’s employment agreement in September 2007 to add additional severance upon certain termination events equal to Mr. MacLeod’s pro rata target bonus for the year of termination.  These arrangements are described in more detail under “Payments upon Termination or Change-in-Control” below. We believe these arrangements are an important element in retention of our named executive officers and maintaining benefit levels consistent with competitive practice.

Compensation Committee Report

The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or “filed,” or incorporated by reference in future filings with the SEC, except to the extent the company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained herein with management and based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007.

The Compensation Committee
Richard J.A. de Lange (Chairman)
Christopher Galvin
Scott D. Miller

Summary Compensation Table

The following table summarizes the compensation earned in the fiscal years ended December 31, 2006 and 2007 by our principal executive officer, our principal financial officer and our three other most highly paid executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2007.  In this document, we refer to these individuals as our “named executive officers.”

Name and Principal Position	Year	Salary ($)			Bonus ($)		Stock Awards (2)($)		Option Awards (2)($)		Non-Equity Incentive Plan Compensation ($) (1)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)			Total ($)

Judson C. Green President and Chief Executive Officer	2007 2006	$ $	649,231 630,000		—		$ $	2,102,341 2,723,476	$ $	818,613 362,645	$ $	1,100,000 567,000	— —	$ $	69,889 56,169	(4) (4)	$ $	4,740,074 4,339,290

David B. Mullen Executive Vice President and Chief Financial Officer	2007 2006	$ $	365,000 364,423		—		$ $	329,717 166,829	$ $	350,858 428,865	$ $	280,000 164,250	— —	$ $	18,750 18,600	(5) (5)	$ $	1,344,325 1,142,967

Jeffrey L. Mize Executive Vice President, NAVTEQ Sales	2007 2006	$ $	288,462 301,738		—		$ $	234,635 117,771	$ $	199,286 184,829	$ $	190,000 137,368	— —	$ $	542,582 838,427	(6) (6)	$ $	1,454,965 1,580,133

John K. MacLeod Executive Vice President, Connected Services	2007 2006	$ $	350,000 349,231		—		$ $	286,355 115,881	$ $	276,298 247,634	$ $	230,000 157,500	— —	$ $	19,154 16,307	(7) (7)	$ $	1,161,807 886,553

Amreesh Modi Senior Vice President and Chief Technology Officer	2007 2006	$ $	300,000 5,769	(8)	$ $	150,000(9 —)	$ $	223,781 —	$ $	171,876 —	$ $	165,000 —	— —	$ $	17,296 800	(10) (10)	$ $	1,027,953 6,569

(1)

Represents amounts earned in the year indicated, but paid in the following year. Non-equity incentive plan compensation is determined based on achievement of performance objectives, and with respect to Mr. Green, half of his target amount is determined by a formula related to the achievement of certain financial objectives. These performance objectives are more fully described in the Compensation Discussion and Analysis set forth above.

(2)

There were no forfeitures of stock or option awards during 2006 or 2007 among the named executive officers included in this table. Assumptions used in the valuation of these awards is included in Note 7 to our Notes to Consolidated Financial Statements beginning on page F-14 of our Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	The amount set forth for such perquisites was based on the actual incremental cost incurred by us.

(4)

In 2007, the amount represents allowance for business expense ($36,000), life insurance premiums ($27,136) and matching on 401(k) contributions ($6,750).  In 2006, the amount represents allowance for business expense ($36,000), life insurance premiums ($13,569) and matching on 401(k) contributions ($6,600).

(5)

In 2007, the amount represents allowance for automobiles ($12,000) and matching on 401(k) contributions ($6,750).  In 2006, the amount represents allowance for automobiles ($12,000) and matching on 401(k) contributions ($6,600).

(6)

In 2007, the amount represents the following in connection with Mr. Mize’s expatriate assignment:  tax equalization payments ($268,197), cost of living adjustment and expense reimbursements ($251,499) and health insurance premiums ($10,136). Also included in 2007 was allowance for automobiles ($6,000) and matching on 401(k) contributions ($6,750).  In 2006, the amount represents the following in connection with Mr. Mize’s expatriate assignment: tax equalization payments ($532,124), cost of living adjustment and expense reimbursements ($182,988), reimbursement for school tuition for children ($86,008), health insurance premiums ($21,702) and allowance for automobiles ($15,605). All 2006 amounts set forth herein with respect to Mr. Mize other than Mr. Mize’s non-equity incentive plan compensation were originally designated in Euros and have been converted to United States Dollars based on an average Euro to U.S. Dollar exchange rate for 2006 of 1.25724.

(7)

In 2007, the amount represents allowance for automobiles ($12,000), and matching on 401(k) contributions ($7,154). In 2006, the amount represents allowance for automobiles ($12,000), matching on 401(k) contributions ($4,207) and patent assignment ($100).

(8)	Mr. Modi joined us in December 2006.

(9)	The amount represents a hiring bonus.

(10)	In 2007, the amount represents allowance for automobiles ($12,200), and matching on 401(k) contributions ($5,096). In 2006, the amount represents allowance for automobiles.

2007 Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Judson C.	3/1/2007	—	—	—	—	—	—	—	129,920	$32.43	$1,740,928
Green	3/1/2007	—	—	—	26,983	53,965	107,930	(2)	—	—	$1,750,085
President
and Chief
Executive
Officer

David B.	3/1/2007	—	—	—	—	—	—	—	40,650	$32.43	$544,710
Mullen	3/1/2007	—	—	—	8,445	16,890	33,780	(2)	—	—	$544,743
Executive
Vice
President
and Chief
Financial
Officer

Jeffrey L	3/1/2007	—	—	—	—	—	—	—	30,630	$32.43	$410,442
Mize	3/1/2007	—	—	—	6,360	12,720	25,440	(2)	—	—	$412,510
Executive
Vice
President,
NAVTEQ
Sales

John K.	3/1/2007	—	—	—	—	—	—	—	38,980	$32.43	$522,232
MacLeod	3/1/2007	—	—	—	8,095	16,190	32,380	(2)	—	—	$525,042
Executive
Vice
President,
Connected
Services

Amreesh	1/3/2007	—	—	—	—	—	—	13,040	28,580	$32.53	$892,404
Modi	3/1/2007	—	—	—	—	—	—	—	22,280	$32.43	$298,552
Senior	3/1/2007	—	—	—	4,630	9,260	18,520	(2)	—	—	$300,302
Vice
President
and Chief
Technology
Officer

(1)

Represents the range of potential restricted stock units granted as performance-based restricted stock units on March 1, 2007. As described in footnote 2, the actual number of restricted stock units granted was determined in February 2008 by our Compensation Committee.

(2)

The actual number of the restricted stock units awarded to the named executive officers in 2008 in connection with the March 1, 2007 grants were as follows:  Mr. Green — 96,597; Mr. Mullen 30,233; Mr. Mize — 22, 769; Mr. MacLeod — 28,980; and Mr. Modi — 16,575.

(3)

The fair value of the restricted stock awards based on the actual number of restricted stock units awarded (as opposed to the target amount) was as follows:  Mr. Green - $3,132,641; Mr. Mullen - $980,456; Mr. Mize — $738,399; Mr. MacLeod — $939,821; and Mr. Modi - $537,527.

Stock Option and Restricted Stock Unit Awards

See “Compensation Discussion and Analysis — Equity-Based Awards” above for a discussion of our stock option and restricted stock unit awards to our named executive officers.

The options to purchase our common stock are not entitled to any dividends on our common stock. However, our restricted stock unit agreements provide that dividends or other distributions paid on our common stock underlying the restricted stock units will be credited to an account of the holder in the form of additional restricted stock units based on the fair market value of our common stock at that time, and the accrued dividend equivalent will be awarded based on the underlying shares that are earned. We have not declared or paid any dividends on our common stock since the time we began granting restricted stock units.

Employment Agreements

We have entered into written employment agreements with our named executive officers, the terms of which are summarized below.

President and Chief Executive Officer

Judson C. Green, our President and Chief Executive Officer, has an employment agreement with us which was amended and restated as of April 30, 2004. The employment agreement will continue until Mr. Green’s death or disability or until otherwise terminated by either party. The employment agreement provides Mr. Green a base salary of $630,000 per annum with a targeted annual bonus of 100% of his base salary. The Board may increase, but not decrease, the base salary from time to time, and once increased, the new base salary may not be decreased. One-half of his bonus is subject to Mr. Green’s achievement of applicable financial milestones and objectives established by the Compensation Committee and the other half is subject to Mr. Green’s achievement of personal non-financial objectives established by the Compensation Committee. Mr. Green is also entitled to (i) first class business-related travel in the United States, (ii) business class business-related travel outside of the United States, (iii) an allowance of $3,000 per month for expenses related to automobile, personal financial advice and membership fees and dues of a Chicago luncheon/dinner club primarily to serve meals in a business environment and (iv) a level-premium term life insurance policy having a death benefit of not less than $3,500,000 payable to the beneficiary designated by Mr. Green during Mr. Green’s employment, which policy shall be assigned to Mr. Green upon termination for any reason. Mr. Green is subject to a non-compete and non-solicitation provision, which will continue for a period of one year beyond the termination of his employment agreement. In addition, whether or not the employment agreement is terminated, if any payments to Mr. Green result in an excise tax being imposed on Mr. Green under Section 4999 of the Internal Revenue Code, Mr. Green is entitled to additional payments such that the net amount retained by Mr. Green, after deducting any such excise tax and any federal, state and local income and employment and excise tax on the additional payment, is the same after-tax position as if no excise tax had been imposed.

Mr. Green’s employment agreement provides that Mr. Green is also entitled to payments and benefits, including provisions related to the vesting and expiration of Mr. Green’s stock options and restricted stock units, in the event of certain termination events as more fully described below under “Payments upon Termination or Change of Control.”

In September 2007, we entered into an amendment to Mr. Green’s employment agreement.  The amendments were primarily related to bring the agreement into compliance with Section 409A.  Specifically, the definition of “Good Reason” was modified to be consistent with Internal Revenue Service regulations. In addition, the employment agreement was amended to specify that severance amounts payable by us that are not exempt from Section 409A will be further deferred for six months following Mr. Green’s separation from service with us.  Finally, the timing of payments of certain amounts and benefits was clarified to confirm that such amounts will be paid only at times consistent with Section 409A.

Executive Vice President and Chief Financial Officer

We entered into an employment agreement with David B. Mullen as of December 1, 2002, whereby Mr. Mullen became our Executive Vice President and Chief Financial Officer. The employment agreement terminates on the earlier of Mr. Mullen’s resignation, disability, death or termination by the Board of Directors or our CEO with or without cause. Mr. Mullen is entitled to receive a base salary of $330,000 per annum, which may be increased by our Board from time to time with such amount becoming the new base salary to which Mr. Mullen is entitled, and is eligible to receive an annual bonus of 50% of his base salary. The employment agreement also provides that Mr. Mullen shall be entitled to participate in all of our employee benefit programs for which all senior executive employees are generally eligible.  Mr. Mullen has agreed to a non-compete and non-solicitation provision which continues for a period of one year beyond the termination of his employment with us.

Mr. Mullen’s employment agreement provides that Mr. Mullen is also entitled to payments and benefits in the event of certain termination events as more fully described below under “Payments upon Termination or Change of Control.”

In September 2007, we entered into an amendment to Mr. Mullen’s employment agreement.  The amendments were primarily made to bring the agreement into compliance with Section 409A.  Specifically, the definition of “Good Reason” was modified to be consistent with Internal Revenue Service regulations and to include a reduction in “base salary” (his prior agreement included a reduction in “initial base salary”). In addition, the employment agreement was amended to specify that severance amounts payable by us that are not exempt from Section 409A will be further deferred for six months following Mr. Mullen’s separation from service with us, and the timing of payments of certain amounts and benefits was clarified to confirm that such amounts will be paid only at times consistent with Section 409A.  Finally, the employment agreement was amended to require us to make any severance payments required under their agreements in an undiscounted lump sum. Under his prior agreements, severance amounts due to Mr. Mullen were payable in either a discounted lump sum or twelve equal monthly installments, as determined at our discretion.

Executive Vice President, NAVTEQ Sales

We entered into an employment agreement with Jeffrey L. Mize, our Executive Vice President, NAVTEQ Sales, on February 26, 2001 when he was hired as the Director, Vehicle Application Sales. On March 16, 2003, we entered into an international assignment agreement with Mr. Mize, prior to Mr. Mize becoming an executive officer, in conjunction with his temporary international assignment as the General Manager/Vice President of Vehicle Applications for Europe, located in Frankfurt, Germany. Mr. Mize returned to the United States in 2007. As outlined in the March 16, 2003 agreement, Mr. Mize was entitled to an annual base salary of $190,000 and a sales incentive bonus of up to 35% of his base salary. While located in Europe, Mr. Mize was entitled to an annual base salary of Euro 190,000 and the same bonus potential. Mr. Mize was promoted to Senior Vice President, Vehicle Sales in January 2006 and Executive Vice President, NAVTEQ Sales in January 2008. The Compensation Committee set Mr. Mize’s bonus target for the 2007 fiscal year at 50% of his base salary. Mr. Mize is eligible for annual salary increases based on performance and his bonus is determined based on performance criteria approved by the Compensation Committee.

In addition, in connection with the March 2003 agreement and Mr. Mize’s international assignment, we agreed to bear certain relocation costs associated with Mr. Mize’s assignment to Europe which included (i) moving and storage costs from the United States to Germany and then upon moving back to the United States, (ii) expenses related to a trip for Mr. Mize’s family to Germany prior to moving in order to look for a house, (iii) expenses for a resource to assist in selecting a house, (iv) up to $70,000 to apply toward closing costs on the sale of his U.S. residence, (v) certain closing costs on the purchase of a new home in Chicago, Illinois upon Mr. Mize’s return to the U.S., (vi) a moving allowance of $15,000 for moving to Germany, (vii) a one-time lump sum payment to offset the increase of Mr. Mize’s first year’s mortgage interest capped at $7,500 determined and paid upon Mr. Mize’s return to the United States, (viii) expenses for two trips to the United States per calendar year for Mr. Mize’s family, (ix) a monthly housing differential equal to the actual cost of Mr. Mize’s German residence less Mr. Mize’s U.S. home mortgage payment (principal and interest), (x) a monthly cost of living allowance of $2,032 (increased from Euro 700), (xi) the incremental cost of private insurance commensurate with Mr. Mize’s health and welfare benefits when living in the U.S., (xii) Mr. Mize’s children’s education expenses and language lessons for Mr. Mize’s family, (xiii) a leased vehicle and (xiv) reimbursement for the least expensive residence for up to 120 days if unable to sell U.S. residence prior to moving to Germany. In accordance with the agreement dated March 2003, we also agreed to evaluate any unanticipated costs associated with Mr. Mize’s relocation including taxes. As such, Mr. Mize received a tax equalization settlement in 2006 to cover the additional tax burden incurred by Mr. Mize in connection with his international assignment such that Mr. Mize would incur approximately the same level of income and social taxes on his income as if he had not accepted this international assignment. We also agreed to reimburse Mr. Mize for up to ninety days of temporary housing upon his return to the United States, and ultimately reimbursed Mr. Mize approximately $4,000 of such expenses. Mr. Mize is eligible to participate in our employee benefit programs generally for which our senior executive employees are generally eligible, and Mr. Mize has agreed to a non-compete and non-solicitation provision which continues for a period of one year beyond the termination of his employment with us.

On September 27, 2007, we also entered into an amendment to Mr. Mize’s employment agreement.  The purpose of the amendment was to provide Mr. Mize certain basic severance terms, which terms included the payment or the providing of the following to Mr. Mize by us following a termination without “cause” or a resignation for “good reason”: (i) an amount equal to Mr. Mize’s then current annual base salary, (ii) any bonus that was earned but unpaid as of the date of Mr. Mize’s separation from service with us and a pro-rata portion of the bonus that Mr. Mize would otherwise be eligible to receive for the year Mr. Mize separates from service with us (the amounts described in (i) and (ii) to be payable in an undiscounted lump sum), and (iii) basic medical and insurance benefits for 12 months. In each case, any severance benefits payable under these arrangements are subject to Mr. Mize’s execution and delivery of a general release of claims against us and our affiliates.  These provisions are more fully described under “Payments upon Termination or Change of Control” below.

Executive Vice President, NAVTEQ Connected Services

John K. MacLeod is our Executive Vice President, NAVTEQ Connected Services. We have entered into an employment agreement dated as of September 18, 2000 with Mr. MacLeod pursuant to which he is entitled to an annual base salary of $300,000, which may be increased as our Board or chief executive officer may determine from time to time with such increase becoming the new base salary to which Mr. MacLeod is entitled, and a discretionary bonus of up to 50% of his base salary. The employment agreement also provides that Mr. MacLeod shall be entitled to participate in all of our employee benefit programs for which all senior executive employees are generally eligible. Mr. MacLeod has agreed to a non-compete and non-solicitation provision which continues for a period of one year beyond the termination of his employment with us.

Mr. MacLeod’s employment agreement provides that Mr. MacLeod is also entitled to payments and benefits in the event of certain termination events as more fully described below under “Payments upon Termination or Change of Control.”

In September 2007, we entered into an amendment to Mr. MacLeod’s employment agreement.  The amendments were primarily related to bringing the agreement into compliance with Section 409A.  Specifically, the definition of “Good Reason” was modified to be consistent with Internal Revenue Service regulations and to include a reduction in “base salary” (his prior agreement included a reduction in “initial base salary”).  The employment agreement was also amended to (i) specify that severance amounts payable by us that are not exempt from Section 409A will be further deferred for six months following Mr. MacLeod’s separation from service with us, (ii) clarify the timing of payments of certain amounts and benefits to confirm that such amounts will be paid only at times consistent with Section 409A and (iii) require us to make any severance payments required under their agreements in an undiscounted lump sum (under his prior agreement, severance amounts due to Mr. MacLeod was payable in either a discounted lump sum or twelve equal monthly installments, as determined at our discretion).  Finally, Mr. MacLeod’s employment agreement was further amended to require us to pay him at such time, if any, that severance payments under his agreement are required, a pro-rata portion of the target bonus that he would otherwise be eligible to receive for the year in which he separates from service with us.

Senior Vice President and Chief Technology Officer

Amreesh Modi is our Senior Vice President and Chief Technology Officer.  We have entered into an employment agreement dated as of November 3, 2006 with Mr. Modi pursuant to which he is entitled to an annual base salary of $300,000 and a discretionary bonus of up to 50% of his base salary.  Mr. Modi also received a one-time new hire bonus of $150,000.  The employment agreement also entitled Mr. Modi to two equity grants under our Amended and Restated 2001 Stock Incentive Plan.  The first award was on January 3, 2007 and consisted of an option to purchase 19,050 shares and 8,690 restricted stock units.  The second award was also on January 3, 2007 and consisted of an option to purchase 9,530 shares and 4,350 restricted stock units.  Mr. Modi is also eligible to participate in certain benefits programs offered by us.

On September 27, 2007, we also entered into an amendment to Mr. Modi’s employment agreement.  The purpose of the amendment was to provide Mr. Modi certain basic severance terms, which terms included the payment or the providing of the following to Mr. Modi by us following a termination without “cause” or a resignation for “good reason”: (i) an amount equal to Mr. Modi’s then current annual base salary, (ii) any bonus that was earned but unpaid as of the date of Mr. Modi’s separation from service with us and a pro-rata portion of the bonus that Mr. Modi would otherwise be eligible to receive for the year Mr. Modi separates from service with us (the amounts described in (i) and (ii) to be payable in an undiscounted lump sum), and (iii) basic medical and insurance benefits for 12 months. In each case, any severance benefits payable under these arrangements are subject to Mr. Modi’s execution and delivery of a general release of claims against us and our affiliates. These provisions are more fully described under “Payments upon Termination or Change of Control” below.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards

	Number of	Number of									Equity
	Securities	Securities									Incentive
	Underlying	Underlying								Equity	Plan
	Unexercised	Unexercised		Equity						Incentive	Awards:
	Options(#)	Options(#)		Incentive						Plan	Market or
				Plan						Awards:	Payout
				Awards:					Market	Number of	Value of
				Number of			Number of		Value of	Unearned	Unearned
				Securities			Shares or		Shares or	Shares, Units	Shares, Units
				Underlying			Units of		Units of	or Other	or Other
				Unexercised	Option	Option	Stock That		Stock That	Rights That	Rights That
				Unearned	Exercise	Expiration	Have Not		Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable		Options(#)	Price($)	Date	Vested(#)		Vested($)(1)	Vested(#)	Vested($)

Judson C.	1,871,753	—		—	$1.40	5/15/2012				—	—
Green	36,303	46,675	(3)	—	$46.25	5/9/2014
President	—	129,920	(2)	—	$32.43	3/1/2015
and Chief							265,357	(4)	$20,060,989
Executive
Officer

David B.	94,286	—		—	$5.74	12/22/2013				—	—
Mullen	18,591	809	(5)	—	$22.00	8/6/2014
Executive	22,573	9,295	(6)	—	$42.70	2/23/2015
Vice	10,636	13,674	(3)	—	$46.92	3/1/2016
President	—	40,650	(2)	—	$32.43	3/1/2015
and Chief							39,426	(9)	$2,980,606
Financial
Officer

Jeffrey L	7,857	—		—	$1.40	5/17/2012				—	—
Mize	8,663	377	(5)	—	$22.00	8/6/2014
Executive	11,959	3,987	(7)	—	$45.05	12/21/2014
Vice	6,252	2,843	(6)	—	$42.70	2/23/2015
President,	5,153	6,627	(3)	—	$46.92	3/1/2016
NAVTEQ	—	30,630	(2)	—	$32.43	3/1/2015
Sales							27,641	(10)	$2,089,660

John K.	76,350	—		—	$1.40	5/15/2012				—	—
MacLeod	21,687	943	(5)	—	$22.00	8/6/2014
Executive	12,162	5,008	(6)	—	$42.70	2/23/2015
Vice	8,408	10,812	(3)	—	$46.92	3/1/2016
President,	—	38,980	(2)	—	$32.43	3/1/2015
Connected							35,876	(11)	$2,712,226
Services

Amreesh	—	28,580	(8)	—	$34.53	1/3/2015				—	—
Modi	—	22,280	(2)	—	$32.43	3/1/2015
Senior							29,615	(12)	$2,238,894
Vice
President
and Chief
Technology
Officer

(1)	The market value was computed by multiplying the restricted stock units that have not vested by the December 31, 2007 closing market price of $75.60.

(2)	The options became exercisable as to 25% of the unexercised shares on March 1, 2008, and approximately 2.08% of the unexercised shares will continue to vest each month thereafter.

(3)	The options became exercisable as to approximately 3.7% of the unexercised shares on January 1, 2008, and approximately 3.7% of the unexercised shares will continue to vest each month thereafter.

(4)

The restricted stock units vest as follows: 28,791 restricted stock units on each of March 1, 2008, 2009 and 2010; 24,150  restricted stock units vest on March 1, 2011; and 154,834 restricted stock units vest on April 30, 2008.

(5)	The options became exercisable as to 100% of the unexercised shares on January 1, 2008.

(6)	The options became exercisable as to approximately 7.1% of the unexercised shares on January 1, 2008, and approximately 7.1% of the unexercised shares will continue to vest each month thereafter.

(7)	The options became exercisable as to approximately 8.3% of the unexercised shares on January 1, 2008, and approximately 8.3% of the unexercised shares will continue to vest each month thereafter.

(8)	The options became exercisable as to 25% of the unexercised shares on January 3, 2008, and approximately 2.08% of the unexercised shares will continue to vest each month thereafter.

(9)

The restricted stock units vest as follows: 1,408 restricted stock units vest on February 1, 2008; 1,793 restricted stock units vest on each of February 15, 2008 and 2009; 1,399 restricted stock units vest on March 1, 2008; 7,558 restricted stock units vest on each of March 1, 2008, 2009, 2010 and 2011; and 1,400 restricted stock units vest on March 1, 2011.

(10)

The restricted stock units vest as follows: 655 restricted stock units vest on February 1, 2008; 1,156 restricted stock units vest on December 21, 2008; 512 restricted stock units vest on each of February 15, 2008 and 2009; 679 restricted stock units vest on each of March 1, 2008, 2009 and 2010; 5,692 restricted stock units vest on each of March 1, 2008, 2009 and 2010; and 5,693 restricted stock units vest on March 1, 2011.

(11)

The restricted stock units vest as follows: 1,642 restricted stock units vest on February 1, 2008; 966 restricted stock units vest on each of February 15, 2008 and 2009; 1,107 restricted stock units vest on each of March 1, 2008, 2009 and 2010; and 7,245 restricted stock units vest on each of March 1, 2008, 2009, 2010 and 2011.

(12)

The restricted stock units vest as follows: 3,259 restricted stock units vest on each of January 3, 2008, and 2009; 3,260 restricted stock units vest on each of January 3, 2010 and 2011; 4,143 restricted stock units vest on March 1, 2008; and 4,144 restricted stock units vest on each of March 1, 2009, 2010 and 2011.

2007 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Judson C. Green President and Chief Executive Officer	27,427	$2,015,801	159,475	$5,625,435

David B. Mullen Executive Vice President and Chief Financial Officer	—	$—	4,599	$156,830

Jeffrey L. Mize Executive Vice President, NAVTEQ Sales	—	$—	3,002	$149,702

John K. MacLeod Executive Vice President, Connected Services	62,000	$3,199,020	3,714	$127,148

Amreesh Modi Senior Vice President and Chief Technology Officer	—	$—	—	$—

NAVTEQ Corporation Deferred Executive Compensation Plan

Our named executive officers have the opportunity to participate in the NAVTEQ Corporation Deferred Executive Compensation Plan, which is available to all of our employees at the vice president level and above, as well as all other benefits made available generally to our employees, including our Savings and Investment Plan. Under the Deferred Executive Compensation Plan, participants may make elections at a certain time each year to defer up to 100% of their salary and bonus. Once an election is made, it cannot be changed or cancelled. The pre-tax amount is then deducted during the year and invested as directed by the participant in the available investment options. The deferred amount is then paid to the participant either in a lump sum upon termination or equally over a 5 or 10 year period following termination, as specified by the participant at the time of the election. The participant is then taxed on such amounts at the time of distribution. None of the named executive officers participate in this plan.

Payments upon Termination or Change-in-Control

Nokia Merger Agreement

On October 1, 2007, we entered into an Agreement and Plan of Merger (“Nokia Merger Agreement”) with Nokia Inc., a Delaware corporation (“Parent”), North Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”) and, for certain purposes set forth in the Nokia Merger Agreement, Nokia Corporation, a corporation organized and existing under the laws of the Republic of Finland.  Subject to the terms and conditions of the Nokia Merger Agreement, Purchaser will be merged with and into us (the “Nokia Merger”), each outstanding share of our common stock, par value $0.001 per share, will be converted into the right to receive $78.00 in cash, without interest, and we will survive the Nokia Merger as a wholly-owned subsidiary of Parent. All unvested options to purchase common stock will accelerate and vest in full immediately prior to the consummation of the Nokia Merger, including those held by the named executive officers. Option holders will receive a cash payment for each option held equal to the excess of $78.00 over the applicable option exercise price, less taxes. Each outstanding restricted stock unit granted by us will be converted automatically into restricted stock units with respect to a number of Nokia shares equal to the product of the number of shares subject to the restricted stock units and the equity exchange ratio (which is $78.00 per share merger consideration divided by the closing price for a Nokia share on the business day before the effective time).   If the Nokia Merger Agreement is completed, the acquisition will constitute a change in control for purposes of Mr. Green’s employment agreement.

The foregoing description of the Nokia Merger Agreement and the Nokia Merger does not purport to be complete and is qualified in its entirety by reference to the Nokia Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K dated October 1, 2007, which is incorporated herein by reference.

Employment Agreements

President and Chief Executive Officer

We have an employment agreement with Judson C. Green, our President and Chief Executive Officer dated April 30, 2004, as amended.  Pursuant to that agreement, if prior to the date he attains age 65: (i) Mr. Green’s employment is terminated by us without cause (as defined in the agreement), (ii) Mr. Green terminates his employment as a result of a material breach of the agreement by us or for good cause (which includes a significant reduction of his duties and responsibilities and a material reduction of his annual base salary or target bonus opportunity) or (iii) Mr. Green terminates his employment for any reason during the 30-day period commencing on the six-month anniversary after a change of control, then Mr. Green will be entitled to the following:

•  severance pay, payable in a lump sum within 10 days following the date of termination of his employment, in an amount equal to two years of his then-current annual base salary and two times his then current target bonus;

•  continuation of participation in our health and welfare benefit plans for a period of two years after the date of termination of his employment, to the extent the terms of such plans so permit, followed by COBRA continuation coverage, followed by the continuation of health benefits  until he and his spouse commence Medicare, at a cost to Mr. Green of the COBRA premium charged to former employees from time to time;

•   immediate vesting of all of Mr. Green’s stock options, restricted stock units and other equity awards (while Mr. Green has a contractual right to the immediate vesting of stock options, the Nokia Merger Agreement provides for immediate vesting of all options held by all NAVTEQ option holders);

•   vesting of a pro-rata amount of Mr. Green’s non-equity incentive awards, based upon the target payout and the number of days worked in the applicable performance period (Mr. Green currently does not have any such non-equity incentive awards other than his bonus);

•   immediate payment of all earned cash long-term incentive awards for which the performance period has ended (Mr. Green does not have any such earned cash long-term incentive awards) and all of Mr. Green’s stock options will be exercisable until the expiration date of such stock options (the provision of the Nokia Merger Agreement that provides for the cashing-out of all outstanding NAVTEQ stock options effectively renders this provision of Mr. Green’s agreement inapplicable);

•   all accrued and unpaid annual base salary, accrued and unused vacation and any earned and unpaid annual bonus (such bonus to be received when such bonus would have been paid to him had his employment not been terminated), and any unreimbursed business expenses incurred through the date of such termination of his employment; and

•   reimbursement for federal excise taxes due under the so-called “golden parachute rules” and for related income tax liabilities arising from such reimbursement, such that Mr. Green would be placed in the same after-tax position had such excise taxes not applied.

In addition, Mr. Green would be entitled to terminate his employment agreement and receive the payments and benefits set forth above if he fails to be elected and continue as a director of our Board, other than as a result of his voluntary resignation.

In the event Mr. Green’s employment terminates due to his death or disability, Mr. Green shall be entitled to all accrued and unpaid base salary, accrued and unused vacation, any bonus earned and unpaid and any unreimbursed business expenses. Mr. Green or his beneficiary is also entitled to receive any death or disability benefit or welfare benefit to which Mr. Green is entitled under our benefit plans, including COBRA continuation and the retiree health benefit described below. Further, in the event of Mr. Green’s death or disability, all stock options, restricted stock units and other equity awards shall immediately fully vest, a pro rata amount of non-equity incentive awards shall vest based upon target payout and the number of days worked in the performance period, all stock options shall be exercisable for eighteen months, in the case of death, and twelve months, in the case of disability, and all earned cash long-term incentive awards for which the performance cycle has ended shall be immediately payable (as noted above, Mr. Green does not currently have any such awards).

Upon Mr. Green’s retirement (or other voluntary termination of employment) at any time at or after attaining age 55, or at any time upon a termination of Green’s employment due to his death or disability, Mr. Green and his spouse shall each be entitled to continuation of health benefits until they commence Medicare at a cost to Mr. Green of the COBRA premium then charged to former employees.  Mr. Green is currently age 55.

Mr. Green is subject to a non-compete and non-solicitation provision, which will continue for a period of one year beyond the termination of his employment agreement.  The payments to Mr. Green described above are not conditioned on compliance with the non-competition restrictions.

Executive Vice President and Chief Financial Officer

Pursuant to our employment agreement with David B. Mullen, our Executive Vice President and Chief Financial Officer, dated as of December 1, 2002, as amended, in the event that Mr. Mullen is terminated by us without cause or voluntarily terminates his employment for good reason, he is entitled to:

• cash severance in an amount equal to his base salary;

• a pro rata target bonus for the year of termination; and

• continued participation in our welfare benefit programs for 12 months.

Mr. Mullen has agreed to a non-compete and non-solicitation provision, which continues for a period of one year beyond the termination of his employment agreement. The severance payments are subject to compliance with these provisions.

Executive Vice President, NAVTEQ Sales

Pursuant to our employment agreement with Jeffrey L. Mize, our Executive Vice President, NAVTEQ Sales, dated as of February 26, 2001, as amended, in the event Mr. Mize is terminated by us without cause or voluntarily terminates his employment for good reason, he is entitled to:

• cash severance in an amount equal to his base salary;

• a full target bonus for any completed year for which bonuses have not yet been paid;

• a pro rata target bonus for the year of termination; and

• continued participation in our welfare benefit programs for 12 months.

Executive Vice President, NAVTEQ Connected Services

Pursuant to our employment agreement with John K. MacLeod, our Executive Vice President, NAVTEQ Connected Services, dated as of September 18, 2000, as amended, in the event that Mr. MacLeod is terminated by us without cause or voluntarily terminates his employment for good reason, he is entitled to:

• cash severance in an amount equal to his base salary;

• a pro rata target bonus for the year of termination; and

• continued participation in our welfare benefit programs for 12 months.

MacLeod’s severance will be reduced on a dollar for dollar basis by the amount of any compensation received by Mr. MacLeod upon his obtaining employment with another employer. Mr. MacLeod has agreed to a non-compete and non-solicitation provision which continues for a period of one year beyond the termination of his employment with us. The severance payments are subject to compliance with these provisions.

Senior Vice President and Chief Technology Officer

 Pursuant to our employment Agreement with Amreesh Modi, our Senior Vice President and Chief Technology Officer, dated as of November 3, 2006, as amended, in the event Mr. Modi is terminated by us without cause or voluntarily terminates his employment for good reason, he is entitled to:

• cash severance in an amount equal to his base salary;

• any bonus that was earned but unpaid as of the date of Mr. Modi’s separation from service with us;

• a pro-rata target bonus for the year of termination; and

• continued participation in our welfare benefit programs for 12 months.

In the case of each named executive officer other than Mr. Green, all severance payments and benefits are subject to the named executive officer’s execution and delivery of a general release of claims against NAVTEQ and its affiliates.

Estimated Termination and Change in Control Payments

The following table contains estimates of the payments and benefits due to our named executive officers upon termination of employment or a change in control.  All calculations in this table assume a hypothetical termination date of December 31, 2007, the last day of our most recently completed fiscal year.  Except as otherwise noted, all terms are as defined in the respective employment agreements of each named executive officer.  The amounts shown in the table below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment, such as continuation of health care benefits through the end of the month of the termination of employment.

Name		Lump sum cash severance payment		2007 Fiscal Year Bonuses		Continuation of Welfare Benefits		Accelerated Vesting of Equity Awards		Tax Gross- Up Payment		Total
Judson Green
•	Termination by us for “cause”	—		$1,100,000	(1)	—		—		—		$1,100,000
•	Resignation by the executive without “good cause”	—		$1,100,000	(1)	—	(2)	—		—		$1,100,000
•	Termination due to death or disability	—		$1,100,000	(1)	—	(2)	$27,039,547	(3)	—		$28,139,547
•	Termination by us without “cause,” by the executive with “good cause” or due to a “NAVTEQ breach” (assuming no “change in ownership or effective control” under IRS rules)	$2,600,000	(4)	$1,100,000	(1)	$28,000	(2)(5)	$27,039,547	(3)	—		$30,767,547
•	(1) Termination by us without “cause,” by the executive with “good cause” or due to a “NAVTEQ breach” (assuming the termination is materially related to a “change in ownership or effective control”); or (2) termination for any reason in the seventh month after a change of control	$2,600,000	(4)	$1,100,000	(1)	$28,000	(2)(5)	$27,039,547	(3)	$14,314,000	(6)	$45,081,547

David B. Mullen
•	Termination by us without “cause” or by the executive for “good reason”	$365,000	(7)	$219,000	(8)	$14,000	(9)	—	—	$598,000
Jeffrey L. Mize
•	Termination by us without “cause” or by the executive for “good reason”	$300,000	(7)	$150,000	(8)	$14,000	(9)	—	—	$464,000
John K. MacLeod
•	Termination by us without “cause” or by the executive for “good reason”	$350,000	(7)	$210,000	(8)	$14,000	(9)	—	—	$574,000
Amreesh Modi
•	Termination by us without “cause” or by the executive for “good reason”	$300,000	(7)	$150,000	(8)	$14,000	(9)	—	—	$464,000

(1)

Under the terms of his employment agreement, Mr. Green’s bonus is deemed earned as of the end of the fiscal year.  Accordingly, if his employment were to terminate for any reason on the last day of the fiscal year, his bonus for that year would be deemed earned and would be payable to him.  The amount shown reflects his actual bonus for the 2007 fiscal year.

(2)

In this case, Mr. Green and his spouse are also entitled to purchase continued medical coverage under our group health plan until they commence Medicare coverage. The amount they would be required to pay us for such continued coverage would be equal to the premium charged to our former employees for COBRA continuation coverage from time to time. At present, our group-health plan is at least partially self-insured. Accordingly, the cost to us of providing continued medical coverage to Mr. Green and his spouse could potentially exceed the amounts paid by them for such coverage. While we have not calculated the actuarially expected cost of providing such continued coverage, to the extent such cost exceeds the amount paid by Mr. Green and/or his spouse, we have concluded that any incremental cost would not be material to us.

(3)	The amount shown represents the intrinsic value of his otherwise unvested equity and incentive awards as of December 31, 2007 based on the fair market value of our stock on such date.

(4)	The amount shown represents the sum of two times the sum of Mr. Green’s 2007 base salary and 2007 target bonus.

(5)	The amount shown represents the estimated cost to us to continue the group health coverage of Mr. Green and his spouse until each of them commences coverage under Medicare.

(6)

The amount shown represents the payment required to place Mr. Green in the same after-tax position had the excise tax under Section 4999 of the Code (the so-called “golden parachute” excise tax) not applied.  This excise tax is implicated by “changes in ownership or effective control,” as defined in IRS rules.  The Nokia Merger would constitute a change in our ownership or effective control for purposes of these rules.  The IRS presumes that a severance event is materially related to a change in ownership or effective control if it occurs within one year of the transaction and may also argue that later severance events are related to the transaction.

(7)	The amount shown represents one year of the executive’s 2007 base salary.

(8)	The amount shown represents the executive’s full 2007 target bonus. No pro-ration would apply in the event of a termination on the last day of our fiscal year.

(9)	The amount shown reflects the estimated value of one year’s continued participation in our welfare benefit plans.

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (7)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)

Christopher Galvin(1)	$87,750	$91,026	$27,385	—	—	—	$206,161

Richard J. A. de Lange(2)	$87,750	$91,840	$28,919	—	—	—	$208,509

Andrew Green(3)	$68,500	$84,871	$17,168	—	—	—	$170,539

William L. Kimsey(4)	$87,125	$91,026	$27,385	—	—	—	$205,536

Scott D. Miller(5)	$89,875	$91,529	$27,924	—	—	—	$209,328

Dirk-Jan van Ommeren(6)	$74,125	$91,840	$28,919	—	—	—	$194,884

(1)

Mr. Galvin had 4,709 restricted stock units and options to purchase an aggregate of 7,441 shares of our common stock as of December 31, 2007. The grant date fair values of the options to purchase shares of our common stock granted to Mr. Galvin were $21.97, $20.72 and $20.92 for the grants made on October 20, 2004, May 11, 2005 and May 9, 2006, respectively.

(2)

Mr. de Lange had 4,888 restricted stock units and options to purchase an aggregate of 11,026 shares of our common stock as of December 31, 2007. The grant date fair values of the options to purchase shares of our common stock granted to Mr. de Lange were $12.73, $20.72 and $20.92 for the grants made on August 6, 2004, May 11, 2005 and May 9, 2006, respectively.

(3)

Mr. Green had 4,029 restricted stock units and options to purchase an aggregate of 3,250 shares of our common stock as of December 31, 2007. The grant date fair values of the options to purchase shares of our common stock granted to Mr. Green were $22.72 and $20.92 for the grants made on March 16, 2006 and May 9, 2006, respectively

(4)

Mr. Kimsey had 4,709 restricted stock units and options to purchase an aggregate of 7,441 shares of our common stock as of December 31, 2007. The grant date fair values of the options to purchase shares of our common stock granted to Mr. Kimsey were $21.97, $20.72 and $20.92 for the grants made on October 20, 2004, May 11, 2005 and May 9, 2006, respectively.

(5)

Mr. Miller had 4,972 restricted stock units and options to purchase an aggregate of 9,224 shares of our common stock as of December 31, 2007. The grant date fair values of the options to purchase shares of our common stock granted to Mr. Miller were $12.73, $20.72 and $20.92 for the grants made on August 6, 2004, May 11, 2005 and May 9, 2006, respectively.

(6)

Mr. van Ommeren had 4,888 restricted stock units and options to purchase an aggregate of 11,026 shares of our common stock as of December 31, 2007. The grant date fair values of the options to purchase shares of our common stock granted to Mr. van Ommeren were $12.73, $20.72 and $20.92 for the grants made on August 6, 2004, May 11, 2005 and May 9, 2006, respectively.

(7)

Assumptions used in the valuation of these awards is included in Note 7 to our Notes to Consolidated Financial Statements beginning on page F-14 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Board of Directors Compensation

During the annual period commencing on May 22, 2007, the date of our last annual meeting of stockholders, we paid each member of our Board of Directors, other than those who are our employees or employees of our affiliates, an annual retainer of $60,000 for service on the Board and $1,500 for each Board meeting attended by the member in excess of four meetings for such year. Each member of our Board of Directors serving on one of our committees received an additional annual fee of $7,500 for each committee upon which the member served during the most recent annual period.  In addition, the Audit Committee chairman receives an additional annual fee of $10,000 and the chairman of any other committee receives an additional annual fee of $5,000. We also awarded restricted stock units valued at an amount equal to $125,000 to each member of our Board of Directors, other than those who are our employees or employees of our affiliates, on the date of the last annual meeting of stockholders. The restricted stock units vest on the first anniversary of the date of grant, but will not be distributed to the director until the fifth anniversary of the date of grant or, if earlier, the director’s date of resignation or termination from the Board. We also reimburse members of our Board of Directors for travel, lodging and other reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Mr. de Lange, Mr. Galvin and Mr. Miller. None of these individuals were at any time during or prior to fiscal year 2007 an officer or employee of ours, or had any relationship requiring disclosure under Item 404 (Transaction with Related Persons, Promoters and Certain Control Persons) of Regulation S-K, but Mr. de Lange was an employee of Koninkljke Philips Electronics N.V. (“Philips”) prior to retiring in 2002, most recently as Chairman and Chief Executive Officer of the board of management of Philips Electronics Nederland B.V. Philips was our majority stockholder prior to our initial public offering in 2004. In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF NAVTEQ

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2008, by the following individuals, entities or groups:

• each person or entity who we know beneficially owns more than five percent of our outstanding common stock;

• each of the named executive officers;

• each director and nominee; and

• all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options and restricted stock units held by that person that are currently exercisable or vested, or will become exercisable or vested, within 60 days after April 1, 2008, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 98,926,845 shares of common stock outstanding as of April 1, 2008. Unless otherwise indicated, the address for each stockholder listed in the table is c/o NAVTEQ Corporation, 425 W. Randolph Street, Chicago, Illinois 60606.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENTAGE OF SHARES BENEFICIALLY OWNED
Five Percent Stockholders:

Paulson & Co. Inc.	9,757,400	(1)	9.9%
590 Madison Avenue
New York, NY 10022

Directors and Named Executive Officers:
Richard J. A. de Lange	13,747	(2)	*
Christopher Galvin	9,496	(3)	*
Judson C. Green	2,066,960	(4)	2.0%
Andrew J. Green	5,262	(5)	*
William L. Kimsey	9,496	(6)	*
Scott D. Miller	31,608	(7)	*
Dirk-Jan van Ommeren	13,747	(8)	*
David B. Mullen	182,859	(9)	*
Jeffrey L. Mize	63,083	(10)	*
John K. MacLeod	131,800	(11)	*
Amreesh Modi	21,178	(12)	*
Total of all Directors and Executive Officers	2,696,014		2.7%

* Less than 1%.

(1)

Beneficial ownership information is based on information contained in a report on Schedule 13G filed on February 14, 2008 by Paulson & Co. Inc.  According to this schedule, all securities reported are owned by Paulson’s advisory clients, none of which to Paulson’s knowledge owns more than 5% of our common stock.

(2)	Includes options to purchase 8,734 shares of our common stock held by Mr. de Lange exercisable within 60 days of April 1, 2008 and 3,668 restricted stock units vesting within 60 days of April 1, 2008.
(3)	Includes options to purchase 5,032 shares of our common stock held by Mr. Galvin exercisable within 60 days of April 1, 2008 and 3,668 restricted stock units vesting within 60 days of April 1, 2008.
(4)

Includes options to purchase 1,912,026 shares of common stock held by Mr. Green (Judson) exercisable within 60 days of April 1, 2008 and 154,834 restricted stock units vesting within 60 days of April 1, 2008.

(5)

Includes options to purchase 1,642 shares of common stock held by Mr. Green (Andrew) exercisable within 60 days of April 1, 2008 and 3,472 restricted stock units vesting within 60 days of April 1, 2008.

(6)	Includes options to purchase 5,032 shares of our common stock held by Mr. Kimsey exercisable within 60 days of April 1, 2008 and 3,668 restricted stock units vesting within 60 days of April 1, 2008.
(7)	Includes options to purchase 6,750 shares of our common stock held by Mr. Miller exercisable within 60 days of April 1, 2008 and 3,668 restricted stock units vesting within 60 days of April 1, 2008.
(8)

Includes options to purchase 8,734 shares of our common stock held by Mr. van Ommeren exercisable within 60 days of April 1, 2008 and 3,668 restricted stock units vesting within 60 days of April 1, 2008.

(9)	Includes options to purchase 164,602 shares of common stock held by Mr. Mullen exercisable within 60 days of April 1, 2008.
(10)	Includes options to purchase 53,031 shares of common stock held by Mr. Mize exercisable within 60 days of April 1, 2008.
(11)	Includes options to purchase 128,709 shares of common stock held by Mr. MacLeod exercisable within 60 days of April 1, 2008.
(12)	Includes options to purchase 16,025 shares of common stock held by Mr. Modi exercisable within 60 days of April 1, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007, regarding the number of shares of common stock that may be issued under our equity compensation plans.

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

The number of securities remaining available for future issuance under equity compensation plans set forth above represents shares available for issuance under our Amended and Restated 2001 Stock Incentive Plan.

Item 13.  Certain Relationships and Related Transactions.

Director Independence

In accordance with the listing standards of the New York Stock Exchange (“NYSE”), a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board of Directors has adopted Guidelines With Respect to Board Determinations of the Absence of Material Relationships Between NAVTEQ and its Directors in connection with assessing whether a director satisfies the applicable NYSE requirements with respect to being “independent.” These standards are available on our website at www.navteq.com under “Investor Relations—Corporate Governance”.

Our Board of Directors has affirmatively determined that Mssrs. Galvin, Andrew Green, Kimsey, Miller, de Lange and van Ommeren, representing a majority of our directors, are independent within the meaning of the NYSE listing standards. In making this determination, the Board concluded, in accordance with our guidelines for determining independence, that there were no relevant transactions or relationships between any of these directors, or any of their family members, and us, our senior management or our independent auditors.

The Board of Directors has also determined that all of the members of the Audit Committee (Mr. Kimsey  (Chairman), Mr. Miller and Mr. van Ommeren ) are independent under the applicable rules of the NYSE and the SEC and that all of the members of the Compensation Committee (Mr. Galvin (Chairman), Mr. de Lange and Mr. Miller) and the Nominating and Governance Committee (Mr. Galvin (Chairman), Mr. de Lange and Mr. Miller) are independent under the applicable rules of the NYSE.

Transactions with Related Persons

Since January 1, 2007, there were not any transactions, nor are there currently any proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. For the purposes of this paragraph, “related person” means (i) any of our directors or executive officers, (ii) any of our nominees for director, (iii) any immediate family member of one of our directors or executive officers, or of any of our nominees for director, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer or nominee for director, and any person (other than a tenant or employee) sharing the household of such director, executive officer or nominee for director or (iv) a security holder that owns 5% or more of our common stock or an immediate family member of such security holder, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such security holder, and any person (other than a tenant or employee) sharing the household of such security holder.

Review, Approval or Ratification of Transactions with Related Persons

Our policies with respect to the review, approval or ratification of transactions with certain related persons are embodied in the following written policies that we maintain: (i) Corporate Governance Guidelines, (ii) Code of Ethics and Business Conduct and (iii) Guidelines With Respect to Board Determinations of the Absence of Material Relationships Between NAVTEQ and its Directors.

Pursuant to our Corporate Governance Guidelines, directors may not enter into a transaction with us without first disclosing the transaction and obtaining advance approval by the Board, which approval must be obtained with such director recusing himself or herself from the consideration and approval of any such transaction. In addition, directors must disclose to us, and we must disclose to directors, any business relationships between directors and us, and any potential conflicts of interest, as soon as such party becomes aware thereof.

In addition, under our Code of Ethics and Business Conduct, covered persons, their family members and related entities shall not personally benefit, directly or indirectly, from any NAVTEQ purchase or sale, or derive any other personal gain from any other NAVTEQ activity except when the transaction has been fully disclosed to and pre-approved by our Board of Directors. Similarly, no covered person may direct, or seek to direct, any NAVTEQ business to any business enterprise in which the covered person or his or her family member has a meaningful ownership interest or serves in a leadership capacity, without the approval of our Board of Directors. For purposes hereof, (i) “covered person” shall mean our directors, officers and employees, and (ii) “family members” shall mean a covered person’s spouse or life partner and children of a covered person, any relative, by blood or marriage, of a covered person residing in the same household, and any company, limited partnership, limited liability company, trust or other entity that is directly or indirectly controlled by that covered person and/or any immediate family member of that covered person.

Our Code of Ethics and Business Conduct also provides that covered persons, their family members and related entities must not profit, directly or indirectly, from such person’s position at NAVTEQ, to our detriment or at our expense. Covered persons must also avoid any activity or personal interest that creates, or appears to create, a conflict between his or her interests and the interests of NAVTEQ. A covered person who becomes aware of his or her own personal interest or the personal interest of a family member or another covered person, which is, or may reasonably be viewed as, in conflict with that of NAVTEQ must present the situation and nature of the possible conflict to the compliance officer for appropriate consideration. The covered person must then refrain from further action until the situation has been approved by the compliance officer, after consultation with our Board. Our compliance officer is our general counsel or other person designated by our Board from time to time, except in the case of potential violations of the code by our general counsel, in which case the chairman of our Audit Committee is the compliance officer.

Finally, under our Guidelines With Respect to Board Determinations of the Absence of Material Relationships Between NAVTEQ and its Directors, our Board of Directors must conclude, in the course of determining director independence, that there is no relationship between the director and us that would present, or appear to present, any conflict of interests to us.

Our Corporate Governance Guidelines and Code of Ethics and Business Conduct do not have specific standards to be applied in connection with the approval of transactions with related persons, but rely on the judgment of our Board of Directors or the compliance officer, as the case may be, with respect thereto. Our Guidelines With Respect to Board Determinations of the Absence of Material Relationships Between NAVTEQ and its Directors does contain certain standards which are available on our website at www.navteq.com under “Investor Relations-Corporate Governance.”

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the years ended December 31, 2006 and December 31, 2007 for professional services rendered by KPMG LLP, our independent registered public accounting firm, for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for such fiscal years equaled $1,329,000 and $1,540,000, respectively.

Audit-Related Fees

There aggregate fees billed for the years ended December 31, 2006 and December 31, 2007, for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above equaled $0 and 34,000, respectively.

Tax Fees

The aggregate fees billed for the years ended December 31, 2006 and December 31, 2007 for professional services rendered by KPMG LLP for tax compliance, tax advice, and tax planning equaled $1,000 and $0, respectively, and consisted of assistance in the preparation of tax returns, and general tax research and planning.

All Other Fees

The aggregate fees billed for the years ended December 31, 2006 and December 31, 2007 for products and services provided by KPMG LLP other than the services reported above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” equaled $2,000 and $2,000, respectively, and consisted of the licensing of accounting research tools.

Pre-Approval Policy

Our Audit Committee Charter provides that the Audit Committee shall pre-approve all auditing services, internal control-related services and permitted non-audit services (including the terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Committee prior to the completion of the service. The Committee may also form and delegate authority to sub-committees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting. In accordance with the pre-approval policy, the Audit Committee has designated Mr. Kimsey as the sole member of a subcommittee with the authority to grant pre-approvals for audit and permitted non-audit services other than the annual audit plan for audit services; provided that Mr. Kimsey is required to present such approvals to the Audit Committee at its next regularly scheduled meeting. All of the services obtained from our independent auditors described above were pre-approved by either the Audit Committee or Mr. Kimsey as the sole member of the subcommittee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2008

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date

/s/ Judson C. Green	April 28, 2008

Judson C. Green
President, Chief Executive Officer and
a Director (Principal Executive Officer)

/s/ David B. Mullen	April 28, 2008

David B. Mullen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ James D. Murphy	April 28, 2008

James D. Murphy
Vice President and Corporate Controller
(Principal Accounting Officer)

*	April 28, 2008

Richard J.A. de Lange
Director

*	April 28, 2008

Christopher Galvin
Director

*	April 28, 2008

Andrew J. Green
Director

*	April 28, 2008

William L. Kimsey
Director

*	April 28, 2008

Scott D. Miller
Director

*	April 28, 2008

Dirk-Jan van Ommeren
Director

*By:	/s/ Judson C. Green	April 28, 2008

Judson C. Green, as
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement between NAVTEQ Corporation and Amreesh Modi dated November 3, 2006.
10.2	Amendment to Letter of Employment of Amreesh Modi dated September 27, 2007.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.