Form 10-Q
period 2008-03-30
NAVTEQ CORP
filed 2008-05-08
CIK 834208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 29, 2008 was 98,962,641.

Certain statements in this document contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the terminology used—for example, words and phrases such as “may,” “should,” “expect,” “anticipate,” “plan,” “believe,” “estimate,” “predict” and other comparable terminology typically would be deemed forward-looking. Actual events or results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in this quarterly report and  under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.   Readers are cautioned not to place undue reliance on these forward-looking statements.  Readers should read this quarterly report, and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, with the understanding that actual future results and events may be materially different from what we currently expect.

The forward-looking statements included in this quarterly report reflect our views and assumptions only as of the date of this quarterly report.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

“NAVTEQ” is a trademark of NAVTEQ Corporation.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2007	March 30, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$159,857	231,968
Short-term marketable securities	226,126	171,710
Accounts receivable, net of allowance for doubtful accounts of $10,369 and $11,954 in 2007 and 2008, respectively	193,505	141,269
Deferred income taxes, net	39,872	36,696
Prepaid expenses and other current assets	32,752	40,283
Total current assets	652,112	621,926
Property and equipment, net	111,687	121,379
Capitalized software development costs, net	27,084	27,510
Long-term deferred income taxes, net	204,840	204,758
Long-term marketable securities	76,855	128,537
Acquired intangible assets, net	71,353	68,475
Goodwill	176,603	179,324
Deposits and other assets	7,503	9,767
Total assets	$1,328,037	1,361,676

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,175	32,224
Accrued payroll and related liabilities	48,935	39,413
Accrued rebates	62,279	58,697
Other accrued expenses	52,362	43,730
Deferred revenue	45,582	41,611
Total current liabilities	241,333	215,675

Long-term deferred revenue	45,148	45,885
Long-term deferred income taxes, net	6,220	6,264
Other long-term liabilities	28,762	31,179
Total liabilities	321,463	299,003
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized; 98,913 and 99,281 shares issued in 2007 and 2008, respectively; 98,554 and 98,908 shares outstanding in 2007 and 2008, respectively	99	99
Additional paid-in capital	1,019,085	1,022,561
Treasury stock, 359 and 373 shares in 2007 and 2008, respectively	—	(991)
Accumulated other comprehensive income:
Cumulative translation adjustment	2,406	25,693
Unrealized holding loss on available-for-sale marketable securities, net of tax	(1,052)	(3,608)
Total accumulated other comprehensive loss	1,354	22,085
Retained earnings (accumulated deficit)	(13,964)	18,919
Total stockholders’ equity	1,006,574	1,062,673
Total liabilities and stockholders’ equity	$1,328,037	1,361,676

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	April 1, 2007	March 30, 2008

Net revenue	$159,951	224,450

Operating costs and expenses:
Database creation and delivery costs	74,255	115,423
Selling, general and administrative expenses	47,353	68,274
Total operating costs and expenses	121,608	183,697

Operating income	38,343	40,753

Other income (expense):
Interest income, net	4,079	5,960
Foreign currency loss	(583)	(616)
Other income	291	22

Income before income taxes	42,130	46,119

Income tax expense	11,881	13,236

Net income	$30,249	32,883

Earnings per share of common stock:
Basic	$0.32	0.33
Diluted	$0.31	0.32

Weighted average shares of common stock outstanding:
Basic	94,802	98,709
Diluted	97,265	101,951

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Quarter Ended
	April 1, 2007	March 30, 2008
Cash flows from operating activities:
Net income	$30,249	32,883
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	470	4,611
Depreciation and amortization	3,952	6,225
Amortization of software development costs	3,142	2,705
Amortization of acquired intangible assets	2,014	3,507
Provision for bad debts	3	1,156
Stock compensation expense	4,329	5,614
Noncash other	3	2,289
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	33,003	55,529
Prepaid expenses and other current assets	(892)	(6,897)
Deposits and other assets	1,019	(1,909)
Accounts payable	(6,894)	(531)
Accrued payroll and related liabilities	(6,547)	(10,709)
Other accrued expenses	(1,273)	(12,155)
Accrued rebates	(6,609)	(3,582)
Deferred revenue	19,029	(4,309)
Other long-term liabilities	4,059	2,369
Net cash provided by operating activities	79,057	76,796
Cash flows from investing activities:
Acquisition of property and equipment	(6,602)	(14,071)
Capitalized software development costs	(5,175)	(4,339)
Purchases of marketable securities	(113,359)	(46,739)
Sales of marketable securities	81,671	53,950
Payments for acquisitions, net of cash acquired	(46,368)	(176)
Net cash used in investing activities	(89,833)	(11,375)
Cash flows from financing activities:
Issuance of common stock and related tax benefits	2,233	(2,138)
Net cash provided by (used in) financing activities	2,233	(2,138)
Effect of exchange rate changes on cash	840	8,828
Net increase (decrease) in cash and cash equivalents	(7,703)	72,111
Cash and cash equivalents at beginning of period	122,335	159,857
Cash and cash equivalents at end of period	$114,632	$231,968

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1	57
Cash paid during the period for income taxes	$7,758	13,092

Non-cash transactions:
Value of common stock and equivalents issued in connection with an acquisition	$125,471	—

See accompanying notes to condensed consolidated financial statements.

NAVTEQ CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except per share amounts)

(1) — Unaudited Financial Statements

NAVTEQ Corporation (“the Company”) is a leading provider of digital map data and other location-based content, including real-time traffic information, used in a wide range of navigation, mapping and geographic-related applications, including products and services that provide maps, driving directions, turn-by-turn route guidance, fleet management and tracking and geographic information systems. These products and services are provided to end users by customers on various platforms, including: self-contained hardware and software systems installed in vehicles; personal computing devices, such as personal navigation devices (PNDs) and mobile phones; server-based systems, including internet and wireless services; and paper media. The Company’s traffic information is also provided to traditional radio and television stations, and federal, state and local governmental entities.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Principles of Presentation

The Company’s fiscal quarterly periods end on the Sunday closest to the calendar quarter end.  The 2007 first quarter had 91 days and the 2008 first quarter had 90 days.  The Company’s fiscal year end is December 31.

Certain 2007 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2008 presentation. Accrued rebates have been reported as a separate line in the Statements of Cash Flows.

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and FASB Staff Position (“FSP”) No. 157-2, which deferred the adoption of portions of SFAS No. 157. SFAS 157 established a single authoritative definition of fair value, sets out a framework for measuring fair value, and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. FSP No. 157-2 defers for one year the effective date of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The purpose of the deferral is to allow the Financial Accounting Standards Board (“FASB”) and constituents’ additional time to consider the effect of various implementation issues that have arisen, or may arise, from the application of SFAS No. 157. The assets and liabilities included in our consolidated balance sheet for which the adoption of SFAS No. 157 has been deferred include our long-lived assets.

(2) — Recent Accounting Pronouncements

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

(3) — Marketable Securities

As of March 30, 2008, the Company held auction-rate securities totaling $57,157, which are classified as long-term marketable securities.  The auction-rate securities represent interests in securities that have student loans as collateral that are guaranteed by the U.S. Department of Education under the Higher Education Act.  Liquidity for these securities is provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually 28 days.  In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling securities at par.  During February 2008, the auctions for these securities failed to produce a sufficient number of bidders.  The value of the underlying marketable securities was not permanently impaired as of March 30, 2008.  However, the Company cannot be assured that these securities have the same liquidity.  The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, or until the Company is able to sell the securities in a secondary market.  Prior to this quarter, the auction-rate securities were reported as short-term marketable securities.  However, the Company’s auction-rate securities will continue to be reported as long-term marketable securities until circumstances change regarding their liquidity.  The entire balance of auction-rate securities at March 30, 2008 have stated maturities that primarily range between 21 and 39 years.  The vast majority of the Company’s investment portfolio is valued based on quoted market prices. The Company’s auction-rate securities are valued based on a discounted cash flow model, market data and inputs that are derived from similar investments. Due to market illiquidity, the Company is unable to use significant observable (Level 1 or Level 2) inputs to value these auction-rate securities. The discounted cash flow model takes into account, among other variables, the base interest rate, credit spreads and time to work out the market disruption in the traditional trading mechanism and its effect on liquidity. Due to the significant amount of unobservable inputs that were used to value the auction-rate securities, they are classified as Level 3 for purposes of reporting under the guidance of SFAS No. 157. Based on this valuation, the Company reflected a $2,568 pre-tax unrealized holding loss against the historical cost basis of these investments as of March 30, 2008. The unrealized holding loss has been reported in other comprehensive income. The Company believes it has the ability to hold these securities until market liquidity returns and the auction process resumes and the Company intends to hold these securities until such time.

The fair value of the Company’s marketable securities as of March 30, 2008 is as follows:

Quoted Prices in
		Active Markets for	Significant
		Identical Assets	Unobservable Inputs
Description	March 30, 2008	(Level 1)	(Level 3)

Available-for-sale securities	$300,247	$243,090	$57,157

A reconciliation of the beginning and ending balances of the Company’s Level 3 securities is as follows:

Level 3 securities as of December 31, 2007	$0
Transfers into Level 3 due to changes in the observability of significant inputs	59,725
Unrealized losses in Level 3 securities	(2,568)
Level 3 securities as of March 30, 2008	$57,157

(4) — Comprehensive Income

Comprehensive income for the quarters ended April 1, 2007 and March 30, 2008 was as follows:

	Quarter Ended
	April 1,	March 30,
	2007	2008

Net income	$30,249	32,883
Foreign currency translation adjustment	2,111	23,287
Unrealized holding loss on available-for-sale marketable securities, net of tax	(537)	(2,556)
Comprehensive income	$31,823	53,614

(5) — Earnings Per Share

Basic and diluted earnings per share is computed based on net income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period, in accordance with SFAS No. 128, “Earnings Per Share.”

Basic and diluted earnings per share for the quarters ended April 1, 2007 and March 30, 2008 were calculated as follows:

	Quarter Ended
	April 1, 2007	March 30, 2008
Numerator:
Net income	$30,249	32,883

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	94,802	98,709
Effect of dilutive securities:
Employee stock options	2,155	2,638
Restricted stock units	308	604
Denominator for diluted earnings per share - weighted average shares outstanding and assumed conversions	97,265	101,951

Earnings per share:
Basic	$0.32	0.33
Diluted	$0.31	0.32

Options to purchase 1,974 and 13 shares of common stock were outstanding at April 1, 2007 and March 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(6) — Enterprise-wide Disclosures

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

The following summarizes net revenue on a geographic basis for the quarters ended April 1, 2007 and March 30, 2008:

	Quarter Ended
	April 1,	March 30,
	2007	2008
Net revenue:
EMEA	$87,301	114,455
Americas	70,782	108,927
Asia Pacific	1,868	1,068
Total net revenue	$159,951	224,450

The following summarizes net revenue by type of revenue for the quarters ended April 1, 2007 and March 30, 2008:

	Quarter Ended
	April 1,	March 30,
	2007	2008
Net revenue:
Digital map licensing and related revenues	$150,703	208,837
Advertising	6,227	10,956
Other	3,021	4,657
Total net revenue	$159,951	224,450

The following summarizes long-lived assets on a geographic basis as of December 31, 2007 and March 30, 2008:

	December 31,	March 30,
	2007	2008

Property and equipment, net:
EMEA	$10,220	11,372
Americas	100,834	109,332
Asia Pacific	633	675
Total property and equipment, net	$111,687	121,379

Capitalized software development costs, net:
EMEA	$9,255	9,229
Americas	17,829	18,281
Asia Pacific	—	—
Total capitalized software development costs, net	$27,084	27,510

(7) — Concentrations of Risk

For the quarter ended April 1, 2007, two customers each accounted for 12% of total revenues, respectively.  For the quarter ended March 30, 2008, one customer accounted for 15% of total revenues.

(8) — Database Creation and Delivery Costs

Database creation and delivery costs include the costs of data collection and processing costs, direct distribution and other database-related costs.  Data collection and processing costs of $52,819 and $86,575 for the quarters ended April 1, 2007 and March 30, 2008, respectively, consist of database creation and validation, costs to obtain information used to construct the database, ongoing costs for updating and enhancing the database content and costs related to the collection and processing of traffic data.

Data collection and processing costs also include costs for the development of software as follows: (i) applications used internally to improve the effectiveness of database creation and updating activities, (ii) enhancements to internal applications that enable the Company’s core database to operate with emerging technologies, and (iii) applications to facilitate usage of the Company’s map database by customers.  Data collection and processing costs are expensed as incurred, except costs of internal-use software, which are capitalized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, certain application development costs relating to internal-use software have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets, generally three to four years.  The Company capitalized $5,175 and $4,339 of internal-use software development costs during the quarters ended April 1, 2007 and March 30, 2008, respectively.  Included in database creation and updating costs is the amortization of internal-use software costs of $3,142 and $2,705 for the quarters ended April 1, 2007 and March 30, 2008, respectively.

Direct distribution costs of $17,711 and $22,030 for the quarters ended April 1, 2007 and March 30, 2008, respectively, include direct costs related to reproduction of the database for licensing, professional services, and per copy sales.  Database licensing and distribution costs are expensed as incurred.

Other database creation and delivery costs of $3,725 and $6,818 for the quarters ended April 1, 2007 and March 30, 2008, respectively, include hardware, software and advertising inventory purchased for resale.

(9) —Deferred Revenue

During the first quarter of 2004, the Company entered into a five-year license agreement to provide map database information to a customer.  Under the license agreement, the customer paid $30,000 during the second quarter of 2004 related to license fees for the first three years of the agreement.  The customer can use up to $10,000 of the credits in each of 2004, 2005 and 2006.  These credits had been completely used by the customer as of December 31, 2006.  The customer paid $20,000 in the first quarter of 2007 related to the license fees for 2007 and 2008, of which $10,000 was applied by the customer as of December 31, 2007 in accordance with the license agreement. The customer is entitled to apply the remaining $10,000 of the credits in 2008. As of the end of the first quarter of 2008, the customer did not make use of the credit and has the full $10,000 of the credit to use in future quarters in 2008. Any unused credits will expire at the end of 2008.

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

This acquisition was made to diversify the Company’s product portfolio and customer base and to expand the data content the Company is able to provide.  The total purchase price for Traffic.com was $186,720, which included the cost basis of previously owned shares of Traffic.com of $1,998.  Additionally, at the time of the acquisition, Traffic.com had a liability related to deferred license fees to the Company of approximately $9,015.  To complete the acquisition, the Company issued 3,940 shares, including 57 shares related to a sale bonus paid to the former Chief Executive Officer of Traffic.com.  These shares were valued at $124,712, which was based on the average stock price of the Company’s common stock for a period beginning two days before the announcement of the merger and ending two days after the announcement of the merger.  The Company also paid $49,008 in cash and assumed options and warrants that were converted into the right to purchase 139 shares of NAVTEQ stock, which were valued at $763.  In addition, the Company paid $10,239 in direct costs to acquire the shares of Traffic.com, including $2,125 to the former Chief Executive Officer of Traffic.com for a sale bonus and severance.  As part of the preliminary purchase price allocation, the Company recorded $268,438 in assets and $81,718 in liabilities.  The operating results of Traffic.com are included in the Company’s results beginning from the acquisition date of March 6, 2007.  Included in total assets are the following intangible assets:

Intangible Asset	Value	Estimated useful life
Customer relationships	$22,568	10 years
Trade name	11,011	8 years
Software	7,926	3 years

The acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.  In addition, the Company has recorded $101,849 in goodwill.  The goodwill is not tax-deductible.

(11)  — Litigation

On April 22, 2005, Tele Atlas N.V. and Tele Atlas North America (“Tele Atlas”) filed a complaint against the Company in the United States District Court for the Northern District of California.  The complaint alleges that the Company violated Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and Sections 16720, 16727 and 17200 of the California Business and Professions Code, and that the Company intentionally interfered with Tele Atlas’s contractual relations and prospective economic advantage with third parties, by allegedly excluding Tele Atlas from the market for digital map data for use in navigation system applications in the United States through exclusionary and predatory practices.  On August 16, 2005, Tele Atlas filed an amended complaint based on these same causes of action.  Specifically, in its amended complaint, Tele Atlas alleges that the Company controls a predominant share of variously defined markets for digital map data and has entered into exclusive contracts with digital map data customers for the purpose of acquiring or maintaining an illegal monopoly in these alleged markets.  Tele Atlas also contends that these allegedly exclusive contracts have interfered with Tele Atlas’ current and prospective business relationships and amount to unfair competition under California state law.  In addition, Tele Atlas alleges that the Company, through its license under U.S. Patent No. 5,161,886, control a predominant share of the alleged relevant technology market consisting of methods for displaying portions of a topographic map from an apparent perspective view outside and above a vehicle in the United States, and allegedly have entered into patent licenses and/or other arrangements in a manner that violates the aforesaid laws.  On November 2, 2005, the Court dismissed some, but not all, of Tele Atlas’ claims for failure to state valid causes of action.  On November 22, 2005, Tele Atlas filed a second amended complaint based on the same causes of actions and essentially the same allegations as in its first amended complaint and the Company filed an answer denying Tele Atlas’ claims.  On February 19, 2007, Tele Atlas filed a Motion for Leave to Amend and Supplement Second Amended Complaint, seeking to file a third amended complaint based on the same causes of action and allegations as in its second amended complaint.  Tele Atlas’s proposed third amended complaint adds allegations regarding an additional defined market for digital map data and regarding the Company’s control, through the Company’s U.S. Patent No. 6,735,515, of a technology market consisting of methods and systems designed to continuously provide driver assistance systems with updated data about paths along roads onto which a motor vehicle can travel from its current position, and use of such control to enter into a patent licenses and/or other agreements in a manner that violates federal and state antitrust laws.  Tele Atlas seeks preliminary and permanent injunctive relief, unspecified monetary, exemplary and treble damages, and costs and attorneys’ fees of suit.  The court granted Tele Atlas’s Motion for Leave and Tele Atlas’s Third Amended Complaint was filed under seal on May 11, 2007.  Fact and expert discovery has closed and the period for filing summary judgment motions has ended. The Company filed summary judgment motions, which are pending seeking decisions in the Company’s favor on all of Tele Atlas’ claims.  This action is scheduled to begin a jury trial on November 4, 2008.  The Company believes that Tele Atlas’ claims are without merit.  The Company intends to take all necessary steps to vigorously defend itself against this action; however, the Company cannot predict its outcome or potential effect, if any, on the Company’s business, financial position or results of operations.  A negative outcome could adversely affect the Company’s business, results of operations and financial condition.  Even if the Company prevails in this matter, the Company may incur significant costs in connection with its defense, experience a diversion of management time and attention, realize a negative impact on its reputation with its customers and face similar governmental and private actions based on these allegations.

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

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business.  The Company does not believe that any of these other legal proceedings or claims will materially affect the Company’s business, financial position or results of operations.

(12)—Pending Merger with Nokia

On October 1, 2007, the Company entered into an Agreement and Plan of Merger (“Nokia Merger Agreement”) with Nokia Inc., a Delaware corporation (“Parent”), North Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”) and, for certain purposes set forth in the Nokia Merger Agreement, Nokia Corporation, a corporation organized and existing under the laws of the Republic of Finland.  Subject to the terms and conditions of the Nokia Merger Agreement, Purchaser will be merged with and into the Company (the “Nokia Merger”), each outstanding share of the Company’s common stock, par value $0.001 per share, will be converted into the right to receive $78.00 in cash, without interest, and the Company will survive the Nokia Merger as a wholly-owned subsidiary of Parent.  All unvested options to purchase common stock will accelerate and vest in full immediately prior to the consummation of the Nokia Merger.  Option holders will receive a cash payment for each option held equal to the excess of $78.00 over the applicable option exercise price, less taxes.

The Nokia Merger Agreement includes customary representations, warranties and covenants of the parties and is subject to customary closing conditions, including certain regulatory reviews and approvals.  All necessary regulatory approvals have been received other than European Commission regulatory approval.  The Nokia Merger Agreement was approved and adopted by the Company’s stockholders at a special meeting of stockholders on December 12, 2007.

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

The Nokia Merger Agreement includes customary representations, warranties and covenants of the parties and is subject to customary closing conditions, including certain regulatory reviews and approvals.  All necessary regulatory approvals have been received except for European Commission regulatory approval.  The Nokia Merger Agreement was approved and adopted by our stockholders at a special meeting of stockholders on December 12, 2007.

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

In addition to revenues from our geographic database, we receive a portion of our revenues from the sale of advertising on radio and television stations.  We receive airtime inventory from radio and television stations in exchange for the delivery of traffic information and services.

We expect that our revenue and revenue growth will continue to be subject to a highly competitive environment.  We currently have several major competitors, including Tele Atlas N.V. (which has announced an agreement to be acquired by TomTom N.V. ) and numerous European governmental and quasi-governmental mapping agencies (e.g., Ordnance Survey in the United Kingdom) that license map data for commercial use, as well as many local competitors in geographic areas outside of North America and Europe.   Also, AND Automotive Navigation Data  has announced that it will be expanding its coverage of mapping data that supports navigation from countries of Eastern Europe to countries of Western Europe, and Facet Technologies has announced its launch of mapping data that supports navigation for the United States, with plans to expand to Canada and Europe.  Governmental and quasi-governmental agencies are making more map data information with greater coverage and content, and higher quality, available free of charge or at lower prices, which may encourage new market entrants or reduce the demand for fee-based products and services, which incorporate our map database.  Several companies are also now providing aerial, satellite and other location-based imagery which provides our customers with an alternative to our map data and makes it less costly and time-consuming for competitors to build a high quality map database similar to our database.  In addition, some of our customers prefer to license data from several vendors in order to diversify their sources of supply and to maintain competitive and pricing pressure.  We expect that we will continue to operate in a highly competitive environment following the completion of TomTom’s acquisition of Tele Atlas.

Additionally, we have intense competition in providing traffic information to radio and television stations across the United States as Traffic.com derives the majority of its revenues via advertising on radio and television stations.

We have several major competitors in this business, including Westwood One and Clear Channel Communications, that have the ability to provide these services to radio and television stations as well, which could result in price reductions, reduced profit margins or loss of business.  These competitors have longer operating histories with respect to traffic information and more established relationships with advertisers.  Our traffic data also competes with smaller, start-up companies that make use of publicly available traffic data from government sources.

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

Operating Expenses

Our operating expenses are comprised of database creation and delivery costs, and selling, general and administrative expenses.  Database creation and delivery costs primarily include the purchase and licensing of source maps, employee compensation and third party fees related to the construction, maintenance and delivery of our geographic database and related location based content including real-time traffic data.  Selling, general and administrative expenses primarily include employee compensation, marketing, facilities and other administrative expenses.

Our operating expenses have increased as we have made investments related to the development, improvement and commercialization of our database.  We anticipate that operating expenses will continue to increase as our growth and development activities continue, including further development and enhancement of our database and increasing our sales and marketing efforts.

Cash and Liquidity

As of March 30, 2008, our balance of cash and cash equivalents and marketable securities was $532,215, compared to our cash and cash equivalents and marketable securities as of December 31, 2007 in the amount of $462,838, which represents an increase of $69,377.

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

For the quarter ended March 30, 2008, we generated approximately 52% of our net revenue and incurred approximately 43% of our total expenses in foreign currencies.  Our European operations reported revenue of $114,455 for the quarter ended March 30, 2008.  Due to an increase in the exchange rate of the euro against the dollar, as compared to the first quarter of 2007, European revenue was approximately $12,746 higher than what would have been reported had the exchange rate not increased.  Based on the results of the quarter ended March 30, 2008, every one cent change in the exchange rate of the euro against the dollar resulted in approximately a $760 change in our quarterly revenue and approximately a $290 change in our quarterly operating income.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or Europe.

Customer Concentration

Material portions of our revenue have been generated by a small number of customers, and we expect that a small number of customers will account for a material portion of our total revenue for the foreseeable future.  For the quarter ended March 30, 2008, one customer represented approximately 15% of our revenues.  Our top fifteen customers accounted for approximately 63% of our revenue for the quarter ended March 30, 2008.

The majority of our significant customers are automobile manufacturers, personal navigation device (PND) manufacturers and suppliers to automobile manufacturers.  Conditions in the market for new automobiles generally and conditions affecting specific automobile manufacturers and suppliers may affect sales of vehicle navigation systems incorporating our database.  Likewise, conditions in the market for consumer electronics generally may affect sales of PNDs.  Fluctuations in the automotive and consumer electronics markets have occurred in the past and are likely to occur in the future.  To the extent that our future revenue depends materially on sales of new automobiles equipped with navigation systems enabled by digital maps and PNDs incorporating map data, our business may be vulnerable to these fluctuations.

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

Impairment of Long-lived Assets

As of December 31, 2007 and March 30, 2008 our long-lived assets consisted of property and equipment, internal-use software and acquired intangible assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Additionally, goodwill is reviewed on at least an annual basis to determine if our recorded goodwill amounts are impaired in any manner.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

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

As of March 30, 2008, we had a valuation allowance for deferred tax assets of $3,746 primarily related to state operating loss carryforwards at Traffic.com and operating loss carryforwards in Mexico and Korea.

We cannot assure you that we will continue to experience taxable income at levels consistent with recent performance in some or all of the jurisdictions in which we do business.  In the event that actual taxable income differs from our projections of taxable income by jurisdiction, changes in the valuation allowance, which could affect our financial position and net income, may be required.

Results of Operations

Comparison of Quarters Ended April 1, 2007 and March 30, 2008

Operating Income, Net Income and Earnings Per Share of Common Stock.  Our operating income increased from $38,343 during the first quarter of 2007 to $40,753 in the first quarter of 2008, due primarily to revenue growth.  This revenue growth was partially offset by higher operating expenses.  Our net income increased from $30,249 in the first quarter of 2007 to $32,883 in the first quarter of 2008.  Basic earnings per share of common stock were $0.32 and $0.33 for the first quarters of 2007 and 2008, respectively.  Diluted earnings per share of common stock were $0.31 and $0.32 for the first quarters of 2007 and 2008, respectively.

The following table highlights changes in selected financial statement line items, which are material to our results of operations.  An analysis of the factors affecting each line is provided in the paragraphs that appear after the table.

	Quarter Ended
	April 1, 2007	March 30, 2008	Change	% Change
Net revenue	$159,951	224,450	64,499	40.3%
Database creation and delivery costs	74,255	115,423	41,168	55.4%
Selling, general and administrative expenses	47,353	68,274	20,921	44.2%
Other income	3,787	5,366	1,579	41.7%
Income tax expense	11,881	13,236	1,355	11.4%

Net Revenue.  The increase in net revenue was due to an increase in database licensing, resulting primarily from increased unit sales to customers.  Growth occurred in EMEA and Americas during the first quarter of 2008.  EMEA revenue increased 31% from $87,301 in the first quarter of 2007 to $114,455 in the first quarter of 2008.  Americas revenue increased 54% from $70,782 in the first quarter of 2007 to $108,927 in the first quarter of 2008.  EMEA and Americas revenue both increased primarily due to an increase in unit sales to vehicle navigation system vendors, automobile manufacturers and mobile device manufacturers.  In addition, advertising revenue of $6,227 and $10,956 were recorded in the first quarter of 2007 and 2008, respectively.  The increase in 2008 was primarily due to having a full three months of results for Traffic.com in 2008.

Differences in foreign currency translation increased revenue within EMEA operations by approximately $12,746 during the first quarter of 2008 as compared to the first quarter of 2007.  Excluding the effect of foreign currency translation, EMEA revenue would have grown 17%.  Two customers each represented approximately 12% of our revenues for the first quarter of 2007.  One customer represented approximately 15% of our revenues for the first quarter of 2008.

Database Creation and Delivery Costs.  The increase in database creation and delivery costs was due primarily to geographic expansion and quality improvements.  The capitalization of $5,175 and $4,339 in the first quarter of 2007 and 2008, respectively, for internal-use software reduced our expenses in those periods.  An unfavorable foreign currency translation effect within EMEA operations increased expenses in the first quarter of 2008 by approximately $4,862 when compared to the first quarter of 2007.

Approximately 57% and 56% of our database creation costs for the first quarter of 2007 and 2008, respectively, were comprised of personnel, software amortization, stock-based compensation, occupancy, and other business infrastructure expenses.  Our direct delivery costs were approximately 32% and 28% of our database creation and delivery costs in the first quarter of 2007 and 2008, respectively.  Database creation and delivery costs for MapSolute and Traffic.com were approximately $3,714 in the first quarter of 2007 compared to $14,355 in 2008.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was due primarily to our investments in growing our worldwide sales force, expanding the breadth of our product offerings and improving our infrastructure to support future growth.  Stock-based compensation expense of $3,563 was recorded in selling, general and administrative expense in the first quarter of 2007, compared to $4,316 in the first quarter of 2008.  An unfavorable foreign currency translation effect increased expenses within EMEA operations by approximately $2,374 in the first quarter of 2008, when compared to the first quarter of 2007.

Approximately 72% and 75% of our selling, general, and administrative expenses for the first quarter of 2007 and 2008, respectively, were comprised of personnel, stock-based compensation, occupancy and other business infrastructure expenses.  Selling, general, and administrative expenses for MapSolute and Traffic.com were approximately $2,315 in the first quarter of 2007 and $10,053 in the first quarter of 2008.

Other Income.  Interest income increased from $4,080 in 2007 to $5,910 primarily due to higher average investment balances in 2008.

Income Tax Expense.  The increase in income tax expense is primarily due to an increase in operating income in 2008 compared to 2007.  The effective tax rate in the first quarter of 2007 was 28.2% as compared to 28.7% in the first quarter of 2008.  The increase in the effective tax rate was primarily due to a proportionately larger amount of income in jurisdictions with higher income tax rates.

Liquidity and Capital Resources

Since 2002, we have financed our operations through cash generated from operating income.  As of March 30, 2008, cash and cash equivalents and marketable securities totaled $532,215 compared to our cash and cash equivalents and marketable securities as of December 31, 2007 of $462,838, which represents an increase of $69,377.

On November 30, 2007, we extended and increased, through our operating subsidiary for North America, our revolving line of credit that is now scheduled to mature on December 1, 2008.  Pursuant to the terms of the line of credit, we may borrow up to $50,000 at an interest rate of either U.S. LIBOR plus 0.5% or the greater of the prime rate or the federal funds rate plus 0.5%.  We are required to pay to the bank a quarterly facility fee of 7.5 basis points per annum on the average daily unused commitment.  We have guaranteed our operating subsidiary’s obligations under this facility.  As of March 30, 2008, there were no outstanding borrowings against this line of credit.

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

Cash and cash equivalents increased by $72,111 during the quarter ended March 30, 2008.  The changes in cash and cash equivalents were as follows for the quarters ended:

	April 1, 2007	March 30, 2008
Cash provided by operating activities	$79,057	76,796
Cash used in investing activities	(89,833)	(11,375)
Cash provided by (used in) financing activities	2,233	(2,138)
Effect of exchange rates on cash	840	8,828
Increase/(decrease) in cash and cash equivalents	$(7,703)	72,111

Operating Activities

In the first quarter of 2007 and 2008, respectively, we generated positive cash flow from operations.  In both periods, cash flow from operations was driven by positive operating results, which in turn were driven by increased demand for our products.  Accrued payroll and related liabilities decreased $6,547 and $10,709 in the first quarter of 2007 and 2008, respectively, primarily due to payments of annual incentive compensation obligations accrued in the applicable previous year.  Accounts payable decreased by $6,894 in the first quarter of 2007 primarily due to the timing and payment of normal business obligations.  Other accrued expenses decreased by $12,155 in 2008 as we paid expenditures that were accrued in 2007.  Accrued rebates decreased by $6,609 in 2007 due to the payment of rebates earned during 2006 being utilized in 2007.  Deferred revenue increased by $19,029 in 2007 due primarily to the receipt of a prepayment from a customer of $20,000, offset by the recognition of revenue.  Accounts receivable decreased by $33,003 and $55,529 in 2007 and 2008, respectively, due to strong collections in each first quarter.  Prepaid assets and other current assets increased by $6,897 in 2008 due to an increase in income taxes receivable.

Investing Activities

Cash used in investing activities has primarily consisted of capitalized costs related to software developed for internal use, investments in marketable securities and capital expenditures.  We experienced temporary excess funds that were provided from operations in the first quarter of 2008.  We invested those excess funds in cash equivalents and marketable securities.  During the first quarter of 2007, we invested an additional net $31,688 in marketable securities.  During the first quarter of 2008, we had net sales of $7,211 of marketable securities.

Costs for software developed for internal use have been capitalized in accordance with SOP 98-1 and are related to applications used internally to improve the effectiveness of database creation and updating activities, enhancements to internal applications that enable our core database to operate with emerging technologies and applications to facilitate usage of our map database by customers.  Capitalized costs totaled $5,175 and $4,339 for the first quarter of 2007 and 2008, respectively.  We expect the capitalized costs related to software developed for internal use to be approximately $20,000 to $24,000 for the full year of 2008.

We have continued to invest in property and equipment to meet the demands of growing our business by expanding our facilities and providing the necessary infrastructure.  Capital expenditures totaled $6,602 and $14,071 during the first quarter of 2007 and 2008, respectively.  This higher amount is related to additional space in our new corporate headquarters during 2008 and funding the capital expenditures of Traffic.com for a full quarter. We expect total capital expenditures to total approximately $75,000 to $80,000 for the full year of 2008.

We had payments for acquisitions, net of cash acquired, of $46,368 during the first quarter of 2007.  The payments in 2007 primarily related to the acquisition of Traffic.com.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We invest substantially all of our cash in highly liquid cash equivalents and marketable securities.  A percentage point change in interest rates would result in an approximate $3,000 increase or decrease to our interest income on an annual basis depending on the direction of the interest rate change.

Material portions of our revenue and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenue and expenses in the future.  In addition, substantially all of our expenses and revenue related to our international operations are denominated in foreign currencies, principally the euro. As a result, we are subject to risks that exchange rate fluctuations may have a material impact on our earnings.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

 Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 2004, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 30, 2008.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2008, our disclosure controls and procedures were effective in providing such reasonable assurance.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the first quarter of 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

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

Dated: May 8, 2008

NAVTEQ CORPORATION

By:	/s/ Judson C. Green
Judson C. Green
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David B. Mullen
David B. Mullen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James D. Murphy
James D. Murphy
Vice President and Corporate Controller (Principal Accounting Officer)